Form 10QSB
period 1995-09-30
PROACTIVE TECHNOLOGIES INC
filed 1996-10-03
CIK 722839

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended:        September 30, 1995


Commission File Number:       1-8662

PROACTIVE TECHNOLOGIES, INC.
(formerly KEYSTONE MEDICAL CORPORATION)
(Exact name of registrant as specified in its charter)

Delaware                           23-2265039
(State of Incorporation)           (I.R.S. Employer ID No.)

7118 Beech Ridge Trail,
Tallahassee, Florida                          32312
(Address of principal executive offices)    (Zip Code)

(904) 668-8500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was to require such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____                No    X

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X      No ____

The number of shares outstanding of registrant's common stock, par value $.04 per share, as of April 30, 1996 was 11,562,712.

Transitional Small Business Disclosure Format (Check one):

Yes                 No X




  PROACTIVE TECHNOLOGIES, INC.

 Table of Contents


                                               Page No.

PART I         FINANCIAL INFORMATION

Item 1.Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets            3-4
September 30, 1995 and June 30, 1995

Condensed Consolidated Statements of
  Income for the Three Months
  Ended September 30, 1995 and 1994                5

Condensed Consolidated Statements of
  Cash Flows for the Three Months Ended
  September 30, 1995 and 1994                     6-7

Condensed Consolidated Statement of Changes in
 Stockholders' Equity
  September 30, 1995 and June 30, 1995              8

 Notes to Condensed Consolidated Financial
  Statements                                      9-11


Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                            12-13

PART II   OTHER INFORMATION

Item 1. Legal Proceedings                           14

Item 6. Exhibits and Reports on Form 8-K            14

SIGNATURE                                         15-16

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                         September 30            June 30
                           1995                    1995
                        (Unaudited)              (Audited)
ASSETS:

Current Assets:

Cash and equivalents        $ 89,262            $ 98,911
Marketable equity securities, net
                              233,629            559,005
Accounts receivable, net       89,229            110,081
Due from employees              3,325              4,625
Prepaid expenses                8,679              7,454
Deferred income tax asset, net
                              386,536             266,460
                              ______________ ______________

     Total Current Assets     810,660           1,046,536


Property and equipment, net      416,070        426,208

Deferred income tax asset, net   280,000        280,000
Other assets, net                11,163          10,763
                              ______________ _______________


TOTAL ASSETS        $      1,517,893    $       1,763,507

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                         September 30            June 30
                             1995                   1995
                     (Unaudited)                 (Audited)


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

Notes payable              $    200,000   $    200,000
Current portion of long term debt
                                 21,010           21,010
   Current portion of obligations
     under capital leases        69,600         69,600
   Accounts payable             169,840        219,103
   Accrued expenses             154,643        117,596
   Accrued salaries             179,461        179,461
   Due to related parties       158,511        102,044
                            ______________ _______________

Total Current Liabilities       953,065        908,814

   Long term debt               100,369        105,407
   Obligations under capital leases
                                33,922         47,801
                           ______________ ________________

Total Liabilities      1,087,356             1,062,022

Stockholders' Equity:

   Common stock                 88,217          88,217
   Capital in excess of par value
                            27,989,381       27,989,381
   Accumulated deficit    ( 27,647,061)   ( 27,376,113)
                         _______________     ________________
Total Stockholders' Equity     430,537        701,485


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                   $      1,517,893    $      1,763,507

See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                              Three Months Ended
                                 September 30
                             1995               1994


Net sales                $    357,436   $    405,883
Cost of sales                   78,509        82,507
Selling, general and administrative expenses
                               326,646        205,745
Income (loss) from operations  (47,719)       117,631

Other Income (deductions)
   Interest expense           (15,971)         (6,298)
   Interest income               3,808          5,418
   Loss on sale of assets   -------              (964)
   Unrealized gain (loss) on
   marketable equity securities
                           (325,376)            71,403
   Other income           ------                75,000

Income (loss) before income taxes
                           (385,258)           262,190

Income tax (expense) benefit
                           114,310             (29,276)

Net income (loss)        $(270,948)           $ 232,914


Net income (loss)
     per share      $      (.123)               $ .113

Weighted average number of
     shares outstanding   2,205,427           2,061,083


See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in Cash
(UNAUDITED)

                                     Three months ended
                                        September 30
                               1995                   1994

Cash Flows From Operating Activities:

Net Income (Loss)   $         (270,948)            $ 232,914

Adjustment to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization  22,500                 22,901
Loss on sale of investments    -------                   961
Unrealized loss (gain) on marketable
equity securities             325,376                (71,403)
Deferred tax (benefit) expense
                            ( 120,076)                 29,276
Decrease (increase) in accounts receivable
                               20,852                 (22,274)
(Increase) decrease in prepaid expenses
                             (  1,225)                  6,758
(Increase) decrease in other assets
                                (    400)                   6
Decrease in accounts payable
                                (49,263)              (67,502)
Increase (decrease) in accrued expenses
                                 37,047               (91,301)
Increase in due to related parties
                                 56,467                ------

Net Cash provided by Operating Activities
                                 20,330                 40,336

Cash Flows from Investing Activities:
Purchases of property and equipment
                                  ------              (51,645)
Purchases of investments     ------                   (152,544)
Capitalized software expenditures
                                 (12,362)            (171,762)
Proceeds from sale of investments
                               ------                  40,517

Net Cash Used in Investing Activities
                                (12,362)            (335,434)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock
                                  ------            138,438
Repayment of obligations under
capital leases                     (13,879)       (15,779)
Principal payment on long-term debt
                                   (  5,038)        ------
Loan to employees                   1,300          ( 1,450)
Net Cash (Used) in provided by
financing activities               (17,617)       121,209

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash
(UNAUDITED)
(Continued)


Net Decrease in Cash and Equivalents
                                ( 9,649)          (173,889)

Cash and Cash Equivalents, Beginning of Period
                               98,911                 611,038

Cash and Cash Equivalents, End of Period
                               $89,262             $437,149


Supplemental Disclosure of Cash Flow
     Information:

Cash Payments of:

     Interest       $     6,330         $       6,298
     Income Taxes   $      ------       $       ------

See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
                      Capital In
                      Excess of                      Total
     Common Stock     Par          Accumulated    Stockholders'
Shares        Amount  Value        Deficit           Equity
Balance
June 30, 1994
2,055,288 $ 82,211  $27,317,250    ($23,511,876)  $ 3,887,585

Exercise of Common
Stock options
150,139      6,006      672,131        -----          678,137

Net Loss for Year
------    ---------      --------  (3,864,237)     ( 3,864,237)
  Balance
June 30, 1995
2,205,427    88,217  27,989,381    (  27,376,113)       701,485


Net Loss for
the Three Months
ended September 30,1995
                                      (270,948)        (270,948)

Total as of
September 30,1995
2,205,427 $ 88,217  $27,989,381    ($27,647,061)        $  430,537


See Accompanying Notes to Condensed Consolidated Financial Statements PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)Basis of Financial Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with ound in Form 10-KSB for the fiscal year ended June 30, 1995.
 A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim period are not indicative of the results to be expected for the full year.

(2)Subsequent Events

- Reverse Stock Split

A one for four reverse stock split of the Company's common stock was approved through written consent by the holders of 51.28% of the outstanding shares of the Company and became effective January 31, 1996. This decreases the number of issued and outstanding shares of common stock by 75%, and will increase the par value of each such share from $0.01 to $0.04. All references in the accompanying consolidated financial statements to the number of common shares, par value per share and other per share in for all periods presented.

- Chapter 11 Bankruptcy

As was reported on Form 8-K which was filed on September 13, 1995, the Company, along with two operating subsidiaries, Keystone Laboratories, Inc. ("KLI") and Proactive Solutions, Inc. ("PSI"), was voluntarily placed under the protection of the United States Bankruptcy Court for the Northern District of Oklahoma (the "Court") on September 1, 1995, under Chapter 11 of the United States Bankruptcy Code. On November 21, 1995, the Court confirmed the Equity Security Holders' Plan of Reorganization (the "Plan" on of the Plan, the Court dissolved the order administratively consolidating the Company's Chapter 11 proceeding with the Chapter 11 proceeding of PSI.

Under the Plan, primarily all the Company's creditors will be paid in full within six months of the effective date of the Plan. Under the Plan, the Company will be authorized to issue a total of sixty million (60,000,000) shares of common stock. In addition, certain classes of current stockholders of the Company will receive warrants entitling them to purchase shares of the Company's common stock at a price of $.50 per share ($2.00 per share after the reverse stock split) for a period of six months in exchange for the release of their respective shareholder claims against the Company's remaining operating subsidiary, KLI, whose separate Chapter 11 bankruptcy petition was dismissed without prejudice by the Court on September 25, 1995, continues to operate its forensic urine drug screening and confirmatory testing laboratory in Asheville, North Carolina.

- Acquisitions

On February 10, 1996, the Company entered into an agreement to incorporate a wholly-owned subsidiary called Decocrete Worldwide, Inc. ("Worldwide") for the purpose of purchasing the net assets of Decocrete International, Inc. ("International") for the purchase price of $72,000 plus twenty percent (20%) of the common stock of Worldwide. Subsequent to the acquisition, International is to be dissolved with its remaining assets (the purchase price paid by Worldwide) being distributed to its shareholders. The of Worldwide are to be allocated as follows: sixty percent (60%) to the Company and forty percent (40%) to Worldwide's minority shareholders.

Next, as reported on Form 8-K which was filed on February 22, 1996, on February 12, 1996, the Company acquired all of the issued and outstanding shares of common stock of Capital First Holdings, Inc. and its subsidiaries ("Capital") from Mark A. Conner in exchange for a total of 8,559,077 (approximately eighty percent (80%)) of the issued and outstanding shares of common stock of the Company. In connection with the acquisition of Capital which was accounted for as a purchase transaction, the number of shares depending on the total amount of proceeds received through the exercise of warrants for the purchase of the Company's common stock discussed above. Finally in connection with this acquisition, Mr. Conner was also elected Chairman of the Board and President and Chief Executive Officer of the Company pursuant to a five year employment agreement.

Capital is a real estate developer in Florida which designs and develops single-family subdivisions for residential lots and condominiums principally in the Tallahassee, Leon County and Vero Beach areas. For the twelve (12) month period ended December 31, 1995, Capital generated approximately $31,826,000 in revenues and approximately $2,589,000 in net income before tax. As of December 31, 1995, Capital owned approximately $22,972,000 in total assets. The results of the operations of Capital will be included with the results of the Company beginning February 12, 1996.

The Consolidated pro forma Condensed Balance Sheet which follows assumes that the acquisition of Worldwide and Capital had occurred as of September 30, 1995.

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES


                                  September 30, 1995
                                       (Unaudited)

Current Assets                     $     25,211,315
Property and Equipment                    1,360,775
Other Assets                                291,163
                                        _____________


TOTAL ASSETS                          $   26,863,253


Current Liabilities                   $     4,223,421
Non-current liabilities                    18,095,930
Stockholders' Equity                        4,543,902

TOTAL LIABILITIES
AND STOCKHOLDERS'
               EQUITY                   $   26,863,253

The consolidated pro forma condensed income statement which follows assumes that the acquisition of Worldwide and Capital had occurred at the beginning of each period presented. The calculations include adjustments for depreciation, amortization and interest. The weighted number of shares assumes that the reverse stock split has occurred, and the 8,559,077 shares have been issued to Mark A. Conner.

                    Three Months
                    Ended                    Year Ended
                    September 30,             June 30
                     1995                       1995
                    (Unaudited)              (Unaudited)

Revenues            $  7,221,453              $ 31,727,791
Net Income (Loss)        $66,383               ($3,055,009)
Net Income (Loss) per share
                    $    0.01               ($         0.29)

Weighted Average Number of Shares
                      10,764,504                 10,704,544

The pro forma statements presented above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition they are not intended to be a projection of future results.

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES


ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN RESULTS OF OPERATIONS

The Company has two subsidiaries for the periods included in this report; they are Keystone Laboratories, Inc. ("KLI") and Proactive Solutions,
Inc. ("PSI"). KLI is a wholly-owned subsidiary of the Company and operates a urine drug screening laboratory in Asheville, North Carolina. Approximately 90% of the Company's drug testing customers are located in the mid-South region and many of them are in the textiles and furniture manufacturing industries.

PSI, based in Tulsa, Oklahoma, is a company still in the product development stage which has yet to actually commence operations. For the periods included in this report, PSI was developing computer software for business management and project management. As mentioned above, as a result of the confirmation by the C ourt of the Equity Holders' Plan of Reorganization on November 21, 1995, PSI is no longer a subsidiary of the Company.
However, since it was a subsidiary of the Company as of the end of the Company's first fiscal quarter, PSI will be included in the discussion below.

Results of Operations

Three months ended September 30, 1995 compared to three months ended September 30, 1994.

Operating revenues were $ 357,436 for the three months ended September 30, 1995, as compared to $ 405,883 for the three months ended September 30, 1994. Operating revenues were primarily generated by KLI, whose operating revenues are cyclical in nature; KLI normally experiences higher sales volumes in the first and fourth fiscal quarters. Prices for KLI's services have remained stable during the first three months of Fiscal 1996 and vary on a customer basis depending upon such factors as the number of tests received to process, who does the physical collection of the specimens, and how many samples are shipped to KLI in one batch.
The reduction in revenues is attributable to a reduction in the number of samples processed during the quarter.

Cost of sales decreased to $78,509 for the three months ended September 30, 1995 from $82,507 for the three months ended September 30, 1994. This decrease for the three month period is due primarily to a decreased volume of laboratory tests being performed by KLI.

Selling, general and administrative expenses increased to $326,646 for the three months ended September 30, 1995 from $205,745 for the three months ended September 30, 1994. This increase was due primarily to legal and accounting fees related to the bankruptcy proceeding and all expenses of PSI being accounted for as general expenses whereas in the three months ended September 30, 1994, a percentage of these costs were capitalized as software costs.

Other income and deductions decreased to a loss of $337,539 for the three months ended September 30, 1995 compared to a gain of $144,559 for the three months ended September 30, 1994. This decrease was primarily attributable to the following two factors. In the three months ended September 1994 a total of $75,000 in other income was of a non-recurring nature. Also at September 30, 1995 , the Company recorded an unrealized loss on marketable equity securities of $325,376 compared to an unrealized gain of book value of the marketable equity securities to the market value for each reporting period.


Financial Condition

The primary source of working capital currently available to the Company is
generated from the operations of KLI.   For the three months ended
September 30, 1995, the Company experienced a net decrease in cash of $ 9,649 which is primarily attributable to capitalized software expenditures, payment on capital lease and debt obligations.

Total assets decreased $245,614 from June 30, 1995 to September 30, 1995 primarily due to the decrease of $325,376 in the value of marketable equity securities offset by the increase of $120,076 in the deferred income tax asset.

The Company believes that, for the foreseeable future, funds from the operations of KLI will be sufficient to support its current operations.
KLI plans to continue to follow its policy of generating cash flows from its internal operations without the necessity of borrowing funds from external sources. It is believed that the proceeds from the exercise of warrants issued in the bankruptcy plan will produce sufficient cash flow to pay the Company's creditors under the bankruptcy plan. PSI, a developmental company with operating expenses and no income, has been a cash drain on the Company's resources. Therefore, the divestiture of PSI pursuant to the bankruptcy plan should improve the Company's cash outlook.

As a result of the acquisitions of Capital and Worldwide
(See Footnote 2 - Acquisitions) along with the continued operations of KLI, it is anticipated that the overall sales and net income of the Company will increase significantly in the near future. The Company intends to concentrate its future efforts on expanding the volume of business of KLI and developing the business of Capital and Worldwide.The Company is continuing to explore other possible acquisitions which will complement its existing businesse


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings

As was discussed above in ITEM 2 of the Notes to the financial statements, on September 1, 1995, the Company along with its two subsidiaries at the time, KLI and PSI, voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Oklahoma. The information contained in that discussion therein is incorporated herein by reference.

ITEM 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:  None

     (b)  Reports on Form 8-K:

The following reports on Form 8-K were prepared and filed during the
quarter ended        September 30, 1995:

(1) September 13, 1995: The Company announced that it, along with KLI and PSI, had filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Oklahoma.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROACTIVE TECHNOLOGIES,INC.

(Registrant)



Date:  May ____, 1996    By:  /s/  Mark A. Conner
                                   Mark A. Conner, President,
                                   Chief Executive Officer and
                                   Chief Financial Officer

 SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PROACTIVE TECHNOLOGIES, INC.
(Registrant)

Date: May ___, 1996
By:__________________________________
Mark A. Conner, President,
Chief Executive
Officer, and Chief Financial Officer