Form 10QSB
period 1995-12-31
PROACTIVE TECHNOLOGIES INC
filed 1996-10-04
CIK 722839

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended:  December 31, 1995

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

Yes          No    X

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes   X                  No ____

The number of shares outstanding of registrant's common stock, par value $.04 per share, as of May 10, 1996 was 11,562,712.

Transitional Small Business Disclosure Format (Check one)
Yes                      No   X




PROACTIVE TECHNOLOGIES, INC.
Table of Contents


                                             Page No.

PART I         FINANCIAL INFORMATION


Item 1. Condensed Consolidated Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets           3-4
December 31, 1995 and June 30, 1995

Condensed Consolidated Statements of
Income for the Three Months and Six Months
Ended December 31, 1995 and 1994                  5

Condensed Consolidated Statements of
Cash Flows for the Six Months Ended
December 31, 1995 and 1994                       6-7
Condensed Consolidated Statement of Changes in
Stockholders' Equity
December 31, 1995 and June 30, 1995               8

Notes to Condensed Consolidated Financial
Statements                                       9-11


Item 2.Management's Discussion and Analysis
of Financial Condition and Results of
Operations                                      12-14

PART II   OTHER INFORMATION
Item 1.Legal Proceedings                          14

Item 6. Exhibits and Reports on Form 8-K        14



SIGNATURE                                    15-16

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS


                         December 31             June 30
                           1995                    1995
                        (Unaudited)              (Audited)
ASSETS:
Current Assets:

Cash and equivalents          $71,023        $98,911
Marketable equity securities, net
                              284,224        559,005
Accounts receivable, net       72,514        110,081
Due from employees              3,175          4,625
Prepaid expenses                9,830          7,454
Deferred income tax asset, net
                              349,899        266,460
                         ______________ ______________

Total Current Assets          790,665      1,046,536


Property and equipment, net
                              236,188        426,208

Deferred income tax asset, net
                              280,000        280,000
Other assets, net               8,836         10,763
                         ______________ _______________


TOTAL ASSETS        $1,315,689          $1,763,507

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                    December 31             June 30
                    1995                       1995
                (Unaudited)               (Audited)


LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

Notes payable         $--------            $200,000
Current portion of long term debt
                         21,010              21,010
Current portion of obligations
under capital leases     69,600              69,600
Accounts payable         51,987              219,103
Accrued expenses        104,581              117,596
Accrued salaries         13,481              179,461
Due to related parties   55,644              102,044
                         ______________ _______________

Total Current Liabilities
                       316,303                908,814

Long term debt          95,190                105,407
Obligations under capital leases
                        16,947                 47,801
                    ______________ ________________

Total Liabilities           428,440         1,062,022
Stockholders Equity:
Common stock                  81,137         88,217
   Capital in excess of par value
                        28,582,215        27,989,381
   Accumulated deficit (27,776,103)        (27,376,113)
                         _______________     ________________
Total Stockholders' Equity         887,249        701,485


TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY              $       1,315,689        $      1,763,507

See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                   Three Months           Six Months
                   Ended                  Ended
                   December 31,           December 31,
               1995         1994                 1995        1994

Net Sales      $325,963     $579,133             $683,399      $985,016
Cost of sales    63,850       69,296              141,359       151,803
Selling, general and administrative expenses
                378,296      417,946              658,429       623,691
Income (loss) from operations
              (115,183)       91,891             (116,389)      209,522

Other Income (deductions)
Interest expense
               (10,633)      (6,123)             (26,604)      (12,421)
Interest income
                  1,869        4,377                5,677        9,795
Loss on sale of assets
                   -            -                    -          75,000
Income (loss) from continuing operations before income taxes
                 (69,724)      159,175            (408,469)     421,365
Income tax (expense) benefit
                 (35,917)     (24,459)               78,393     (53,735)
Net income (loss) from continuing operations
                 (105,641)      134,716            (330,076)     367,630
Loss from operations of discontinued
Proactive Solutions, Inc.
                 (23,401)            -             (69,914)        -
Net income (loss)
                (129,042)      134,716            (399,990)       367,630
Net income (loss) per share
                   (.059)         .063               (.182)        .175
Weighted average number of shares outstanding
                2,201,807    2,128,486            2,203,617     2,094,610

See Accompanying Notes to Condensed Consolidated Financial
Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in Cash
(UNAUDITED)

                                                  Six months ended
                                                    December 31
                                      1995                             1994
Cash Flows From Operating Activities:
Net Income (Loss)                    $(399,990)                    $367,630
Adjustment to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization       45,000                             48,481
Loss on sale of assets                                                    964
Loss on sale of marketable equity securities
                                    46,922
Unrealized loss (gain) on marketable
equity securities                  224,231                          (140,433)
Current expenses paid with common stock
                                    49,750                              -----
Deferred tax (benefit) expense
                                (  83,439)                             53,735
Decrease (increase) in accounts receivable
                                    37,567                           (19,248)
(Increase) decrease in prepaid expenses
                                (   3,631)                           6,758
(Increase) decrease in other assets
                               (      400)                             43
Decrease in accounts payable     ( 41,879)                         (60,466)
Increase (decrease) in accrued expenses
                                    44,883                         (  59,062)
Increase in accrued salaries        13,481                             ------
Increase in due to related parties
                                       95,100                         ------

Net Cash provided by Operating Activities
                                    27,595                          198,402

Cash Flows from Investing Activities:
Purchases of property and equipment
                                    ------                         (69,050)
Purchases of marketable equity securities
                                           ( 10,906)               (324,410)
Capitalized software expenditures
                                 ( 12,362)                          (502,517)
Cash to discontinued operations
                                 (   6,977)                       -----
Proceeds from sale of investments

                                   14,533                         44,139

Net Cash used in investing activities

                                 ( 15,712)                       (851,838)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock
                                     -----                          532,000
Repayment of obligations under capital leases
                          (  30,854)                             (   31,750)
Principal payment on long-term debt
                          (  10,217)                             -----
Loan to employees            1,300                                   4,550
Net Cash (used in) provided by
financing activities      ( 39,771)                                504,800

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in cash
(UNAUDITED)
(Continued)


                                                  Six months ended
                                                     December 31
                                          1995                         1994


Net Decrease in Cash and Cash Equivalents
                              (    27,888)                          (148,636)

Cash and Cash Equivalents, Beginning of Period
                                    98,911                           611,038

Cash and Cash Equivalents, End of Period
                             $       71,023                   $    462,402

Supplemental Disclosure of Cash Flow
                 Information:

Cash Payments of:

                     Interest
                      $       12,550                            $      12,421
                 Income Taxes
                       $      ------                     $            ------

Non-cash investing and financing activities:

     Reacquire common stock in exchange for
assets and liabilities of Proactive
Solutions, Inc.                    279,754                              -----

     Cancel common stock received
                                    15,000                              -----

     Issue stock in payment of debt
                                   306,000                              -----



See Accompanying Notes to Condensed Consolidated Financial Statements PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS EQUITY
(UNAUDITED)

                                 Capital In
                                 Excess of                         Total
    Common Stock                 Par           Accumulated   Stockholders'
Shares         Amount            Value         Deficit          Equity

Balance
June 30, 1994
2,055,288      $ 82,211       $27,317,250    ($23,511,876)      $ 3,887,585

Exercise of Common
Stock options
 150,139         6,006            672,131                           678,137

Net Loss for Year   -                -        (3,864,237)       (3,864,237)

Balance
June 30, 1995
2,205,427       88,217          27,989,381    (27,376,113)         701,485

Common stock
issued for debt
extinguishment
198,000         7,920             298,080                          306,000

Reacquired and canceled
stock from dissolution of
Proactive Solutions, Inc.
( 375,000)    (15,000)            294,754                           279,754

Net Loss for
the Six Months
ended December 31,
1995                                                 (399,990 )    (399,990 )


Total as of
December 31,1995
2,028,427     $ 81,137       $28,582,215            ($27,776,103)  $887,249


See Accompanying Notes to Condensed Consolidated Financial
StatementsPROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)


(1)Basis of Financial Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Proactive Technologies, Inc. (the "Company"), and notes thereto, as found in Form 10-KSB for the fiscal year ended June 30, 1995. A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not indicative of the results to be expected for the full year.

(2)Chapter 11 Bankruptcy

As was reported on Form 8-K which was filed on September 13, 1995, the Company, along with two operating subsidiaries, Keystone Laboratories, Inc. ("KLI") and Proactive Solutions, Inc. ("PSI"), was voluntarily placed under the protection of the United States Bankruptcy Court for the Northern District of Oklahoma (the "Court") on September 1, 1995, under Chapter 11 of the United States Bankruptcy Code. On November 21, 1995, the Court confirmed the Equity Security Holders' Plan of Reorganization (the "Plan"), one result of which is PSI is no longer a subsidiary of the Company. The Company transferred all assets and liabilities of PSI to the former shareholders of PSI in exchange for the return of the original shares of the Company issued upon the acquisition of PSI. The Company canceled these returned shares in December of 1995. In connection with the confirmation of the Plan, the Court dissolved the order administratively consolidating the Company's Chapter 11 proceeding with the Chapter 11 proceeding of PSI.

Under the Plan, primarily all the Company's creditors will be paid in full within six months of the effective date of the Plan. Some of these creditors were paid in December of 1995 with the issuance of the Company's common stock. The remaining creditors were paid in January of 1996. Under the Plan, the Company will be authorized to issue a total of sixty million (60,000,000) shares of common stock. In addition, certain classes of current stockholders of the Company will receive warrants entitling them to purchase shares of the Company's common stock at a price of $.50 per share ($2.00 per share after the reverse stock split) for a period of six months in exchange for the release of their respective shareholder claims against the Company. Finally, the Company's remaining operating subsidiary, KLI, whose separate Chapter 11 bankruptcy petition was dismissed without prejudice by the Court on September 25, 1995, continues to operate its forensic urine drug screening and confirmatory testing laboratory in Asheville, North Carolina.


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

(3)       Subsequent Events
       - Reverse Stock Split

A one for four reverse stock split of the Company's common stock was approved through written consent by the holders of 51.28% of the outstanding shares of the Company and became effective January 31, 1996. This decreases the number of issued and outstanding shares of common stock by 75%, and will increase the par value of each such share from $0.01 to $0.04. All references in the accompanying consolidated financial statements to the number of common shares, par value per share and other per share information have been restated to give retroactive effect to the one for four reverse stock split for all periods presented.

              - Acquisitions

On February 10, 1996, the Company entered into an agreement to incorporate a wholly-owned subsidiary called Decocrete Worldwide, Inc. ("Worldwide") for the purpose of purchasing the net assets of Decocrete International, Inc. ("International") for the purchase price of $72,000 plus twenty percent (20%) of the common stock of Worldwide. Subsequent to the acquisition, International is to be dissolved with its remaining assets (the purchase price paid by Worldwide) being distributed to its shareholders. The net after-tax profits of Worldwide are to be allocated as follows: sixty percent (60%) to the Company and forty percent (40%) to Worldwide's minority shareholders.

Next, as reported on Form 8-K which was filed on February 22, 1996, on February 12, 1996, the Company acquired all of the issued and outstanding shares of common stock of Capital First Holdings, Inc. and its subsidiaries ("Capital") from Mark A. Conner in exchange for a total of 8,559,077 (approximately eighty percent (80%)) of the issued and outstanding shares of common stock of the Company. In connection with the acquisition of Capital which was accounted for as a purchase transaction, the number of shares of the Company's common stock issued as consideration could be increased by a maximum of 5,827,250 shares depending on the total amount of proceeds received through the exercise of warrants for the purchase of the Company's common stock discussed above. Finally in connection with this acquisition, Mr. Conner was also elected Chairman of the Board and President and Chief Executive Officer of the Company pursuant to a five year employment agreement.

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


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)

                                           December 31, 1995
                                              (Unaudited)

Current Assets                                $21,741,515
Property and Equipment                          1,257,958
Other Assets                                    1,338,128
                                          ___________________


TOTAL ASSETS                                  $24,337,601

Current Liabilities                            $3,765,976
Non-current liabilities                        15,214,778
Stockholders' Equity                            5,356,847
                                          ___________________
TOTAL LIABILITIES
AND STOCKHOLDERS'
EQUITY                                         $24,337,601

The consolidated pro forma condensed income statement which follows assumes that the acquisition of Worldwide and Capital had occurred at the beginning of each period presented. The calculations include adjustments for depreciation, amortization and interest. The weighted number of shares assumes that the reverse stock split has occurred and the 8,559,077 shares have been issued to Mark A. Conner.


                         Six Months                  Year
                         Ended                       Ended
                         December 31,               June 30,
                         1995                        1995
                         (Unaudited)              (Unaudited)

Revenues                $ 16,984,542            $ 31,727,791
Net Income (Loss)      $   1,915,753          ($   3,055,009)
Net Income (Loss) per share
                              $.18                   ($0.29)

Weighted Average Number of Shares
                         10,762,694                 10,704,544

The pro forma statements presented above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition they are not intended to be a projection of future results.


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company had two subsidiaries for the periods included in this report; Keystone Laboratories, Inc. ("KLI") and Proactive Solutions, Inc. ("PSI"). KLI is a wholly-owned subsidiary of the Company and operates a urine drug screening laboratory in Asheville, North Carolina. Approximately 90% of the Company's drug testing customers are located in the mid-South region and many of them are in the textiles and furniture manufacturing industries.

PSI, based in Tulsa, Oklahoma, is a company still in the product development stage which has yet to actually commence operations. As mentioned above, as a result of the confirmation by the Court of the Equity Holders' Plan of Reorganization on November 21, 1995, PSI is no
longer a subsidiary of the Company.   For the periods included in this
report, PSI was developing computer software for business management and project management and the resulting losses from these endeavors were recorded as losses from discontinued operations for the three months and six months ended December 31, 1995.

Results of Operations

Six months and three months ended December 31, 1995 compared to six months and three months ended December 31, 1994.

Operating revenues were $683,399 for the six months ended December 31, 1995 as compared to $985,016 for the same period in fiscal year 1995. Operating revenues were $ 325,963 for the three months ended December 31, 1995, as compared to $ 579,133 for the same period in fiscal year 1995. Operating revenues were generated by KLI, whose operating revenues are cyclical in nature; KLI normally experiences higher sales volumes in the first and fourth fiscal quarters. Prices for KLI's services have remained stable during the first six months of fiscal 1996 and vary on a customer basis depending upon such factors as the number of tests received to process, who does the physical collection of the specimens, and how many samples are shipped to KLI in one
batch.   The reduction in revenues is attributable to a reduction in the number of samples processed during the six months and the three months ended December 31, 1995.

Cost of sales decreased to $141,359 for the six months ended December 31, 1995 from $151,803 for the six months ended December 31, 1994. Cost of sales decreased to $62,850 for the three months ended December 31, 1995 from $69,296 for the three months ended December 31, 1994. The decreases for the six month and three month periods are due primarily to a decreased volume of laboratory tests being performed by KLI.

Selling, general and administrative expenses increased to $658,429 for the six months ended December 31, 1995 from $623,691 for the same period in fiscal 1995. This increase was due primarily to legal and accounting fees related to the bankruptcy proceeding during the first quarter of fiscal 1996 offset by a reclassification of PSI expenses to discontinued operations. Selling, general and administrative expenses decreased to $378,296 for the three months ended December 31, 1995 as compared to $417,946 for the same period in fiscal 1995. This decrease was primarily due to PSI expenses being reported as discontinued operations.

Other income and deductions decreased to a loss of $292,080 for the six months ended December 31, 1995 compared to a gain of $211,843 for the six months ended December 31, 1994. This decrease was primarily attributable to the following three factors. In the six months ended December 31, 1994 $75,000 in other income was of a non-recurring nature. At December 31, 1995 the Company recorded an unrealized loss on marketable equity securities of $224,231 compared to an unrealized gain of $140,433 at December 31,1994. These unrealized gains and losses are attributable to an adjustment of the book value of the marketable equity securities to the market value for each reporting period. Also, for the six months ended December 31, 1995 the Company had a realized loss on the sale of marketable equity securities of $46,922. Other income and deductions decreased to income of $45,459 for the three months ended December 31, 1995 from income of $67,284 for the same period in fiscal 1995. The decrease was due primarily to the unrealized gain on marketable securities of $101,145 offset by a realized loss on marketable securities of $46,922 for three months ended December 31, 1995 and compared to an unrealized gain on marketable equity securities of $69,030 for the same period in fiscal 1995.

Financial Condition

The primary source of working capital currently available to the
Company is generated from the operations of KLI.   For the six months
ended December 31, 1995, the Company experienced a net decrease in cash of $ 27,888 which is primarily attributable to capitalized software expenditures and purchases of marketable equity securities.

Total assets decreased $447,818 from June 30, 1995 to December 31, 1995 primarily due to the following factors: a decrease of $274,781 in the value of marketable equity securities which consisted of a $224,232 reduction in market value and a $50,549 reduction due to sales of securities offset by purchases; and an increase of $83,439 in the deferred income tax asset and all the assets of PSI in the amount of $168,091 were transferred back to the original PSI shareholders.

The total liabilities decreased $633,582 from June 30, 1995 to December 31, 1995. The decrease was primarily due to all of the liabilities of PSI in the amount of $447,846 being transferred back to the original PSI shareholders and $256,250 of debt being paid off by the issuance of common stock.

Liquidity

The Company believes that, for the foreseeable future, funds from the operations of KLI will be sufficient to support its current operations. KLI plans to continue to follow its policy of generating cash flows from its internal operations without the necessity of borrowing funds from external sources. The proceeds from the exercise of warrants issued in the bankruptcy plan should produce sufficient cash flow to pay the Company's remaining creditors under the bankruptcy plan. PSI, being a developmental company with operating expenses and no income, has been a cash drain on the Company's resources. Therefore the divestiture of PSI in November 1995, pursuant to the bankruptcy plan, should improve the

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES


Company's cash outlook.

As a result of the acquisitions of Capital and Worldwide (See Footnote 2 - Acquisitions) along with the continued operations of KLI, it is anticipated that the overall sales and net income of the Company will increase significantly in the near future. The Company intends to concentrate its future efforts on expanding the volume of business of KLI and developing the business of Capital and Worldwide. The Company is continuing to explore other possible acquisitions which will complement its existing businesses.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

As was discussed above in ITEM 2 of the Notes to the financial statements, on September 1, 1995, the Company along with its two subsidiaries at the time, KLI and PSI, voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Oklahoma. On November 21, 1995 the court confirmed the Equity Security Holders' Plan of Reorganization. The information contained in that discussion therein is incorporated herein by reference.

ITEM 4.   Submission of Matters to a Vote of Security Holders

The bankruptcy court ordered that a summary of the Disclosure
Statement and Plan of Reorganization, along with a ballot for voting be mailed to all shareholders; there were 8,221,285 shares voted to accept the Plan, and 1,080 shares voted to reject the Plan.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:  None

(b)  Reports on Form 8-K:

The following reports on Form 8-K were prepared and filed during the quarter ended December 31, 1995:

(1) November 21, 1995: The Company announced it had entered into a definitive agreement with Capital First Holdings, Inc. and that it had recently filed its preliminary application for listing on the American Stock Exchange. The Company announced that it, along with KLI and PSI, had filed a petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Oklahoma on September 1, 1995 (as previously reported on Form 8-K filed September 13, 1995), and that the Court had confirmed the Equity Security Holders' Plan of Reorganization on November 21, 1995.


SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PROACTIVE TECHNOLOGIES, INC.
(Registrant)



Date:  May ____, 1996

By:  /s/  Mark A. Conner
Mark A. Conner, President,
and Chief Executive Officer

SIGNATURE


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PROACTIVE TECHNOLOGIES, INC.
(Registrant)



Date: May ___, 1996
By:__________________________________
Mark A. Conner, President,
and Chief Executive Officer