Form 10KSB
period 1996-06-30
PROACTIVE TECHNOLOGIES INC
filed 1996-10-15
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
_________________________

FORM 10-KSB
_________________________

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended June 30, 1996
__________________________
Commission File Number 1-8662

PROACTIVE TECHNOLOGIES, INC.
(formerly KEYSTONE MEDICAL CORPORATION)
(Exact name of registrant as specified in its charter)

Delaware               23-2265039
(State of Incorporation)(IRS Employer Identification No.)

7118 Beech Ridge Trail
Tallahassee, Florida         32312
(Address of Principal Executive Offices)     (Zip Code)

Registrant's telephone number, including area code:
(904) 668-8500

Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                              Name of each exchange on
Title of Class                         which
registered
Common Stock, par value $0.04      American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ____   No     X

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X ]

The Registrant's revenues for its most recent fiscal year
(six months ending June 30, 1996) $10,702,130.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
As of September 20, 1996, $15,939,631.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  ___   No      X

The number of shares outstanding of the Registrant's
Common Stock as of September 20, 1996: 14,803,018.

Transitional Small Business Disclosure Format:

Yes            No     X
PART I

Item 1. Description of Business.

INTRODUCTION

General

Proactive Technologies, Inc. ("PTEK" or the "Company") was organized as a Delaware corporation in 1982 and has been primarily a holding company. Historically, the Company's two subsidiaries were Keystone Laboratories, Inc. ("Keystone") and Proactive Solutions, Inc. ("Proactive Solutions"), respectively. Keystone operated a drug screening and confirmatory drug testing lab. Proactive Solutions was in the development stage of developing computer software for business management systems. As of June 30, 1996, the Company no longer owned these subsidiaries.

Pursuant to the Bankruptcy Plan confirmed on November 21, 1995 (see "Chapter 11 Bankruptcy" discussed below), the Company disposed of its interest in Proactive Solutions by transferring the Company's shares of common stock of Proactive Solutions to the persons from whom the Company acquired Proactive Solutions in June 1994 in exchange for the 375,000 shares of the Company's common stock that had been issued to such persons in such acquisition.

As described more fully below (see "ACQUISITIONS"), on February 12, 1996,
 PTEK acquired 100% of the outstanding common stock of Capital First
Holdings, Inc. ("Capital First") through the issuance of 8,559,077 shares of PTEK common stock, which represented approximately 80% of the voting shares of PTEK immediately after the transaction. For accounting purposes, the acquisition of Capital First by PTEK has been treated as a recapitalization of Capital First with Capital First as the acquiror (a "reverse acquisition").
As a result, the Company's financial statements included herein, with respect to periods before February 12, 1996, reflect the results of operations of Capital First.

After the reverse acquisition was completed, PTEK determined that the drug screening business of Keystone was inconsistent with the long-term business objectives of Capital First. As a result, PTEK decided to sell or otherwise dispose of its interest in Keystone. On June 29, 1996, the Company entered into an agreement to sell all of its stock in Keystone to Clark Capital Corp., Richard T. Clark, Jr., Joel C. Holt, and G. David Gordon (the "Clark Group"). The Clark Group is composed of former officers or shareholders of the Company. The purchase price under the agreement was $1,500,000, such amount payable in shares of PTEK common stock, using an assigned value of $3.50 per share, or, at the option of the Clark Group, cash.

Under the agreement, approximately $250,000 of the purchase price is due at Closing with the remainder due on or before July 31, 1997, such remainder bearing interest at the rate of 8% per annum; such interest, also at the option of the Clark Group, may be payable in PTEK stock. On July 28, 1996, the Company received approximately 69,000 shares of PTEK common stock towards the purchase price, and anticipates it will receive its common stock for the remaining purchase price and interest.

As a result of the dispositions of Keystone and Proactive Solutions and the acquisitions described below (see "ACQUISITIONS"), as of June 30, 1996, the Company was a holding company conducting, through subsidiaries, two businesses: development of residential real estate and the manufacturing of specialty construction materials.

Chapter 11  Bankruptcy

On September 1, 1995, the Company, along with its two subsidiaries at that date, Keystone and Proactive Solutions, filed a petition under Chapter 11 of the U.S. Bankruptcy Code for voluntary bankruptcy in the United States Bankruptcy Court for the Northern District of Oklahoma (the "Court").
Although the Court dismissed the separate petition of Keystone Labs, the Company and Proactive Solutions were placed under the Court's protection. On November 21, 1995, the Court confirmed the Equity Securities Holders' Plan of Reorganization (the "Plan"). Pursuant to the Plan, most of the Company's creditors were paid in December 1995 by issuing to them shares of the Company's common stock. The Company's remaining creditors were paid in January 1996. Also pursuant to the Plan, certain classes of the Company's stockholders received warrants entitling them to purchase the Company's common stock at $2.00 per share (after a 4-for-1 reverse stock split) in exchange for the release of their respective claims against the Company. The warrants were scheduled to expire on July 1, 1996. Pursuant to the Plan, as of June 30, 1996, approximately 996,000 warrants were exercised and the Company received approximately $1,992,000 in cash. In addition, the Company effectively extended to November 30, 1996, the expiration date of approximately 1,180,000 of the remaining warrants based on the request of the warrant holders.

ACQUISITIONS

Real Estate Development-Completed Acquisitions

Capital First Holdings, Inc.

Capital First Holdings, Inc. ("Capital First"), was organized as a Florida corporation in 1994, and is engaged primarily in the design, development and sales of single-family subdivisions in Tallahassee (Leon County), Florida. In addition, Capital First is the developer of condominium projects in Vero Beach, Florida. On February 12, 1996, the Company acquired all of the issued and outstanding shares of common stock of Capital First from Mark A. Conner ("Conner") in exchange for 8,559,077 of newly issued shares of the Company's common stock. For accounting purposes, the transaction has been treated as a reverse acquisition. After the reverse acquisition by Capital First, Conner was appointed to the Company's Board of Directors and elected its President and Chief Executive Officer. In connection with the acquisition, it was contemplated that Conner would enteinto a five-year employment agreement. As of September 30, 1996, such employment agreement had not been executed.

Killearn Properties, Inc.

Killearn Properties, Inc. ("Killearn") is a developer of single-family subdivisions, now primarily operating in Stockbridge (Henry County), Georgia. In November 1993, Capital First purchased substantially all of Killearn's real estate holdings in Florida. In April 1996, the Company purchased 115,700 shares of the common stock of Killearn on the open market at an average price of $8.58 per share. As of June 30, 1996, the Company owed approximately $490,000 on a line of credit used to finance this purchase.

In May 1996, the Company proposed a transaction with Killearn whereby Killearn would "split-off" certain assets (consisting of a golf course and country club, a newly constructed inn and certain joint venture interests) to an entity controlled by J.T. Williams ("Williams"), Killearn's Chairman of the Board, President and Chief Executive Officer, in exchange for Williams' approximately 42% effective common stock interest in Killearn.

By August 1996, the Company had acquired an additional 199,550 shares of Killearn common stock in three separate transactions with Killearn shareholders. In each such purchase, for each share of Killearn common stock acquired, the Company issued four shares of its common stock to the respective seller. The 798,200 shares of the Company's common stock issued in these transactions were valued, based on the relevant closing bid prices of the common stock on the American Stock Exchange, at approximately $2,300,000. In connection with one such acquisition, whereby the Company issued 139,600 shares to James H. Dahl, IRA, 80,000 shares to James H. Dahl and Georgia P. Dahl, JTWROS, and 107,200 shares to Rock Creek Partners, Ltd., the Company agreed to register the shares of its common stock issued to the sellers under the Securities Act of 1933 (the "1933 Act") on or before July 31, 1997. In case such shares are not so registered, the Company will be required to issue to the sellers an additional 98,040 shares of its common stock. As a result of these acquisitions, as of August 1996, the Company owned approximately 21.9% of the total number of issued and outstanding shares of Killearn's common stock.

On July 31, 1996, Killearn's Board of Directors approved the proposed split-off (the "Split-Off") and, on August 2, 1996, Killearn and Williams entered into an agreement regarding the Split-Off. On September 30, 1996, Killearn's shareholders (other than Williams) approved the split-off and elected Conner to Killearn's Board of Directors. Conner was also elected Chairman and Chief Executive Officer of Killearn, and two of the Company's nominees (Flowers and Robert E. Maloney, Jr.) were appointed to Killearn's board.

When the Split-Off is consummated, PTEK's interest in Killearn's outstanding common stock will increase to approximately 35%. In connection with the Split-Off, the Company has agreed to make a $2 million loan to Killearn. If the Split-Off is not consummated on or before October 31, 1996, the Company has indicated that it intends to pay $2 million to reduce the outstanding principal balance due to Killearn by Capital First under the purchase money mortgage promissory note owed by Capital First to Killearn in connection with the acquisition by Capital First of the Golden Eagle, Eagle's Ridge and Killearn Lakes subdivisions in November 1993.

In addition, on July 29, 1996, PTEK delivered a letter to Killearn's Board of Directors proposing that PTEK and Killearn enter into an agreement under which PTEK will provide sales personnel, training and techniques, and other management assistance to Killearn in order to increase Killearn's sales of residential lots. Since August 1, 1996, Killearn and PTEK have been operating under an informal arrangement for such assistance. It is contemplated that PTEK and Killearn will enter into a more formal arrangement to that effect on or before October 31, 1996.

Piney-Z

On December 31, 1995, Conner contributed to Capital First his 33 1/3% limited partnership interest in Piney-Z Ltd. and Apalachee Partners, Ltd. (the "Piney-Z Partnerships"). The Piney-Z Partnerships were formed in October 1995, by Conner, Williams and Grace Dansby to develop the so-called "Piney-Z" development, an approximately 100 acre mixed-use development north of Tallahassee. On May 17, 1996, the Company purchased Williams' 33 1/3% general partnership. In the acquisition, the Company issued to Williams 200,000 shares of its common stock (valued at $675,000) and repaid Williams a $25,000 advance he had made to the Piney-Z Partnerships. As a result of these acquisitions, as of June 30, 1996, the Company and Capital First had a collective ownership interest of 66 2/3% of the Piney-Z Partnerships. Because of such ownership percentage (and the fact that the Company became the sole general partner), the results of the Piney-Z Partnerships have been consolidated in the Company's financial statements from May 17, 1996 to June 30, 1996.

Real Estate Development-Proposed Acquisitions

Flowers Entities

In August 1996, the Company agreed to acquire the stock of three separate corporations (the "Flowers Entities") from groups controlled by Langdon S. Flowers, Jr. ("Flowers"): Highland Properties Construction Co., Inc., a Georgia corporation ("Highland"), Flowers Properties, Inc., a Georgia corporation ("Flowers Properties"), and Barrier Dunes Development Corporation, a Florida corporation ("Barrier Dunes").

Highland owns 626 acres of undeveloped land in Albany, Georgia. When developed, this land should yield approximately 834 single-family lots of approximately .75 acres each. Highland expects to offer these lots for sale at prices between $15,000 and $70,000. On August 13, 1996, the Company agreed to purchase all of the outstanding stock of Highland from Flowers and George McIntosh (the "Sellers"), in exchange for 1,050,378 shares of the Company's common stock issuable to Flowers and 864,623 shares of the Company's common stock issuable to George McIntosh. In connection with its acquisition of Highland's common stock, the Company agreed to employ George McIntosh for five years at his current annual salary of $60,000 per year. The Company also agreed to pay a selling commission of $1,000 per lot sold to two entities controlled by the Sellers with respect to each lot on the 626 acres that Highland develops and sells.

Flowers Properties owns 286 acres of undeveloped land in Thomasville (Thomas County), Georgia. When developed, this land should yield approximately 450 single-family lots of approximately .50 acre each. Flowers Properties expects to offer these lots for sale at prices between $15,000 and $40,000. On August 12, 1996, the Company agreed to purchase all of the outstanding stock of Flowers Properties from Flowers and Langdon S. Flowers, Sr. and certain other persons related to Flowers (the "Flowers Group"), in exchange for 350,000 shares of the Company's common stock.

Barrier Dunes owns a 30-acre parcel of partially developed land in Cape San Blas, Florida. On August 12, 1996, the Company agreed to purchase all of the stock of Barrier Dunes from Flowers and Langdon S. Flowers, Sr., in exchange for 150,660 shares of the Company's common stock to Flowers and 149,340 shares of the Company's common stock to Langdon S. Flowers, Sr. In connection with its acquisition of Barrier Dune's common stock, the Company agreed to indemnify Flowers with regard to any payments he might have to make as a guarantor with respect to a $2,145,653 promissory note from Barrier Dunes to NationsBank, N.A., and to pay Flowers a guaranty fee.

In connection with the Company's acquisition of the stock of the Flowers Entities, the Company also agreed to issue additional shares of the Company's common stock to the respective sellers if the average closing price of the Company's common stock for the last ten trading days prior to December 31, 1996, does not equal at least $3.50 per share. Based on the $3.50 per share price guarantee, the aggregate proposed purchase price for the stock of all of the Flowers Entities is estimated to be $8,977,503. The Company also agreed to appoint Flowers to its Board of Directors.

The acquisition of the Flowers Entities is expected to be consummated in October 1996. The Company will account for the acquisition of the Flowers Entities as a purchase.

Specialty Construction Materials

Decocrete International, Inc.

Decocrete International, Inc. ("Decocrete International") is a St. Petersburg, Florida, based manufacturer of tiles and other alternatives to concrete. As previously reported, on February 10, 1996, under the direction of Capital First, the Company's newly-incorporated subsidiary, Decocrete Worldwide, Inc. ("Decocrete Worldwide"), entered into an agreement to purchase the net assets of Decocrete International in exchange for twenty percent (20%) of the common stock of Decocrete Worldwide and $72,000 cash. Under the terms of the purchase agreement, 60% of Decocrete Worldwide's net after-tax profits were to be allocated to the Company and 40% were to be allocated to Decocrete International (i.e., the seller). Concurrent with the Closing, Decocrete International was dissolved and the remaining assets (i.e., the cash and common stock in Decocrete Worldwide) were distributed to the two shareholders of Decocrete International, Garat Oakes and Thomas Colmenares. On September 24, 1996, the Company agreed to purchase the stock in Decocrete Worldwide held by Garat Oates. As a result of these transactions, the Company will own 95% of Decocrete Worldwide's common stock and will be entitled to 90% of Decocrete Worldwide's net after-tax profits. The Company accounted for the acquisition of Decocrete International under the purchase method of accounting. QuinStone, Inc.

QuinStone, Inc. is a Quincy, Florida, based manufacturer of simulated stone and other synthetic building products. On September 16, 1996, the Company purchased 82% of the outstanding stock of QuinStone, Inc. ("QuinStone") from James A. Dahl and Rock Creek Partners, Ltd. (collectively, the "Dahl Group") in exchange for 750,000 shares of the Company's common stock ("Exchange Shares"). Based on the closing bid price of the Company's common stock on September 16, 1996, the aggregate purchase price paid by the Company in this acquisition is approximately $2,250,000. As part of the acquisition, the Company and the Dahl Group entered into a Registration Rights Agreement.
Under such agreement, members of the Dahl Group may request, after September 16, 1997, and before the date at which they may sell the Exchange Shares pursuant to Rule 144(k) under the 1933 Act, that the Company use its best efforts to cause the registration of the Exchange Shares under the 1933 Act. Nonperformance by the Company under the terms of the Registration Rights Agreement would entitle the Dahl Group to receive an additional 225,000 shares of the Company's common stock. The Company will account for the acquisition of QuinStone under the purchase method of accounting.

DESCRIPTION OF THE REAL ESTATE DEVELOPMENT BUSINESS

General

Through its main subsidiary, Capital First, the Company is engaged primarily in the design, development and sales of lots in single-family subdivisions in Tallahassee (Leon County), Florida. Capital First offers moderately priced lots that are designed to appeal to a wide market, ranging from first-time home buyers to upper-income retirees. Sales prices of most of Capital First's lots range from approximately $15,000 to approximately $95,000; the average sales price of lots delivered during the fiscal year ended June 30, 1996, was $29,870. At June 30, 1996, Capital First had eleven communities in various stages of planning and development, including eight communities in which the Company is currently offering lots for sale. In addition, Capital First is the developer of a condominium project in Vero Beach, Florida.

When determining whether to purchase a particular tract of land, Capital First considers the cost of the land, the desirability of the proposed project to targeted home buyers, population growth patterns, competitive conditions, and available financing. Capital First's land purchase agreements are typically subject to numerous conditions, including, but not limited to Capital First obtaining the necessary zoning and other governmental approvals for a proposed subdivision. During the investigation period, Capital First confirms the availability of utilities, performs hazardous waste and other environmental analyses, arranges financing and completes its marketing feasibility studies. As a result, Capital First is generally able to begin its development activities immediately after it closes a land purchase. Although Capital First's policy is to maintain an approximately 4-5 year supply of raw land, it develops its subdivisions in phases. Therefore, Capital First only begins developing a new phase of a subdivision after it has sold substantially all of the lots in a particular subdivision's prior phase.

In developing a new subdivision (or phase thereof), Capital First engages a general contractor to install the "horizontal" infrastructure of roads, water, sewer, drainage, gas and electricity. Capital First typically contracts out its work on a lump-sum basis. Capital First has used the same (unrelated) general contractor for the last 27 subdivisions it has developed. Capital First does not maintain significant inventories of construction materials, except for materials being used in current construction. Generally, the construction materials used in Capital First's operations are readily available from numerous sources, but prices may fluctuate due to various factors, including increased demand or supply shortages. Capital First does not have any long-term contractual commitments with suppliers of building materials.

Marketing and Sales

Capital First sells approximately 50% of its lots on a wholesale basis directly to builders participating in Capital First's custom builder program. Builders participating in this program are offered the opportunity to purchase land directly from Capital First. By participating in the program, a builder agrees to satisfy certain quality, uniformity and other standards when constructing a house in a Capital First subdivision. As of June 30, 1996, 76 builders were participating in this program. Capital First sells the remaining 50% of its lots on a retail basis directly to prospective homeowners desiring to build houses in one of the Capital First subdivisions. Capital First sells these lots through commissioned sales personnel. Such sales personnel may sell lots in any Capital First subdivision, but typically concentrate on selling lots in upper market and golf-course communities. As of June 30, 1996, there were eight such sales personnel. The Company also sells its lots through independent real estate brokers.

Capital First's advertising program encompasses various media. Signage is a primary medium, which is used when construction begins on a new subdivision. Upon the completion of the horizontal improvements in a subdivision, a full advertising campaign typically begins, using newspaper, radio, television and direct mail. In addition, Capital First provides incentives to real estate brokers to promote broker participation.

Capital First has experienced significant fluctuations in quarterly revenues as a result of, among other things, the timing of lot closings, the cyclical nature of the homebuilding industry, changes in prevailing interest rates and other economic factors. The volume and timing of Capital First's revenues are also substantially affected by the opening of new residential subdivisions. Generally, a residential subdivision has its highest sales volume when it is new (due primarily to the wide choice of available lots), with sales activity decreasing as a subdivision matures. Capital First does not typically provide financing with respect to its sales. Occasionally, Capital First will take a house or other non-cash property as consideration for land sales. At June 30, 1996, Capital First had approximately $1.1 million of such houses in its inventory that it is either renting or holding for sale, or both.

Government Regulation and Environmental Matters

In developing a project, Capital First must obtain the approval of numerous governmental authorities regulating relevant matters, such as permitted land uses and levels of density, the installation of utility services and the dedication of acreage for open space, parks and schools. Several authorities in Florida have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and the amounts of these fees have increased significantly during recent years. The State of Florida and various localities within the state have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where the infrastructure (e.g., roads, schools, parks, water and sewage treatment facilities and other public facilities) does not reach minimum standards. All of these factors could have a material adverse effect on Capital First's future development activities.

Capital First is subject to a variety of Federal, state and local regulations
concerning protection of health and the environment.   Prior to consummating
the purchase of land, Capital First engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. To date, the Company has not been materially adversely affected by the presence or potential presence of such materials. Nevertheless, in some instances, these environmental laws may result in delays, cause Capital First to incur substantial compliance and other costs, or prohibit or severely restrict development by Capital First in environmentally sensitive regions or areas.

Competition

The real estate development industry is extremely competitive and fragmented. Many of Capital First's competitors are substantially larger and much better capitalized. Capital First competes on the basis of a number of interrelated factors, including location, reputation, design, quality and price, with numerous other entities, including some entities with nationwide operations and greater financial, marketing, sales and other resources. At times, competitors may offer lots at discounted prices for financial or other reasons. Capital First also competes for residential sales with individual resales of existing lots and condominiums, including sales of lots at deeply discounted prices by lenders and other similar institutions. Nonetheless, Capital First's management has been successful at acquiring large tracts of lands at favorable prices. Capital First endeavors to identify situations where it is able to purchase quality land at favorable prices by purchasing such land either from its original owner(s) or through foreclosure. Because of its experience at expeditiously obtaining the necessary governmental approvals and then efficiently "manufacturing" raw land into attractive residential communities, Capital First believes it should remain competitive.

Warranties, Bonds and Other Obligations

In developing subdivisions, Capital First is sometimes required to obtain performance or maintenance bonds or letters of credit to supplement the amounts its general contractor is required to obtain. The amount of such obligations outstanding at any time varies in accordance with Capital First's pending construction activities. As of June 30, 1996, Capital First's combined obligations under these bonds were $142,422. In the event any such obligations are drawn upon because of Capital First's failure to build required infrastructure or satisfy other obligations, Capital First would be obligated to reimburse the issuing surety company or bank.

Capital First is also obligated to subsidize homeowners' associations in certain of its residential developments up to a pro rata portion of expenses based on the number of lots which have not been closed in such developments. To date, Capital First has not incurred any costs to subsidize homeowners' associations, as such associations' revenues have been adequate to cover their operating costs.

Description of Markets

Tallahassee, Florida

Capital First develops residential properties primarily in the Tallahassee (Leon County), Florida area. In 1995, the population of the Tallahassee Metropolitan Statistical Area was approximately 260,000. Tallahassee is the capital of Florida. It is also the location of Florida State University ("FSU"), Florida A & M University ("FAMU"), Tallahassee Community College and Lively Technical Center. These institutions have combined enrollment of nearly 60,000 students. Tallahassee also has significant resources for research and high technology. In this regard, Innovation Park/Tallahassee is a research and development center created to encourage the collaboration and transfer of technology between two affiliated universities - - FSU and FAMU -
- government laboratories and private industry. In addition, Tallahassee is the location of the National High Magnetics Field Laboratory, one of the leading centers for research in magnet-related technologies. Because of the growth of the Florida state government and the local colleges, the Tallahassee economy has been relatively stable.

Capital First believes that land regulation in Tallahassee is relatively complex, but that it is experienced in obtaining the appropriate approvals.

Vero Beach (North Hutchinson Island), Florida

Capital First has completed (and sold out) two high-rise condominium buildings on North Hutchinson Island, Florida. North Hutchinson Island is east of Fort Pierce, Florida and 4.5 miles south of Vero Beach, Florida. Capital First is currently beginning the construction of the Hibiscus Condominium Phase II, a twelve-story building in which all fifty-eight units are on the oceanfront. The Hibiscus project's units will be offered for sale at prices ranging from $150,000 to $250,000. Its principal competition on North Hutchinson Island is another condominium project with prices starting at $325,000. Capital First believes the Hibiscus project will appeal to three groups of potential buyers: those who intend to live on North Hutchinson Island year-round (currently 30% of the island's population); those who intend to reside on the island primarily in the winter (currently 35% of the island's population); and those who live within a two-hour drive and who intend to use their units during the summer and rent the units out during the winter (currently 35% of the island's population).

Thomasville, Georgia

Through its future subsidiary, Flowers Properties, the Company will own 286 acres of undeveloped land in Thomasville, Georgia. Thomasville is located in Thomas County, Georgia, and is approximately 45 miles west of Valdosta, Georgia and 35 miles northeast of Tallahassee, Florida. Thomasville has approximately 20,000 residents, with Thomas County as a whole having 40,000 residents. Thomas County is an agricultural and marketing center with a diversified economy, including vegetable producing, meat packing, lumber, textiles, baking, and plastics. Flowers Properties intends to develop approximately 450 single-family lots, of approximately .50 acres each, in a phased development over four years. Between January 1, 1996 and September 20, 1996, Flowers Properties sold 30 lots in Thomasville. The Company believes Flowers Properties is competitive in Thomasville and that it will be able to acquire additional land in Thomasville as necessary for future development.

Cape San Blas, Florida

Through its future subsidiary, Barrier Dunes, the Company will develop a 30-acre site in Cape San Blas, which is located approximately halfway between Apalachicola and Panama City on the St. Joseph Peninsula facing the Gulf of Mexico. Cape San Blas is a convenient resort destination for residents of Tallahassee and the rest of the Florida Panhandle. As of September 20, 1996, Barrier Dunes had sold 99 out of 200 total lots.

Albany, Georgia

Through its future subsidiary, Highland, the Company will develop a 626 acre site in Albany, Georgia. Albany is in Lee County, Georgia and has an estimated population of approximately 120,000. In Money magazine's 1995 survey of "Best Places" to live, Albany was rated the most liveable city in Georgia. Albany has large employers such as Proctor & Gamble, Cooper Tire and Miller Brewing Co. Highland intends to develop approximately 834 single-family lots, of approximately .75 acres each, in a phased development. Between January 1, 1996 and September 20, 1996, Highland had sold 55 lots in Albany. Over the last several years, Highland has sold approximately 200 lots a year in Albany. The Company believes Highland is competitive in Albany and that it will be able to acquire additional land in Albany as necessary for future development.

Other Real Estate Investments

In addition to the operations described above, the Company has certain investments in real estate partnerships formed to carry out specific development projects. (See Note 6 to the Consolidated Financial Statements.)

DESCRIPTION OF THE SPECIALITY CONSTRUCTION MATERIALS BUSINESS
Decocrete Worldwide, Inc.

This subsidiary manufactures and distributes decorative concrete products for commercial and residential purposes made out of "Decocrete," a unique combination of concrete, pigment and sealer. After the standard concrete mixture is poured, the "Decocrete" design (or pattern) is created by a tool-stamping process at the finishing stage. Excess pigment is then rinsed off and a thick coat of "Decocrete" sealer is applied. This sealer protects the surface from stains and produces a three-dimensional shine, requiring little or no maintenance, unlike other decorative concrete products.

     Decocrete Worldwide is based in St. Petersburg, Florida, where it maintains administrative offices and manufacturing operations. At its St. Petersburg facility, Decocrete Worldwide also trains contractors to properly install its products. As of June 30, 1996, Decocrete had 19 licensees selling Decocrete products nationally and internationally in 14 states and countries. Under prior ownership, for the year ending December 31, 1995, Decocrete revenues were approximately $1,016,000 (unaudited).

     Decocrete Worldwide's strongest competitors are large building product companies such as Inco Chemicals, Inc. and Bomanite, Inc. Such competitors are larger and have more resources to support new product development and marketing. Nonetheless, because "Decocrete" is among the longest-lasting and highest-quality decorative concrete in the industry, the Company believes that Decocrete Worldwide is well-positioned for growth in both residential and commercial markets.

QuinStone Industries Inc.

This newly-acquired, 82% owned subsidiary is a manufacturer of synthetic "simulated" stone building products using polymers, gypsum and recycled fibers, some of which are covered under letters of United States Patent No. 5,288,775. QuinStone's products include fireplace mantle systems, molding, custom profiles, wall panels and facades for specialty stores in shopping centers. Customers include contractors which construct facilities for retail chains such as Radio Shack, Bombay Stores, Marshall Fields and Nordstrom. No single customer has thus far been responsible for more than 5% of total sales.

NUMBER OF EMPLOYEES

As of June 30, 1996, the number of persons employed by the Company and each subsidiary was as follows:

Proactive Technologies, Inc.       3
Capital First Holdings, Inc.       7
Decocrete Worldwide, Inc.          7

The Company (and its subsidiaries) have no collective bargaining agreements with any unions and believes that overall relations with its employees are excellent.

Item 2. Property.

General

The Company and Capital First, maintain their offices in a 2,400 square foot building owned by Capital First and located at 7118 Beech Ridge Trail, Tallahassee, Florida 32312. Capital First also owns a 2,000 square foot building on this site in which it provides office space to its sales staff. Capital First also has small sales offices in the Golden Eagle subdivision and in Vero Beach, Florida. Management believes that all property occupied by the Company and its subsidiaries is adequately covered by insurance.

With respect to the Company's former subsidiaries, while part of the Company, Keystone conducted operations from an approximately 3,600 square foot leased facility in Asheville, North Carolina. When the Company sold its common stock in Keystone in June 1996, Keystone continued to operate from the Asheville facility under the terms of its existing lease. The Company was not liable under the lease. While it was part of the Company, Proactive Solutions conducted operations from an approximately 2,000 square foot facility in Tulsa, Oklahoma. This lease was terminated during the fiscal year ended June 30, 1996.

Real Estate Operations-Materially Important Properties

As described in Item 1. Description of Business above, as of June 30, 1996, Capital First was engaged in selling residential lots in eight Tallahassee residential communities, was engaged in the construction of horizontal infrastructure in three other Tallahassee residential communities and was developing a condominium project in Vero Beach, Florida. As of June 30, 1996, Capital First's only materially important properties were Summerbrooke (a golf course subdivision in Tallahassee), Golden Eagle (another golf course community in Tallahassee) and Hibiscus Condominium Phase II (a condominium project in Vero Beach). Capital First holds a fee simple interest in all such materially important properties.

All land owned by Capital First is properly zoned for its intended use.

Summerbrooke

Summerbrooke features a Dean Refram-designed 18 hole championship golf course, named "The Players Club at Summerbrooke," and has a 9,000 square foot country club, grill and bar, with meeting rooms and a pro shop, which an unrelated party opened in early 1994. It also features a chain of four lakes, with more than half of the lots located on the golf course or lakefront. Summerbrooke targets upper-middle class families seeking the benefits of the lakefront and golf course living. Homes typically consist of four bedrooms and two and a half baths in 2,600 square feet of living space. The average house price is $220,000 and the average lot price is $44,000. As of June 30, 1996, there were 119 remaining developed lots for sale within Summerbrooke, as well as 114 remaining permitted and platted but undeveloped lots on 106 acres of land. Capital First expects to sell the remaining developed lots within 18 months and develop and sell the undeveloped lots within the next two years. Development of this subdivision was financed by means of a credit line with a local bank, of which $1,221,000 was still outstanding as of June 30, 1996.
The loan matures in January 1997, carries an interest rate of prime plus 1.5%, with interest-only payments and without prepayment penalties. At maturity, based on prior history, the Company expects that this loan would be renewed for at least one year.

Golden Eagle

A gated and guarded community, Golden Eagle features a Tom Fazio-designed golf course rated in the top 20 courses in the Southeast by Golf Digest magazine. It is located in the heart of Killearn Lakes Plantation and is surrounded by three large lakes. The Golden Eagle community includes a 31,000 square foot club house, as well as a swimming pool, sauna, three dining rooms, banquet facilities, and tennis courts. Golden Eagle targets upper-income individuals and retirees. Homes are typically over 3,200 square feet, with four bedrooms and three baths, and with prices beginning at $250,000 and reaching in excess of $1 million. The average house price is $300,000 and the average lot price is $58,000. As of June 30, 1996, there were 126 remaining developed lots for sale within Golden Eagle, as well as 249 remaining permitted and platted but undeveloped lots on 239 acres of land. The Company expects to sell the remaining developed lots within the next two years and develop and sell the undeveloped lots within the next four years. The Company financed its purchase of Golden Eagle (as well as the Eagle's Ridge and Killearn Lakes subdivisions) in November 1993 with a purchase money mortgage from the seller, Killearn. As of June 30, 1996, approximately $4,060,000 was outstanding on this loan; the Company intends to pay $2 million towards the outstanding balance in case the Split-Off of Killearn is not consummated on or before October 31, 1996. See Item 1. Description of Business - Real Estate Development-Completed Acquisitions. The loan matures in July 1999, and carries an interest rate of 7.5%. Development of this subdivision (as well as the Eagle's Ridge and Killearn Lakes subdivision) was also financed by means of a line of credit from a local bank, with respect to which approximately $1,401,000 was still outstanding as of June 30, 1996. The loan matures in the current fiscal year, carries an interest rate of 10.25%, with interest-only payments and without prepayment penalties. At maturity, based on prior history, the Company expects that this loan would be renewed for at least one year.

In connection with Capital First's November 1993 acquisition of Golden Eagle (as well as Eagle's Ridge and Killearn Lakes), Capital First also acquired the Golden Eagle Golf and Country Club (the "GE Country Club") from Killearn. Since November 1993, Capital First operated the GE Country Club to support the value of the surrounding property; i.e., the Golden Eagle subdivision. In the fall of 1995, the management of Capital First concluded that ownership of the GE Country Club was no longer in the best interest of Capital First. The GE Country Club was, accordingly, sold on September 27, 1995, to C.C. Sellers for the aggregate sales price of approximately $3.1 million, at a net loss of approximately $180,000.

Vero Beach

Hibiscus Condominium Phase II is a twelve-story condominium project which will consist of 58 units. As of June 30, 1996, construction had not yet begun. This project will be financed by means of $6.5 million construction loan from a local bank, carrying interest at prime plus 1.5%, with interest-only payments, and having a maturity date of March 1998, as well as a proposed equity investment by Capital First of $1.3 million.

Real Estate Operations-Other Properties

Among Capital First's other properties, as of June 30, 1996, three properties were relatively significant:

Killearn Lakes Plantation

Killearn Lakes Plantation covers 4,000 acres of former plantation property in Tallahassee. Killearn Lakes Plantation targets young middle-income families with children. The average house price is $135,000 and the average lot price is $26,000. As of September 30, 1996, less than 5% of the lots in this subdivision were still available for sale.

Eagle's Ridge

Eagle's Ridge is an upscale retirement community catering to retirees who desire low maintenance living, and is located on the golf course within the Golden Eagle development. Eagle's Ridge has its own clubhouse, swimming pool and tennis courts. The average house price is $160,000 and the average lot price is $27,500. As of June 30, 1996, over 70% of the lots in this subdivision were still available for sale.

Killearn Commons

Killearn Commons is a three-phase community targeted toward the first-time home buyer or middle income families. Most homes will have three bedrooms, two baths and feature 1,400 square feet of living space. The average house price is $120,000 and the average lot price is $19,500. As of September 30, 1996, approximately 66% of the lots in this subdivision were still available for sale.

Interest Expense

The interest expense on the mortgage debt for the six months ending June 30, 1996 was approximately $705,000. The interest expense for the twelve month period ending June 30, 1997, will depend on lot sales, prevailing interest rates and other factors. In general terms, the principal outstanding with respect to a mortgage loan is reduced by a certain agreed upon amount as each lot is sold. The development loans are generally renewed on an annual basis.

Property Used in the Specialty Construction Materials Business

Decocrete Worldwide
Decocrete Worldwide owns a 48,000 square foot facility in St. Petersburg, Florida. This building houses Decocrete Worldwide's manufacturing operations and administrative offices where Decocrete Worldwide occupies 22,000 square feet and subleases portions of the remaining space on short-term leases. Decocrete Worldwide believes this facility is adequate to support its projected growth. As of June 30, 1996, Decocrete Worldwide owed approximately $170,000 on a mortgage loan with respect to this property.

QuinStone

QuinStone leases (with an option to purchase) a 36,000 foot manufacturing facility in Quincy, Florida. This building houses QuinStone's manufacturing operations and administrative offices. Management believes this facility is adequate to support QuinStone's projected growth.

Policies with Respect to Certain Activities

The following is a discussion of investment policies, financing policies and policies with respect to certain other activities of the Company. Although the Company has no formal written policies with respect to such activities, the following discussion outlines the Company's objectives and informal policies with respect to these activities, which have been determined by the Board of Directors of the Company and may be changed from time to time at the discretion of the Board of Directors without a vote of the shareholders of the Company.

Investment Policies

The Company's primary objective with regard to real estate is to acquire raw land in Florida and Georgia for the purpose of developing the land into residential subdivisions. However, future development or investment activities may not be limited to these geographic areas. The Company's policy is to develop or acquire raw land in circumstances where management believes that opportunities exist for acceptable investment returns. The Company may expand or develop existing properties or sell such properties in whole or in part as determined by management.

The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership. (See Note 6 to the Consolidated Financial Statements). Equity investments may be subject to existing mortgage financing and other indebtedness which would have priority over the equity interest of the Company. The Company may issue securities to persons in exchange for properties. The Company may also invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities and/or enhancing the value of its investment in such entities, such as its investments in Flowers Properties, Highland, Barrier Dunes, and Killearn. The Company may acquire all or substantially all of the securities or assets of other entities where such investments would be consistent with the Company's investment policies.

Financing Policies

The Company uses internally generated and borrowed funds to purchase real estate. In reaching such financing decisions, management considers traditional mortgage debt-to-asset ratios. Borrowings may be in the form of bank borrowings, publicly and privately placed debt instruments, or purchase money obligations to the sellers of properties, any of which indebtedness may be unsecured or may be secured by any or all of the assets of the Company.
The Company has not established any limit on the number of mortgages that may be placed on any single property or on its portfolio as a whole, but mortgage financing instruments usually limit additional indebtedness on such properties. To the extent the Board of Directors of the Company determines a need for additional capital, the Company may raise such capital through equity offerings, debt financings or other methods.

Policies with Respect to Other Activities

The Company has authority to offer and sell shares of its capital stock or other securities and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. The Company has no material outstanding loans owed to it by other entities or persons, including officers and directors. The Company may in the future make loans to joint ventures in which it participates in order to satisfy such ventures' working capital needs. The Company has not engaged, and does not intend to engage in the trading, underwriting or agency distribution or sale of securities of other issuers. The Company intends to make investments in sua way that it will not be treated as an investment company under the Investment Company Act of 1940.

Item 3.Legal Proceedings.

As was previously reported on Form 8-K filed September 13, 1995, in connection with the filing of its bankruptcy petition, on September 1, 1995, the Company filed a Complaint in the United States Bankruptcy Court for the Northern District of Oklahoma alleging certain acts of wrongdoing by Joel C. Holt, a director, Ira Rimer, a stockholder, G. David Gordon, Esq. and the law firm of Klenda, Gordon & Getchell, P.C., the Company's former corporate counsel. On September 5, 1995, the defendants, along with several other parties, filed a suit in Tulsa County District Court against the Company, William E. Davis and Donald H. Mitchell, also alleging several acts of wrongdoing. On October 18, 1995, all parties involved in the two separate lawsuits agreed to a settlement whereby, among other things, all litigation between the parties involved was dismissed with prejudice. Pursuant to this settlement, William Davis and Donald Mitchell agreed to resign as directors and officers of the Company and Keystone Laboratories, Inc. and exchange all their shares of the Company's common stock and options to purchase such common stock for the common stock of Proactive Solutions held by the Company.

In addition, under the terms of the settlement agreement, Proactive Solutions will be responsible for the debts listed in its bankruptcy schedules and has executed a non-recourse, unsecured, $800,000 promissory note payable to the Company (the "Note"). The Note is payable annually in an amount equal to one percent (1%) of the net sales made by Proactive Solutions each year until December 31, 1998. Under the terms of the Note, any balance remaining on December 31, 1998, will be extinguished and the Company will not have any right of recourse against Proactive Solutions. As of June 30, 1996, the Company has not received any payments with respect to the Note and does not expect to receive any payments under the Note.

The Company and its subsidiaries are not party to any other legal proceedings, except in the ordinary course of business. The Company's management does not believe that any such legal proceedings are material.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of the fiscal year ended June 30, 1996, there were no matters submitted to a vote of the security holders of the Company.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters.

Market Information

Until July 15, 1996, the Company's common stock was traded on the over-the counter market under the symbol "PTEK".

On July 15, 1996, the Company's stock was listed on the American Stock Exchange under the symbol "PTE". The following table shows the high and low bid and ask prices of the stock during the last two fiscal years:

                         Bid                 Ask

COMMON STOCK
                            H            L         H         L
Fiscal
Year      First Quarter   1 5/8        1 1/8     1 7/8     1 7/16
Ending    Second Quarter  2            1 1/4     2 1/4     1 7/16
June 30,  Third Quarter   2 1/2          7/8     2 3/4      1 1/8
1995      Fourth Quarter  1 5/16         1/2     1 11/16      5/8

Fiscal
Year      First Quarter   1 1/2          1/2     1 5/8        5/8
Ending    Second Quarter      1          1/4     1 5/8        1/2
June 30,  Third Quarter   2 3/4          2       3            2 1/2
1996      Fourth Quarter  3 3/4          2 3/8   4            2 3/4

The bid prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

The number of record holders of the Company's common stock as of September 20, 1996, was 1,069.

The Company has never paid cash dividends on its common stock and intends to utilize current earnings to expand its operations. Therefore, it is not contemplated that cash dividends will be paid on the Company's common stock in the foreseeable future.

Item 6.Management's Discussion and Analysis or Plan of Operation.

Overview

Since the reverse acquisition of the Company by Capital First and its dispositions of Keystone and Proactive Solutions, management has narrowed the focus of the Company to be a developer of residential properties (single family and condominiums) and, to a significantly lesser extent, a manufacturer of specialty building materials. In the next 12-18 months, with respect to the Company's development activities, it is management's intention to continue to maintain the Company's market share in the several geographic markets where the Company currently develops and sells property and to increase its market share through the planned acquisitions. Management intends to do so by continuing to aggressively "manufacture" its residential lots and sell them through its existing wholesale (76 builders on Builders Programs) and retail resale channels.

At this time, the Company already owns a four to five year supply of land in Tallahassee. The acquisition of the Flowers Entities will add a four to five year supply of land in Albany and Thomasville, Georgia. Additionally, through its investment in Killearn, the Company will share access to a five-year supply of land in the Henry County submarket of the Atlanta market. Moreover, because management believes that sufficient demand for housing will continue in the markets where the Company operates, should the Company encounter opportunities to acquire undervalued well-positioned land parcels in these locations, management intends to take advantage of such opportunities.

At the same time management expects to continue to grow its manufacturing division, which currently includes Decocrete Worldwide and QuinStone, by increasing revenues through a more focused national and international sales program currently being developed. Moreover, management would acquire additional manufacturing facilities if such acquisitions were unusually advantageous to the Company in terms of market share, compatibility with existing operations, and improved economies of scale.

Results of Operations

Six Month Period Ended June 30, 1996

Sales for the six months ending June 30, 1996, decreased $2,478,683, or approximately 19%, to $10,702,130 compared to $13,180,813 (unaudited) for the six months ending June 30, 1995. This decrease is attributable to staggered product delivery schedule for calendar year 1996, based upon contract dates with some of the Company's larger home builders, which are set to close in the latter half of calendar year 1996. Gross profit for this period remained fairly stable, however, decreasing only $396,045 from $2,636,163 for the six months ending June 30, 1995 to $2,240,118, for the six months ending June 30, 1996. This was because cost of sales decreased by $2,082,638 from $10,544,650 (unaudited), for the six months ending June 30, 1995 to $8,462,012 for the six months ending June 30, 1996.

Selling, general and administrative ("SG&A") expenses increased by $351,048 from $636,394 (unaudited) for the six months ending June 30, 1995, to $987,442 for the six months ending June 30, 1996. This increase is due primarily to accounting and other professional fees associated with the reverse acquisition. It is anticipated that professional fees will continue to be higher than normal in the current fiscal year because of fees incurred with regard to the proposed acquisitions.

Year ending December 31, 1995

Sales increased by $1,572,664, from $28,398,297 for the year ending December 31, 1994 , to $29,970,961 for the year ending December 31, 1995. This increase is generally attributable to greater numbers of lots sold in the various markets operated in by the Company. Cost of goods sold increased by $3,503,096 from $20,198,446 in 1994 to $23,701,542 in 1995. The increase in cost of goods sold was due to the relative predominance of low cost land among the lots sold in 1994. As a result, this also had the effect of reducing gross profit from $8,199,851 (in 1994) to $6,269,419 (in 1995).

SG&A expenses decreased by $1,899,549, from $3,476,969 in the year ending December 31, 1994, to $1,577,420 in the year ending December 31, 1995, primarily due to the fact that the 1994 SG&A expense included a $1.4 million obligation to pay deferred compensation to James A. Preiss ("Preiss"), a former 50% shareholder in Capital First. Preiss sold his 50% interest in Capital First in May 1995.

Net income increased by $1,209,331, from $124,281 for the year ending December 31, 1994, to $1,333,612 for the year ending December 31, 1995. The increase is primarily attributable to the $1,500,000 reserve included in 1994's results because of the impairment of the value of the GE Country Club (See Note 3 to the Consolidated Financial Statements).

Management believes that, on balance, revenues and income should increase in the year ending June 30, 1997, due to management's renewed focus on operations following its recent acquisition activity. In addition, based on its current development schedule, management expects an increase in sales of higher-margin lots in the Company's subdivisions and an increase in brokerage commission income generated through the marketing arrangement with Killearn. SG&A expenses are expected to stabilize following the integration of the acquisitions.

Inventory and Other Assets

Houses and condominiums in inventory decreased from $1,749,448 on December 31, 1995 to $1,122,075 on June 30, 1996. This $627,373 decrease represents the sale of nearly all of the remaining condominium units at The Aquanique Ocean Club in Vero Beach, Florida.

The inventory of developed lots increased by $440,549, from $8,912,142 on December 31, 1995 to $9,352,691 on June 30, 1996. Although approximately $4.3 million of developed land inventory was sold from eight Tallahassee subdivisions in the first six months of 1996, because approximately $3.9 million was added to developed lot inventory as a result of the final platting of the Summerbrooke subdivision, the inventory of developed lots had a net increase of only $440,549.

Land under development increased by $493,562, to $7,380,720 on June 30, 1996 compared to $6,887,158 on December 31, 1995. This increase was due to a request from Tallahassee' largest home builder to deliver an additional 98 lots in the Killearn Commons subdivision before the end of calendar year 1996. As a result, in April 1996, development was started on Phase II of the Killearn Commons subdivision.

The Company's inventory of (raw) land increased more than two-fold, from $2,306,893 on December 31, 1995, to $4,636,910 on June 30, 1996. This was
primarily due to the inclusion in the Company's balance sheet of land in the Piney-Z development. Such land is included in the Company's land inventory as a result of the Company's acquisition of a controlling interest in the Piney-Z Partnerships. (See Note 6 to the Consolidated Financial Statements).

The largest part of the increase in non-inventory assets resulted from the Company's $2,420,216 investment in equity securities, primarily the common stock of Killearn. Property and equipment increased $352,573, from $985,385 on December 31, 1995 to $1,337,958 on June 30, 1996. The increase is primarily due to the acquisition of a new 42,000 square foot manufacturing facility for Decocrete Worldwide in St. Petersburg, Florida, which was purchased in May 1996 for $380,000.

Investments in real estate ventures increased by $121,391, from $172,563 on December 31, 1995, to $293,954 on June 30, 1996. This net increase was caused by two items: a $103,000 decrease caused by the reclassification of the Company's investment in the Piney-Z Partnerships to investment in raw land, and a $224,391 increase in the value of the Company's 44% interest in the Countryside Partnership. The $224,391 increase is attributable to the Company's $281,936 share of Countryside's net income of $640,763, reduced by the approximately $58,000 such partnership distributed to the Company.

Liquidity and Capital Resources

Generally, the Company expects to continue to sell lots in order to meet liquidity needs as it has done in the past. Together with revenues from other sources, such sales would be expected to generate sufficient cash to meet liquidity requirements.

Most of the Company's significant liabilities are reflected in its Notes Payable and arise primarily from debt encumbering the real estate inventory of the Company. (See Note 7 to the Consolidated Financial Statements). Notes Payable increased by $2,331,242, from $15,127,200 on December 31, 1995, to $17,458,442, on June 30, 1996. This increase consists of three significant elements: approximately $2,500,000 in notes to financial institutions which are included on the Company's balance sheet due to the consolidation of the accounts of the Piney-Z Partnerships; $492,325 payable on a line of credit ("margin") account -- such amount was used to finance the Company's April 1996 purchases of 115,700 shares of Killearn's common stock; and, a $497,330 decrease in the Company's notes payable to Killearn from $7,172,473 at December 31, 1995, to $6,675,143 at June 30, 1996. As of September 30, 1996,
the Company has reduced the balance of the margin account to approximately $250,000, and expects to pay it off by the end of calendar year 1996.

Accounts payable and accrued expenses increased by $256,931, to $1,107,664 on June 30, 1996 from $850,733 on December 31, 1995. The bulk of this increase is attributable to payables acquired in the acquisition of Decocrete Worldwide, as well as accrued legal fees resulting from the reverse merger in February 1996.

Customer deposits increased by $584,103, to $740,325 on June 30, 1996, from $156,222 on December 31, 1995. The increase is primarily due to the consolidation of the Piney-Z Partnerships on the Company's balance sheet.
This project is approaching the end of the permitting process, and over 60% of available lots have had deposits placed on them.

The deferred revenue liability decreased by $754,530, to $823,534 at June 30, 1996, from $1,578,064 at December 31, 1995, primarily due to the completion (and delivery) of approximately half of Golden Eagle Phase VII, a phase in the higher-end Golden Eagle subdivision.

Shareholder's equity increased by $4,309,515, to $6,368,618 on June 30, 1996, from $2,059,103 on December 31, 1995. The increase in equity is attributable
(a) to proceeds from the sale of nearly 1,000,000 shares of common stock pursuant to the exercise of warrants, (b) the reverse acquisition, which added $1,438,790 to paid-in capital, (c) the investment in Killearn, which caused a $1,065,000 increase in equity and (d) the acquisition of the additional one-third interest in the Piney-Z Partnerships, which increased equity by $675,000.

Item 7.Financial Statements.

The following financial statements are contained in this Item 7:

Report of Independent Accountants

Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995

Consolidated Statements of Operations for the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994

Consolidated Statements of Shareholders' Equity for the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994

Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994

Notes to the Consolidated Financial Statements

Report of Independent Accountants

We have audited the accompanying consolidated balance sheets of Proactive Technologies, Inc. and Subsidiaries ("PTEK", formerly Capital First Holdings, Inc.) as of June 30, 1996 and December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 1996 and the year ended December 31, 1995.
These financial statements are the responsibility of management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proactive Technologies, Inc. and Subsidiaries as of June 30, 1996 and December 31, 1995, and the consolidated results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, on February 12, 1996, Proactive Technologies, Inc. acquired the stock of Capital First Holdings Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of PTEK. For financial reporting purposes, Capital First is the accounting acquiror. Accordingly, the historical financial position and results of operations up to the date of the acquisition are those of Capital First. The consolidated statements of operations for the six months ended June 30, 1996 includes the operations of Capital First for the six months and PTEK for the period from February 12, 1996 through June 30, 1996. Capital First's stockholders' equity has been retroactively restated for the effect of the recapitalization associated with the transaction.


Coopers & Lybrand L.L.P.


Atlanta, Georgia
September 6, 1996, except for
note 13, which is dated September 30, 1996.

Report of Independent Certified Accountants


July 20, 1995, except for Note 3, paragraph 2, as to which date is August 18, 1995.

Board of Directors
Capital First Holdings, Inc.
and Subsidiaries
7118 Beech Ridge Trail
Tallahassee, Florida  32312

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Capital First Holdings, Inc. and Subsidiaries for the year ended December 31, 1994. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statements of operations, changes in shareholders' equity and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements of operations, changes in shareholders' equity and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated statements of operations, changes in shareholders' equity and cash flows. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in shareholders' equity and cash flows referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Capital First Holdings, Inc. and Subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

LAW, REDD, CRONA & MUNROE, P.A.
Tallahassee, Florida
Proactive Technologies, Inc. and Subsidiaries (Note 1)
Consolidated Balance Sheets
as of June 30, 1996 and December 31, 1995

                                                 June 30,      December
                                                   1996         1995
ASSETS
Real estate Inventories:
Houses and condominiums                          $1,122,075    $1,749,448
Developed lots                                    9,352,691     8,912,142
Land under development                            7,380,720     6,887,158
Land                                              4,636,910     2,306,893
                                             --------------    ----------
                                                 22,492,396    19,855,641

Cash and cash equivalents,  including restricted cash of approximately
  $17,923  and $99,345, respectively                153,674       154,563
Certificates of deposit                             116,265       138,372
Accounts and notes receivable                     1,116,571       265,211
Investments in equity securities                  2,420,216
Investments in and advances to real estate joint ventures
                                                    293,954       172,563
Property and equipment, net                       1,337,958       985,385
Deferred income taxes                               283,704       723,312
Other assets                                        250,991        11,585
                                              --------------     -----------
Total assets                                    $28,465,729   $22,306,632
                                              =============   ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payabl e                                  $17,458,442   $15,127,200
Accounts payable and accrued expenses             1,107,664       850,733
Customer deposits                                   740,325       156,222
Related party payable                               250,000
Income taxes payable                              1,099,401     1,611,928
Deferred revenue                                    823,534     1,578,064
Deferred compensation payable                       558,273       923,382
                                                    -------      --------
Total liabilities                                22,037,639    20,247,529
Minority interest                                    59,472
Commitments and contingent liabilities
Shareholders' equity:
Common stock, $.04 par value, 60,000,000 shares authorized,
12,402,168 and 10,739,405 issued and outstanding,
respectively (see Note 1)                           496,087       429,576
Additional paid-in capital                        5,317,139       171,634
Retained earnings                                 1,997,757     1,457,893
Net unrealized gain on investments in equity securities
(net of  deferred taxes of $34,729)                  57,635
Note receivable that may be settled in Company stock
                                                 (1,500,000)
                                                 ----------     ----------
Total shareholders' equity                        6,368,618     2,059,103
                                                -----------     ---------
Total liabilities and shareholders' equity      $28,465,729   $22,306,632
                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.


Proactive Technologies, Inc. and Subsidiaries (Note 1)
Consolidated Statements of Operations
for the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994


                June 30,                December 31,             December 31,
                   1996                 1995                     1994

Sales           $10,702,130           $29,970,961             $28,398,297
Cost of sales     8,462,012            23,701,542              20,198,446
              --------------        --------------          --------------
Gross profit      2,240,118             6,269,419               8,199,851

Selling, general and administrative expenses
                  (987,442)           (1,577,420)              (3,476,969)
Equity in earnings of real estate ventures
                   281,936
Interest expense  (705,118)           (2,435,605)             (2,542,639)
Loss on impairment of Golden Eagle                            (1,500,000)
Other, net         187,722               480,132                 (27,623)
                 ------------        --------------         --------------
Income before income taxes and discontinued
operations       1,017,216             2,736,526                 652,620

Income tax expense
                 (477,352)             (980,501)               (336,888)
                ------------          ------------           ------------
Net income before discontinued operations
                  539,864             1,756,025                 315,732
                  =========           =========                 =======
Discontinued operations:
Loss from operations of Golden Eagle (less applicable
income tax benefit of $186,996 and $115,360, respectively)
                                       (309,936)               (191,451)
Loss on disposal of Golden Eagle (less
applicable income tax benefit of $67,862)
                                      (112,477)

                -----------         -------------            ------------
Net income        $539,864            $1,333,612              $124,281
                 =========            ==========              ========
Earnings per share before
discontinued operations
                      $.05                  $.16                  $.03

Discontinued operations
                        --                  (.04)                (.02)
                   -----------          ------------       ------------
Earnings per share    $.05                  $.12                  $.01
                      ====                  ====                 =====
Weighted average shares outstanding
                11,870,415            10,739,405             10,739,405

The accompanying notes are an integral part of these consolidated financial statements.



Proactive Technologies, Inc. and Subsidiaries (Note 1)
Consolidated Statements of Shareholders' Equity as of June 30, 1996 and December 31, 1995 and 1994

                                              Net
                                          Unrealized Gain
                    Additional            On Investments
   Common Stock      Paid-in    Retained    In Equity   Note
Shares    Amount     Capital    Earnings    Securities  Receivable   Total

Balance at December 31, 1993
              $500     $251,000    $349,710                           $601,210

Merger with companies under common control
6,000,000      5,500    344,210    (349,710)

Recapitalization due to reverse acquisition
4,739,405    423,576   (423,576)    _________    ________   __________ ______

Balance at December 31, 1993, restated
10,739,405   429,576     171,634                                       601,210

Net Income December 31, 1994
________     ________    ________    124,281      _______   _________  124,281

Balance at December 31, 1994, restated
10,739,405   429,576    171,634      124,281                           725,491

Net income December 31, 1995
________     ________   ________    1,333,612    ________  ________  1,333,612

Balance at December 31, 1995, restated
10,739,405   429,576    171,634     1,457,893                        2,059,103

Net income June 30, 1996              539,864                          539,864

Reverse acquisition   1,438,790                                      1,438,790

Purchase of common stock of Killearn Properties, Inc.
454,400       18,176  1,046,824                                      1,065,000

Acquisition of partnership interest
200,000        8,000    667,000                                        675,000

Services provided for stock
 12,000          480     40,020                                         40,500

Sale of Keystone Laboratories, Inc.                   $(1,500,000) (1,500,000)

Exercise of common stock warrants
996,363       39,855   1,952,871                                     1,992,726

Net change in unrealized gain on investments
______      ________  ________       ________  57,635  ________        57,635

Balance at June 30, 1996
12,402,168   $496,087  $5,317,139  $1,997,757  $57,635 $(1,500,000) $6,368,618

The accompanying notes are an integral part of these consolidated financial statements.Proactive Technologies, Inc. and Subsidiaries (Note 1)
Consolidated Statements of Cash Flows
for the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994

                                         June 30, December 31, December 31,
                                         1996       1995      1994
Cash flows from operating activities:
Net income                                $539,864  $1,333,612   $124,281
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization               43,511     301,385    274,238
Expenses settled through the issuance
of stock                                    40,500
Loss on real estate ventures                           200,534
Loss on disposal of Golden Eagle                       180,339
Loss on disposal of property and equipment  24,435                42,909
Loss on impairment of real estate           46,101     535,683
Loss on impairment of Golden Eagle                              1,500,000
Unrealized loss on equity trading securities
                                            38,873
Equity in earnings of real estate ventures (281,936)
Minority interest in income of  consolidated
subsidiaries                              (12,528)
Changes in operating assets and liabilities:
Real estate inventories                  1,070,145   8,932,661  4,813,729
Deferred income taxes                      404,879     325,980(1,049,292)
Accounts and notes receivable            (822,153)     163,487  (129,985)
Other assets                             (128,887)     166,868    651,223
Accounts payable and accrued expenses       95,750   (731,531)    853,602
Customer deposits                          584,103   (513,857)     81,089
Deferred compensation payable            (225,109)   (301,618)  1,225,000
Deferred revenue                         (754,530)   1,143,422    434,642
Income taxes payable                     (512,527)     176,524  1,246,747

Net cash provided by operating activities
                                         150,491    11,913,489 10,068,183

Cash flows from investing activities:
Proceeds from disposal of Golden Eagle               3,116,003
Acquisitions of businesses, net of cash acquired
                                       (140,205)
Distributions from real estate joint ventures
                                         57,680        497,752
Investment in real estate ventures                    (162,562)   (503,606)
Purchase of investments in equity securities
                                     (1,117,325)
Purchase of property and equipment     (514,664)   (245,482)  (394,946)
Proceeds from disposal of property, plant and equipment
                                                      56,482
Proceeds from maturity of certificates of deposit
                                         22,107
Purchase of certificate of deposit                   (138,372)
Decrease in due to affiliates                      (2,526,889)    333,429
                                      _________    __________     _______
Net cash from investing activities     (1,692,407)     596,932  (565,123)

Cash flows from financing activities:
Repayment of amounts borrowed          (5,281,072)(17,672,939)   (21,875,687)
Proceeds from issuance of notes payable  4,829,373   4,927,451    12,618,604
Proceeds from exercise of warrants       1,992,726


Net cash from financing activities       1,541,027(12,745,488)    (9,257,083)
Net (decrease) increase in cash and cash equivalents
                                              (889)  (235,067)     245,977
Cash and cash equivalents at beginning of period
                                             154,563 389,630     143,653
Cash and cash equivalents at end of period
                                            $153,674  $154,563      $389,630

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest                                $1,014,124  $2,302,657    $2,008,000
Taxes                                     $585,000    $549,119       $24,073

The accompanying notes are an integral part of these consolidated financial statements.

Proactive Technologies, Inc. and Subsidiaries (Note 1)
Notes to the Consolidated Financial Statements

 1.Basis of Presentation:

On February 12, 1996, Proactive Technologies, Inc. ("PTEK") acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of PTEK. The acquisition was accomplished through the issuance of approximately 8,559,000 shares of PTEK common stock which represented approximately 80% of the voting shares of PTEK immediately after the transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Capital First with Capital First as the acquiror. The historical financial statements prior to February 12, 1996 are those of Capital First and retroactively reflect, as of December 31, 1993, the recapitalization resulting from the shares issued in the transaction. The tangible net assets of PTEK have been recorded at their existing cost basis, except for its only remaining subsidiary, Keystone Laboratories, Inc. ("Keystone"), which is further described below. Capital First is a residential real estate developer with its principal operations in Tallahassee, Florida.

Upon completion of the reverse acquisition, PTEK determined the operations of Keystone, a drug testing laboratory, were inconsistent with its long-term business objectives and decided to sell or otherwise dispose of the business. As further discussed in Note 3, on June 29, 1996, PTEK reached an agreement to sell to certain PTEK shareholders the net assets and operations of Keystone in return for 428,571 shares of PTEK stock (subject to certain adjustments) or, at the option of the buyer, cash of $1,500,000. Accordingly, the net assets of Keystone have been valued in the combination with Capital First using this subsequent sales price.

As a result of the reverse acquisition, Capital First effectively changed its accounting year end to June 30 from December 31. The consolidated balance sheet at June 30, 1996 reflects the accounts of Capital First and PTEK. The consolidated statement of operations for the six months ended June 30, 1996 include the operations of Capital First for the six months and the results of PTEK for the period from February 12, 1996 through June 30, 1996.

Since the only remaining operations of PTEK at the time of acquisition were those of its discontinued subsidiary Keystone, pro forma financial information giving effect to the acquisition has not been presented.

In January 1994, Capital First merged with certain companies under common control. The merger provided for the exchange of Capital First's common stock for all of the outstanding stock of the merged companies. This transaction was accounted for in a manner similar to a pooling of interests and, accordingly, the consolidated financial statements for the year ended December 31, 1994 include the accounts and operations of the merged companies for the entire year.

2. Summary of Significant Accounting Policies:

Principles of  Consolidation

The accompanying consolidated financial statements include the accounts of PTEK (see Note 1) and its wholly owned and majority owned subsidiaries. Investments in which the Company does not own a majority interest but exerts significant but not controlling influence are reported under the equity method. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents.

The Company classifies as cash equivalents any investments which can be readily converted to cash and have an original maturity of less than three months. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

The Company is required under certain mortgages to maintain cash deposits or certificates of deposit as collateral. Such balances are reflected either as restricted cash or certificates of deposit on the accompanying balance sheet.

Real Estate Inventories

Real estate inventories are recorded at the lower of cost or estimated net realizable value. Expenditures for land development are capitalized and allocated to development projects by the specific identification method.
Costs are allocated to specific lots based on the ratio of the lot sales price to the estimated total project sales price. Interest costs and real estate taxes are capitalized while development is in progress. Total interest capitalized during the six months ended June 30, 1996 and the year ended December 31, 1995 was approximately $264,000 and $760,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets' estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred and expenditures for improvements which extend the useful life or add value to the asset are capitalized.

Sales and disposals of assets are recorded by removing the related cost and accumulated depreciation amounts with any resulting gain or loss reflected in income.

The Company records revenue on the sale of real estate properties once the Company has fulfilled its obligation under the sales contract and is not obligated to perform significant activities after the sale to earn its profit. Revenue is only recognized when the collectibility of the sales price is reasonably assured. When land is sold prior to the completion of development by the Company, the related revenue and profit is recognized under the percentage- of-completion method as the development is completed. Generally, the Company does not provide financing on its sales of property.

Utility rebates due from the City of Tallahassee for water and sewer lines built by the Company are recognized in income in the year the rebates are fixed and determinable. During the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994, rebate income of approximately $9,000, $506,000 and $530,000, respectively, was recorded as a reduction of cost of sales.

Equity Securities

The Company accounts for equity securities as provided for under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires classification of the securities as either held-to-maturity, trading securities or available-for-sale and requires fair value accounting for trading and available-for- sale securities.

Management classifies as trading securities those securities which are bought and held principally for the purpose of selling them in the near term. Unrealized holding gains and losses for these securities are included in earnings. All other equity securities are classified as available-for-sale with the unrealized holding gains and losses reported as a separate component of stockholders' equity. If a decline in an available-for-sale security is judged to be other than temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is included in earnings.

Securities traded on national security exchanges are valued based on the last sales price. When market quotations are not readily available, securities are valued based on bid prices received from broker-dealers in the same or similar securities or are based on management's estimates. Where the fair value of an equity security is not readily determinable, the security is reported at cost, less an estimated impairment reserve, if required.

Gains or losses from sales of securities are recognized on the trade date. The basis on which cost is determined in computing realized gains and losses is the specific identification method.
Earnings Per Share

Earnings per share are calculated based on 11,870,415 weighted average shares of stock outstanding for the six months ended June 30, 1996 and 10,739,405 weighted average shares of stock outstanding for the years ended December 31, 1995 and 1994, respectively. PTEK warrants outstanding, entitling each holder to acquire one share of common stock for an exercise price of $2.00 per share, are included in earnings per share computations beginning on February 12, 1996, the date of the reverse acquisition by Capital First. At June 30, 1996 there were approximately 1,180,000 warrants outstanding.

Income Taxes

The Company's income taxes are accounted for in accordance with the liability method as provided under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform to the June 30, 1996 presentation.

3. Business Acquisitions & Dispositions:

As described in Note 1, Capital First acquired voting control of PTEK in a reverse acquisition on February 12, 1996. At that time, the newly combined Company determined the operations of Keystone were inconsistent with its long-term business objectives and reached a decision to sell or otherwise dispose of Keystone. On June 29, 1996 the Company entered into an agreement to sell the stock of Keystone to certain members of Keystone management that were also shareholders of PTEK. The purchase price under the agreement was set at $1,500,000 which is payable in either stock, using an assigned value of $3.50 per share or, at the option of the buyer, cash. The purchase price is payable, $250,000, due at closing and the remainder due on July 31, 1997 bearing interest at the rate of 8% per annum. Such interest may also be settled in PTEK stock. The $250,000 payment was made in July 1996 in the form of approximately 69,000 shares of PTEK stock, and the Company anticipates that it will receive stock for the remaining purchase price and interest. Accordingly, the Company has recorded the note receivable as a reduction to equity.
Keystone's net earnings for the period from February 12, 1996 to June 30, 1996 amounted to approximately $124,000. PTEK acts as a guarantor for a note payable of Keystone with a balance of approximately $125,000 as of June 30, 1996. The note matures in June 2001. Management of PTEK believes Keystone will honor its obligations under the note.

In a prior year, Capital First acquired a golf and country club ("Golden Eagle") in connection with its purchase of contiguous land which it planned to develop. The Company operated the country club in order to ensure the retention of value and maintenance of certain standards to support the value in the surrounding property. On September 27, 1995, the Company sold the country club to an unrelated party for aggregate proceeds of approximately $3.1 million. The Company had previously provided a reserve against the valuation of the property of $1.5 million and the net loss realized during 1995, after giving effect to the provision previously recorded, was approximately $180,000. Revenues of Golden Eagle during 1995 amounted to approximately $2 million.

The operating results of Golden Eagle have been presented as a discontinued operation for the period in 1995 up to the date sold and the full year 1994 and the resulting loss on disposal has been presented as the loss on disposal of discontinued operation in the accompanying financial statements.

Effective February 10, 1996 Decocrete Worldwide, Inc. ("Decocrete"), a newly-formed subsidiary of PTEK, operating under the direction of Capital First, acquired the net assets of Decocrete International, Inc., a manufacturer of decorative concrete with a plant located in Tampa, Florida, for an aggregate purchase price of $72,000 in cash and 20% of the outstanding shares of Decocrete. The acquisition has been accounted for under the purchase method of accounting. Identifiable assets acquired approximated the liabilities assumed; accordingly, the entire purchase price has been attributed to goodwill. The goodwill of $144,000 is being amortized on a straight-line basis over 20 years. The financial position and operating results of Decocrete are included in the accompanying consolidated financial statements from the date of acquisition. Such results and financial position are not significant to the Company.

4.Property and Equipment:

Property and equipment consists of the following:
                                           June 30,      December 31,
                                             1996          1995

Land and land improvements                  $253,267       $253,267
Buildings and building improvements          793,796        403,426
Vehicles                                     156,420        277,089
Furniture, fixtures and equipment            320,889        205,538

                                           1,524,372      1,139,320
Accumulated depreciation                   (186,414)      (153,935)
                                        $  1,337,958     $  985,385


5.Investments in Equity Securities:
Prior to its reverse acquisition in February 1996, PTEK had invested certain idle funds in equity securities. The Company continues to hold these securities but intends to sell them in the near term.

In addition, the Company has made investments in Killearn Properties, Inc. ("Killearn") and Buckhead Brewery and Grill, Inc. ("Buckhead"). Killearn is the real estate development company from which Capital First acquired its Tallahassee development. Killearn's primary operations include the development of residential property surrounding a golf course in Henry County, Georgia. At June 30, 1996, PTEK's aggregate holdings in Killearn were approximately 229,000 shares, representing approximately 16% ownership of that company. Buckhead owns and operates a restaurant in Tallahassee, Florida. As of June 30, 1996, PTEK holds a 10% ownership interest in this company. The Company has classified these investments as available-for-sale.

The cost basis and aggregate fair value of equity available-for-sale securities are as follows at June 30, 1996:

Cost basis                                 $2,182,325
Gross unrealized holding gains                 92,364
Aggregate fair value                       $2,274,689

At June 30, 1996, the Company had securities classified as trading with a fair value of approximately $145,527. An unrealized net holding loss of approximately $39,000 related to these securities was recognized in the consolidated statement of operations for the six months ended June 30, 1996.

No sales activity occurred during the period in either available-for-sale or trading securities.

6. Investments In Real Estate Ventures:

The Company has certain investments in real estate partnerships formed to manage specific development projects. The investment balances at June 30, 1996 and December 31, 1995 consist of the following:

                                               June 30,     December 31,
                                                1996           1995
Piney-Z, Ltd. and Apalachee
Partners, Ltd.,
33 1/3% interest at December 31, 1995                         $103,000
Countryside Partnership, 44% interest          $293,954         69,563
                                                _______        _______
                                               $293,954       $172,563
                                               ========       ========

Piney-Z, Ltd. and Apalachee Partners, Ltd. (the "Partnerships") were formed on October 26, 1995 and had no sales activity through June 30, 1996. On May 17, 1996, PTEK purchased an additional 33 1/3% limited partnership interest in Piney-Z, Ltd. and Apalachee Partners, Ltd. such that its total ownership interest at June 30, 1996 amounted to 66 2/3%. Accordingly, the Partnerships have been consolidated in the June 30, 1996 financial statements. The Company paid 200,000 shares of newly issued PTEK stock and $25,000 for that additional
33 1/3% interest in the partnerships.   The stock issued was valued at
$675,000, based on the market value of the stock at the time of the acquisition, and the net assets were stepped-up to reflect the additional cost.

The Company is a general partner in Countryside Partnerships and has a significant but not controlling interest. Day-to-day operations are managed by the other partner with major transactions, such as the acquisition, disposition or financing of property requiring joint approval. As general partner, the Company is liable for the debt and obligations of the partnership. The Company earned commission revenue of approximately $78,000 in 1996 from Countryside Partnerships.

Summarized financial information for Countryside Partnership as of and for the six months ending June 30, 1996 and as of and for the year ended December 31, 1995 is as follows:
                                          June 30,       December 31,
                                          1996               1995
                                                         (Unaudited)

Real estate                                  $602,805    $1,549,740
Other assets                                  154,988         4,339
                                             --------    ----------
Total assets                                 $757,793    $1,554,079
                                             ========    ==========

Mortgage debt                                            $1,186,351
Other liabilities                             $11,300       204,318
                                              -------       -------
                                               11,300     1,390,669
Partnership equity                            746,493       163,410
                                              =======     =========
                                             $757,793    $1,554,079
                                             ========    ==========

Sales                                      $1,570,800
Cost of sales                               1,049,012
                                           ----------
Gross profit                                  521,788
Other income and expenses, net                118,975       $27,007
                                           ----------    -----------
Net income                                   $640,763       $27,007
                                           ==========    ==========

PTEK received partnership distributions of approximately $58,000 during 1996.

During 1995 Northampton Partners, a partnership in which the Company held a 50% interest, completed the development and sale of its land, settled all remaining liabilities and distributed its equity to the Partners. The Company received net proceeds of approximately $498,000 and recorded a loss of approximately $201,000. The loss is included in other, net on the statement of operations. The property owned by Northampton partners was under development in 1994, and, accordingly, there were no revenues or expenses during that period.

 7. Mortgage Loans Payable:

Mortgage debt consisted of the following:
                                             June 30,    December 31,
                                              1996          1995
Notes payable to Killearn with interest rates
ranging from 7% to 10%.  Interest is paid either quarterly
or semi-annually.  The notes were in default as certain
scheduled principal payments had not been made;
accordingly, on December 29, 1995, the agreement was
modified to waive any existing default and modify the
payment terms such that principal and interest payments
 are due when lots of the related collateral are released
for sale. These notes are collateralized by portions of
the developed lots,  land under development and land.
                                              $6,675,143      $7,172,473

Notes payable to financial institutions with interest
rates ranging from 8.25% to 10.5% with several of the
notes having variable interest rates at prime plus 1% or
1 1/2%.  Interest is due monthly and principal is due in
 balloon payments at varying dates through 1998. The
notes are collateralized by portions of the developed lots,
land under development and land.               8,724,926       6,270,318

Notes payable to financial institutions with interest rates
ranging from 7.25% to 9.75%.  Payment terms differ
with some paying interest monthly with balloon
payments in 1997 and others paying principal and
interest monthly with maturity dates from 2013 to 2025.
The notes are collateralized by portions of the
houses and condominiums.                         809,882       1,151,513

$500,000 margin loan with an
investment banking firm.  Interest due monthly
at rate of 8.375%.  Principal due on demand.
Collateralized by portions of the equity
available-for-sale securities.                   492,325

Other notes payable                              756,166         532,896
                                                --------         -------
                                             $17,458,442     $15,127,200
                                             ===========     ===========
All indebtedness which is collateralized by real property include contingent principal and interest payments due when lots of the related collateral are
released for sale.   Substantially all of the notes are guaranteed by a major
stockholder.

The Company has approximately $1.1 million available under existing loan arrangements for use in completing development of certain of its properties.

The notes payable to Killearn are collateralized by the stock of Capital
First.

Maturities of the notes payable, some of which are dependent on the sale of lots, are as follows at June 30, 1996:

Year   Amount

1997                        $13,825,758
1998                          1,221,856
1999                          2,007,000
2000                              7,000
2001                              7,000
2002 and thereafter             389,828
                              ---------
Total                       $17,458,442
                            ============
Based on the relatively short maturities of fixed rate debt, and the market rates of interest such debt bears, management believes the aggregate carrying amount of its fixed rate debt approximates such debt's fair value. Interest rates on variable rate debt fluctuate with market conditions. Accordingly, such carrying amount also approximates fair value.

8. Income Taxes:

The components of income tax expense attributable to continuing operations are as follows:

                                        Six Months Ended June 30, 1996
                                          Federal        State   Total

Current                                   $158,545       $28,013  $186,558
Deferred                                   248,258        42,536   290,794
                                           $406,803      $70,549  $477,352


Year Ended December 31, 1995
                                         Federal         State    Total

       Current                          $558,856         $95,665  $654,521
       Deferred                          394,665         (68,685)  325,980
                                         $953,521         $26,980 $980,501

YearEnded December 31, 1994
                                          Federal         State    Total

       Current                         $1,217,560        $168,620  $1,386,180
       Deferred                        (1,021,792)        (27,500) (1,049,292)
                                          $195,768        $141,120   $336,888

Income taxes payable at June 30, 1996 includes taxes payable from 1994 and 1995 which have not been paid.

Total income tax expense attributable to continuing operations differs from the amount computed by applying the U.S. federal statutory tax rate to pretax income from continuing operations in 1996 primarily due to the effect of state taxes and penalties and interest charged on delinquent balances.

The components of the net deferred tax asset are as follows:

                                            June 30,  December 31,
                                              1996        1995

    Real estate inventories                 $(189,953)    $(217,232)
    Deferred compensation                      209,911       347,192
    Deferred revenue                           309,649       593,352
    Investments in equity securities          (34,729)             -
    Other                                     (11,174)             -
                                              $283,704      $723,312

The valuation allowance at December 31, 1994 of approximately $138,000 was recognized into income during 1995 due to the profitable operations of the Company.

Prior to the reverse acquisition, PTEK incurred significant net operating losses ("NOL's"). Due to the substantial limitations placed on the utilization of such NOL's following a change in control, no related deferred tax asset has been recorded. The Company will seek to maximize any available benefit.

9. Commitments and Contingencies:

The Company is obligated under a purchase agreement with Killearn to purchase certain lots for a set price per lot. As the Company locates a third party buyer for each lot, the Company purchases the lot from Killearn and subsequently sells it to the third party. During the six months ended June 30, 1996 and the years ended December 31, 1995 and 1994, the Company purchased 6, 18 and 33 lots, respectively, from Killearn for approximately $172,000, $566,000 and $1,000,000, respectively, and earned revenues of approximately $174,000, $628,000 and $1,200,000, respectively. As of June 30, 1996, 15 lots with an approximate purchase price of $470,000 remained under this commitment.

10. Related Party Transactions:

In April 1996, the Company purchased land from an entity owned by PTEK's largest shareholder for a purchase price of $475,000 (which approximates the shareholder's basis in the property). In connection with this purchase, a note payable of $225,000 was assumed by PTEK, and PTEK entered into a note payable agreement with the seller for the remaining $250,000. The assumed note bears interest at a rate of approximately 16% and matures October 1996. The seller financed portion represents a short-term, non-interest bearing note due October 31, 1996 and is classified as a related party payable on the June 30, 1996 balance sheet.

In March 1995, the sole stockholder of Capital First acquired from Capital First's then other stockholder, the remaining 50% of the outstanding stock of Capital First.

The Company has a compensation agreement with the former stockholder which resulted in the Company agreeing to pay compensation to the former stockholder of $1.4 million for services rendered. The $1.4 million is payable in five equal, monthly payments of $10,000 made throughout 1995 and in $4,000 payments for each lot sale made in specified developments. During the six months ended June 30, 1996 and the year ended December 31, 1995, a total of $423,000 and $412,000, respectively, was paid under this compensation agreement. Based on an imputed interest rate of 10%, total interest incurred during the six months ended June 30, 1996 and the year ended December 31, 1995 amounted to approximately $58,000 and $133,000, respectively, and the remaining principal balance at June 30, 1996 and December 31, 1995 equaled approximately $516,000 and $882,000, respectively, and is included in deferred compensation payable.

Additionally, as part of the compensation agreement, a payable of $65,000 was established for utility rebates to be passed through to the former stockholder. Approximately $24,000 of these rebates were paid during 1995.
No payments were made in 1996. The remaining payable of approximately $41,000 is included in deferred compensation payable.

From time to time the Company makes advances and repayments of loans to its President which are repaid either through cash payments or increases in compensation expense.

During 1994, Capital First sold lots to related parties amounting to total revenues of approximately $2,350,000.

11. Supplemental Cash Flow Information for Noncash Investing and Financing
Activities:

In April 1996, 12,000 shares of common stock were issued to two creditors as payment for services rendered. A $40,500 expense was recorded in connection with this transaction.

In May 1996, as previously discussed in Note 6, partnership shares valued at $675,000 were purchased with the issuance of 200,000 shares of common stock.

In June 1996, the Company purchased 113,600 shares of Killearn common stock in exchange for 454,400 shares of PTEK common stock.

During 1996, a fixed asset with a net book value of approximately $140,000 was traded to obtain the release of a $140,000 liability included in deferred compensation payable in 1995.

In April 1996, as previously discussed in Note 10, the Company purchased land for $475,000 through the issuance of a note of $250,000 and the assumption of $225,000 of existing debt.

12. Concentration of Risk:

The Company currently utilizes one vendor in the development of all of its land inventories. Although there are a limited number of development companies in the area, management believes that other suppliers could provide similar services on comparable terms. A change in vendors, however, could cause a delay in development and a possible loss of sales, which would adversely affect operating results.

13. Subsequent Events:

During May 1996, PTEK proposed a transaction with Killearn where Killearn would exchange certain assets (consisting of the golf course and country club, a newly constructed inn and certain joint venture interests) to Killearn's Chairman of the Board and Chief Executive Officer, for his approximately 42% effective interest in Killearn. In connection with this proposed transaction, PTEK would be required to loan Killearn $2 million. During August 1996, PTEK acquired approximately 85,950 additional shares of Killearn stock, increasing its ownership interest in Killearn to approximately 22%. On July 29, 1996, PTEK proposed to Killearn's board of directors that PTEK be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTEK proposed the board of directors be expanded to include two representatives of the Company. On July 31, 1996, Killearn's board of directors approved the transaction and the PTEK proposals, and an agreement was entered into on August 2, 1996. The split-off transaction was voted upon and approved at Killearn's shareholders' meeting held on September 30, 1996. After the completion of the proposed split-off, PTEK's holdings in Killearn will be increased to approximately 35%.

On August 12 and 13, 1996 the Company reached agreements to acquire the stock of Flowers Properties, Inc., Highland Properties Construction Co., Inc. and Barrier Dunes Development Corporation in exchange for approximately 2,565,000 shares of PTEK common stock with a stated value of $3.50 per share. Under the agreement, the number of shares issued may be adjusted in the event the quoted market price of the shares at December 31, 1996 is less than $3.50 per share. The Company is required to issue such additional shares as necessary for the aggregate value of the total shares to approximate the original purchase price. The purchased corporations' operations principally consist of land development in Middle and South Georgia. This acquisition will be accounted under the purchase method of accounting.

In September 1996, PTEK entered into a stock exchange agreement with QuinStone, Inc. ("QuinStone") to exchange 750,000 shares of PTEK common stock for 82% of the outstanding shares of QuinStone. In addition, the Company has agreed to file a registration statement within the next year in order to register the shares issued under the agreement and is contingently obligated to issue an additional 225,000 shares should this registration not occur. QuinStone is a manufacturer of synthetic stone and marble fixtures with a plant located in Quincy, Florida. This acquisition will be accounted for under the purchase method of accounting.

14. Statement of Operations for the Six Months Ended June 30, 1995
(Unaudited):

Summarized results of operations for the comparable six months ending June 30, 1995 were as follows:
                                           (Unaudited)

Sales                                      $13,180,813
Cost of sales                               10,544,650
Gross profit                                 2,636,163

Selling, general and administrative expenses
                                             (636,394)
Interest expense                             (737,369)
Other, net                                     541,314
Income before income taxes and discontinued operations
                                             1,803,714
Income tax expense                           (645,729)
Net income before discontinued operations    1,157,985
Discontinued operations:
Loss from operations of Golden Eagle (less
applicable income tax benefit of $124,564    (206,824)
Net income                                    $951,161

Earnings per share before discontinued operations
                                                 $.11
Discontinued Operations                      (    .02)
                                              ________
Earnings Per Share                       $        .09


Weighted Number of Shares Outstanding       10,739,405


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

As reported on Form 8-K filed on October 1, 1996, on September 27, 1996, the Company formally dismissed its former accountant, Guest & Company, P.C.. This dismissal was due to the change of the Company's management and the relocation of the Company's headquarters from Tulsa, Oklahoma to Tallahassee, Florida. The report of Guest & Company, P.C. did not contain an adverse opinion or disclaimer of opinion and was not modified. On June 1, 1996, the Company had engaged Coopers & Lybrand L.L.C. as its new accountant.

Item 9. Directors, Executive Officers,
Promoters and Control Persons; Compliance with Section 16(a) of the Exchange
Act.

The following table sets forth the names, ages and current positions with the Company held by Directors, Executive Officers and Significant Employees, together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.
                                                                    Position
 Name                    Age                          Position        Since

Mark A. Conner          30         Chairman of the Board, President
                                   and Chief Executive Officer       1996

Robert E. Maloney, Jr.  32         Director
                                   Vice President-Corporate
                                   Counsel                           1996

H. Russell Spivey       37         Vice President-Chief
                                   Financial Officer                 1996

Mark A. Conner, age 30, has been President of the Company since February 1996, and President of Capital First since its incorporation in 1994. Mr. Conner earned a B.S. in Finance, with honors, from Florida State University in 1987. Mr. Conner started his own real estate company in October 1987, Conner, White & Associates, Inc., which focused on the development of affordable housing for first time and mid-priced home buyers. This approach proved to be successful, resulting by 1992 in the development and marketing of 14 communities.

Robert E. Maloney, Jr., age 32, has been Corporate Counsel to the Company since February 1996. He earned a B.S. with high honors (including Phi Beta Kappa) from Ohio Wesleyan University in 1986. He graduated from Wake Forest University School of Law in 1989, and served as the Executive Editor of Wake Forest Law Review in 1988-89. Mr. Maloney was with the firm of Fee, Bryan & Koblegard, P.A. in Fort Pierce, Florida from 1989 to 1995, where he specialized in litigation matters. In 1993 and 1994, Mr. Maloney served as counsel to Mr. Conner on a number of Capital First's real estate developments. He is licensed to practice law in the states of Florida, Massachusetts, and Connecticut and is a member of the Florida Trial Attorneys and the American Bar Association.

H. Russell Spivey, age 37, joined the Company in June 1996 as Vice President-Chief Financial Officer. Prior to joining Capital First, Mr. Spivey was President of Standard Packaging, Inc. from 1992 to 1996, a manufacturer of plastic closures for the beverage industry. From 1987 to 1992, Mr. Spivey was employed in the packaging industry. Mr. Spivey received an M.B.A. in Finance from Georgia State University, and a B.S. in Management from Valdosta State University.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's common stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's common stock are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended June 30, 1996, its executive officers, directors and owners of more than 10% of its common stock complied with all filing requirements.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE
(Year ended June 30, 1996)

Name and                                Long-term   Other Annual
Principal Position Salary    Bonus    Compensation  Compensation

Mark A. Conner (1)
Chairman of the Board,
President and Chief
Executive Officer  $61,200    -- 0 --      -- 0 --   208,028 (2)

(1) Before February 12, 1996, Conner was employed by Capital First, where he was the sole shareholder. As a result, information regarding compensation for fiscal years prior to the fiscal year ending June 30, 1996, is not considered meaningful for purposes hereof.

(2) Includes $92,556 in debt service payments made by Capital First and the Company on behalf of Conner and $115,472 in other personal expenses paid by Capital First and the Company on behalf of Conner.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information, as of June 30, 1996, concerning shares of Common Stock of the Company beneficially owned by ea ch beneficial owner of more than 5% of the Company's common stock and by each director and officer and by all directors and officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

Name and Address             Number of Shares        Percent
of Beneficial Owner         Beneficially Owned       of Class

Mark A. Conner                   8,559,077             70.1% (1)
7118 Beech Ridge Trail
Tallahassee, Florida  32312

All Directors and Officers
as a Group                       8,559,077             70.1% (1)

(1) Number of outstanding shares used to calculate percentage computed as described in the preceding paragraph: 12,202,168.

Item 12.  Certain Relationships and Related Transactions.

In December 1995, the Company's President, Conner, contributed to Capital First, his 33 1/3% limited partnership interests in Piney-Z, Ltd. and Apalachee Partners, Ltd. In April 1996, the Company purchased land in Vero Beach, Florida from an entity owned by Conner for a purchase price of $475,000. (See Note 10 to the Consolidated Financial Statements). During the twelve months ending June 30, 1996, the Company made $92,556 in debt service payments with respect to loans on which Conner was primarily liable. Such amounts were included in Conner's compensation.

PART IV

Item 13. Exhibits List and Reports on Form 8-K.

(a) Reports on Form 8-K - During the Quarter ended June 30, 1996, the Company filed no Form 8-K's. However, subsequent to the end of the quarter, on October 1, 1996, the Company filed a Form 8-K regarding its change of certifying accountants.

(b) Exhibits.
                                                       Page
SEC Exhibit No.          Type of Exhibit               Number

3    Articles of Incorporation and Bylaws -              N/A
Certificate of Incorporation of the Company is incorporated herein by reference to the 1991 Annual Report on Form 10-K, Exhibit 3.1, of the Registrant; Amendment of the Certificate of Incorporation of the Company is incorporated herein by reference to the 1991 Annual Report on Form 10-K,
Exhibit 3.2, of the Registrant; Amendment of the Certificate of Incorporation of the Company is incorporated herein by reference to Item 5 in Form 10-QSB for the period ended December 31, 1994; Bylaws of the Company are incorporated herein by reference in to the 1991 Annual Report on Form 10-K, Exhibit 3.3.

4.1  Registrant's Equity Holders' Plan of                 N/A
Reorganization dated November 21, 1995, is incorporated herein by reference to Form 8-K filed on January 11, 1996.

9    Voting Trust Agreement                              N/A

10   Material Contracts                                  N/A

10.1   Stock Exchange Agreement between                  ____
Registrant and Clark Capital Corporation dated June 29, 1996, regarding the sale of Registrant's common stock in Keystone Laboratories, Inc. and Promissory Note.

10.2   Stock Exchange Agreement by and among             ____
Registrant, Flowers Properties, Inc., Langdon S. Flowers, Sr., Langdon S. Flowers, Jr., Margaret Flowers Rich, Elizabeth Flowers McKinney, John Howard Flowers and Dorothy Flowers Swinson, dated August 12, 1996.

10.3   Stock Exchange Agreement by and among             ____
Registrant, Highland Properties Construction Company, Inc., Langdon S. Flowers, Jr. and George McIntosh, dated August 13, 1996.

10.4   Stock Exchange Agreement by and among              ____
Registrant, Barrier Dunes Development Corporation, Langdon S. Flowers, Jr. and Langdon S. Flowers, Sr., dated August 12, 1996.

10.5   Stock Exchange Agreement by and among              ____
Registrant, James H. Dahl and Rock Creek Partners, Ltd., regarding Registrant's purchase of common stock of QuinStone Inc. dated September 16, 1996.

11   Statement Regarding Computation of Per Share           N/A
Earnings

13   Annual Report to Security Holders                     N/A

16   Letter on Change in Certifying Accountant             N/A
     is incorporated herein by reference to Form 8-K filed on September 30, 1996.

18   Letter on Change in Accounting Principles             N/A

19   Previously Unfiled Documents                          N/A

21   Subsidiaries of the Registrant                        ____

22   Published Report Regarding Matters Submitted          N/A
     to Vote of Security Holders

23   Consents of Experts and Counsel                      N/A

24   Power of Attorney                                    N/A

27   Financial Data Schedule                              ____

99   Additional Exhibits                                 N/A

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROACTIVE TECHNOLOGIES, INC.


Date:   October 11, 1996
By: /s/ Mark A. Conner
Mark A. Conner
Chairman of the Board and President

In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 11, 1996
/s/ Mark A.Conner
Mark A. Conner
Chairman of the Board, President and
Chief Executive Officer

Date:  October 11, 1996
/s/ Robert E. Maloney, Jr.
Robert E. Maloney, Jr.
Director
Vice President-Corporate Counsel

Date:  October 11, 1996
/s/ H. Russell Spivey
H. Russell Spivey
Vice President-Chief Financial Officer

INDEX TO EXHIBITS

Exhibit                                        Sequential
Number              Description                Page Number

EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 21
EXHIBIT 27