Form 10-Q
period 1996-03-31
PROACTIVE TECHNOLOGIES INC
filed 1996-10-17
CIK 722839

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended:        March 31, 1996


Commission File Number:              1-8662

PROACTIVE TECHNOLOGIES, INC.
(formerly KEYSTONE MEDICAL CORPORATION)
(Exact name of registrant as specified in its charter)

Delaware                      23-2265039