Form 10QSB/A
period 1996-03-31
PROACTIVE TECHNOLOGIES INC
filed 1996-10-18
CIK 722839

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

The number of shares outstanding of registrant's common stock, par value $.04 per share, as of May 30, 1996 was 11,562,712.

Transitional Small Business Disclosure Format (Check one):
Yes      No   X


PRROACTIVE TECHNOLOGIES, INC.
Table of Contents
                                         Page No.

PART I    FINANCIAL INFORMATION

Item 1(a). Introduction                                3

Item 1(b).     Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets        4
            March 31, 1996 and December 31, 1995

          Condensed Consolidated Statements of
            Income for the Three Months
            Ended March 31, 1996 and 1995              5

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            March 31, 1996 and 1995                    6

          Notes to Condensed Consolidated Financial
            Statements                                  7-8


Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                   9-11



PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                              11

Item 6.   Exhibits and Reports on Form 8-K               11

SIGNATURE                                                12

Item 1(a) Introduction

     As reported on Form 8-K filed on February 12, 1996 (confirming copy filed on EDGAR on October 9, 1996), and Form 8-K/A filed (electronically) on October 10, 1996, on February 12, 1996, Proactive Technologies, Inc. (PTEK) acquired 100% of the outstanding common stock of Capital First Holdings, Inc. (Capital First). In connection with the preparation and audit of PTEK's financial statements for the fiscal year ending June 30, 1996, it was determined that such transaction was a reverse acquisition, and, for financial reporting purposes, as the acquisition of PTEK by Capital First. Under this treatment as a reverse acquisition, the historical information is that of Capital First. To be consistent with this reporting, this Form 10-QSB/A is being filed to restate PTEK's results for the three months ending March 31, 1996 (i.e., the third quarter) to reflect the accounting treatment as a reverse acquisition. This amended information is also consistent with the reporting in PTEK's Form 10-KSB, filed October


Item 1(b).     Condensed Consolidated Financial Statements (Unaudited)

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
                                   March 31,   December 31,
                                     1996         1995
                                 (Unaudited)

                                          (000's)
ASSETS:

Real estate inventories              $17,497    $19,856
Cash and equivalents                     223        155
Property and equipment, net            1,081        985
Deferred income taxes                    614        723
Other assets                           2,512        588
                                     -------     -------
TOTAL ASSETS                         $21,927    $22,307
                                     -------     -------
                                     -------     -------

LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                        $13,623    $15,128
Accounts payable and accrued expenses    688        851
Income taxes payable                     985      1,612
Deferred revenue                       1,217      1,578
Deferred compensation payable            737        923
Customer deposits                         92        156
                                     -------     -------
Total Liabilities                    $17,343    $20,248

Minority Interest                     $   65      --0--

Stockholders' Equity:
Common stock                          $  452        429
Paid-in capital                         2,723       172
Retained earnings                       1,344     1,458

Total Stockholders' Equity              4,520     2,059

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                $21,927   $22,307
                                      -------    -------
                                      -------    -------
See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                        Three Months
                                           Ended
                                          March 31,
                                     1996          1995
                                          (000's)

Net sales                          $ 4,163     $  6,347
Cost of sales                        3,361        4,862
Selling, general and administrative
  expenses                             500          195
                                    -------    --------
Income from operations                 302        1,290

Other Income (deductions)
Interest expense                      (402)        (478)
Interest income                          6            4
Unrealized (loss) gain on
     marketable equity securities      (79)        --0--
   Other income, net                    72           12
   Minority Interest                     7         --0--
                                   --------     ---------
(Loss) income from operations
   before income taxes                 (94)         828
Income tax expense                     (20)        (310)
                                   --------     ---------
Net (loss) income                   $  (114)   $    518
                                   --------     ---------
                                   --------     ---------
Net (loss) gain per common and
  common equivalent share -
  primary and fully diluted         $ (.020)     $ .048
                                    --------    ---------
                                    --------    ---------

Adjusted shares outstanding
  primary and fully diluted        8,164,912  10,739,405


See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                      Three months ended
                                        March 31, 1996
                                    ----------------------
                                          1996     1995
                                              (000)
Net Cash provided by
  operating activities                    $546     $715

Cash Flows from Investing Activities
     Distribution from real estate
      ventures                              58    --0--
     Investment in real estate ventures   (204)   --0--
     Purchase of investments in equity
       securities                           60    (325)
     Purchase of property and equipment    (35)   --0--
     Proceeds from maturity of
          certificates of deposit           14    --0--
     Proceeds from minority shareholders    72    --0--
     Acquisitions of businesses net of
      cash                                (140)   --0--
     Proceeds from sale of investments              120
                                        -------- -----
Net Cash provided by investing activities  (176)   (205)

Cash Flows from Financing Activities:
     Proceeds from exercise of stock
       warrants                          1,136    --0--
     Proceeds from issuance of notes
       payable                             790    1,150
     Repayments of amounts borrowed     (2,353)  (1,900)
                                        --------  ------
Net Cash provided (used) by financing
  activities                              (427)     750
Net Increase (Decrease) in Cash
     and Cash Equivalents                  (55)    (240)

Cash and Cash Equivalents, Beginning
     of Period                             155      390
                                        --------  ------
Cash and Cash Equivalents, End of
     Period                             $  100    $ 150
                                        --------  -------
                                        --------  -------


See Accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements

(1)  Basis of Financial Presentation

     On February 12, 1996, Proactive Technologies, Inc. (PTEK or the Company) acquired 100% of the outstanding common stock of Capital First Holdings, Inc. (Capital First) in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. The acquisition was accomplished through the issuance of approximately 8,559,000 shares of PTEK stock which represented approximately 80% of the voting stock of PTEK immediately after the transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Capital First with Capital First as the acquiror. The historical financial statements prior to February 12, 1996 are those of Capital First. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31. Capital First is a developer of residential subdivisions with its principal operations in Tallahassee, Florida. Pro forma financial information is not provided since the continuing operations Capital First acquired from PTEK (i.e., Keystone Laboratories, Inc.) are insignificant.

     The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc. (the Company), and notes thereto, as found in Form 8-KA for the year ended December 31, 1995. A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not indicative of the results to be expected for the full year.

(2)  Acquisitions

     Effective February 10, 1996, the Company (operating under the direction of Capital First) formed a wholly-owned subsidiary called Decocrete Worldwide, Inc. (Worldwide) for the purpose of purchasing the net assets of Decocrete International, Inc. (International), a manufacturer of decorative concrete with a plant located in St. Petersburg, Florida. The purchase price was $72,000 plus 20% of the outstanding shares of Worldwide. The acquisition has been accounted for using the purchase method of accounting. Identifiable assets acquired approximated the liabilities assumed. Accordingly, the entire purchase price has been attributed to goodwill. The results of operations of Worldwide are included with the results of the Company beginning February 10, 1996.

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(continued)

(3)  Subsequent Events

During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc.(AMEX
KPI). KPI is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its Schedule 13D regarding this event on April 25, 1996.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     On February 12, 1996, Proactive Technologies, Inc. (PTEK)acquired 100% of the outstanding common stock of Capital First Holdings, Inc. (Capital First) in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. For financial reporting purposes the transaction is treated as the acquisition of PTEK by Capital First. Accordingly, the historical results of operations and financial position are those of Capital First and include the accounts of PTEK from February 12, 1996. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31.

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. Included in this report is the March 31, 1996 Balance Sheet of Worldwide and the results of operations from February 10, 1996 to March 31, 1996. Sixty percent of the net income
(loss) is included in the Company's results of operations with the remaining forty percent allocated to Worldwide's minority shareholders.

Results of Operations

     Three months ended March 31, 1995 compared to three months ended March 31, 1996:
     Net sales decreased $2,184,000, or 34% from the first three months of 1995 to the first three months of 1996. This decrease is due to the decrease in the number of lots available for sale, which is primarily attributable to a staggered delivery date for some of the Company's builder's, which are currently set to close in the latter half of calendar year 1996.

     Cost of Sales decreased approximately $1,500,000, or 31%, during the three month period ended March 31, 1996, over the same period in 1995, which was due primarily to the decrease in net sales volume. The Company believes that net sales volume will increase in the next quarter and the latter half of 1996, when delivery of larger subdivisions to some of the larger customers comes to fruition. Further, the gross profit margin of 19% should be maintainable by the Company as long as current sales patterns continue.

     Selling, general, and administrative (SG&A) expenses increased $305,000 during the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. Management attributes this cost primarily to professional fees incurred in connection with the reverse acquisition. Management believes that while SG&A expenses will be necessarily higher than in previous years due to professional and other administrative expenses associated with being a public corporation, future quarters should not experience expenses quite so high.

     Interest expense increased $76,000 or 16%, primarily due to reduction in overall debt.

Liquidity

     The Company believes that, for the foreseeable future, funds from the Company's operations will be sufficient to support its current operations. The proceeds from the exercise of warrants issued in the bankruptcy plan produced sufficient cash flow to pay the Company's remaining creditors under the bankruptcy plan.

     As a result of the acquisitions by Capital First and of Worldwide along with the contemplated sale of Keystone Labs, it is anticipated that the overall sales and net income of the Company will increase significantly in the near future. The Company intends to concentrate its future efforts on expanding the volume of business of Capital First in Tallahassee and Vero Beach, Florida areas and of developing the business of Worldwide. The Company's investment in Killearn Properties, Inc. will allow the Company to expand into the Atlanta area. The Company is continuing to explore other possible acquisitions in construction-related industries which will complement its existing businesses.

Financial Condition

     Total assets decreased $380,000 from December 31, 1995 to March 31, 1996. Major factors in the net decrease were as follows: real estate inventories experienced a decrease of $2,359,000 due to lot sales; and other assets increased by almost $2,000,000 because of the inclusion of Keystone Labs $1,400,000 in assets pursuant to the reverse acquisition and the inclusion of $353,000 of goodwill as a result of the acquisition of Decocrete Worldwide.

     Total liabilities decreased $2,905,000 from December 31, 1995 to March 31, 1996, primarily due to the following factors: a net decrease of approximately $1,5 million in notes payable as a result of payment on overall debt; and a net decrease in income taxes payable of $627,000 to $985,000 at March 31, 1996 from $1,612,000 at December 31, 1995.

     Total Shareholders' equity increased $2,461,000 to $4,520,000 at March 31, 1996 from $2,059,000 at December 31, 1995. The increase was due primarily to the increase in paid in capital as a result of the issuance of stock in connection with the exercise of the warrants.

     Management hopes to continue to grow the real estate development business as well as its manufacturing division through Decocrete and will continue to explore other possible acquisitions to complement its existing businesses.

PART II - OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security Holders

     On February 12, 1996 in a Consent to Action in lieu of a special meeting of shareholders of Proactive Technologies, Inc., the holders of a majority of shares of voting stock agreed to elect the following directors: Mark A. Conner, Chairman of the Board, Joel C. Holt, and Robert Maloney. The directors then elected Mark A. Conner as President and Chief Executive Officer of the Company.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:  None

          (b)  Reports on Form 8-K:

     The following reports on Form 8-K were prepared and filed during the quarter ended March 31, 1996:

     (1) February 22, 1996: The Company announced it had completed its acquisition of all the issued and outstanding shares of the common stock of Capital First Holdings, Inc. and its subsidiaries from Mark A. Conner in exchange for approximately eighty percent of the issued and outstanding shares of the Company.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


PROACTIVE TECHNOLOGIES, INC.
(Registrant)


By: /s/ Mark A. Conner
Mark A. Conner, President,
and Chief Executive Officer

Date: October 16, 1996