Form 10QSB
period 1996-03-31
PROACTIVE TECHNOLOGIES INC
filed 1996-10-29
CIK 722839

FORM 10-QSB
CONFIRMING COPY

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

PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements
       (Unaudited)

       Condensed Consolidated Balance Sheets           3-4
           March 31, 1996 and June 30, 1995

       Condensed Consolidated Statements of
           Income for the Three Months and Nine
           Months Ended March 31, 1996 and 1995           5

       Condensed Consolidated Statements of
           Cash Flows for the Nine Months Ended
           March 31, 1996 and 1995                      6-7

       Condensed Consolidated Statement of Changes
           in Stockholders' Equity for the Nine
           Months Ended March 31, 1996 and the
           Year Ended June 30, 1995                       8

       Notes to Condensed Consolidated Financial
           Statements                                  9-11

Item 2.    Management's Discussion and Analysis
         of Financial Condition and Results of
        Operations                                     12-14

PART II OTHER INFORMATION

Item 1. Legal Proceedings                                15

Item 6. Exhibits and Reports on Form 8-K                 15

SIGNATURE                                             16-17


ROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                March 31              June 30
                                  1996                  1995
                                (Unaudited)             (Audited)
ASSETS:

Current Assets:

Cash and equivalents, including
   restricted cash of approximately
   $ 274,241                 $   348,428            $    98,911
Marketable equity securities,
    net                          175,171                559,005
Accounts receivable, net         119,021                110,081
Notes receivable                   5,984                 ------
Inventory                     18,574,150                 ------
Due from related parties          23,971                  4,625
Prepaid expenses                  46,123                  7,454
Deferred income tax asset,
    net                        1,004,786                266,460
                               ---------                -------
Total Current Assets          20,297,634              1,046,536


Property and equipment, net    1,277,654                426,208
Notes receivable                 240,517                 ------
Deferred income tax asset, net   280,000                280,000
Other assets, net                268,948                 10,763
Goodwill, net                    143,550                  -----
                               ---------                -------
TOTAL ASSETS                $ 22,508,303              $1,763,507
                               ----------              ---------
                               ----------              ---------


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

                                March 31        June 30
                                  1996           1995
                               (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:

Notes payable               $    9,310,352  $  221,010
Current portion of obligations
  under capital leases              50,660      69,600
Accounts payable                  341,392      219,103
Accrued expense                   399,888      117,596
Customer deposits                  92,451      -------
Income taxes payable            1,082,816      -------
Accrued salaries                  13,522       179,461
Due to related parties            49,313       102,044
Deferred revenue                1,480,152       ------
Deferred compensation payable     737,382       ------
                                ---------      --------

  Total Current Liabilities    13,557,928      908,814

Notes Payable                   4,452,648      105,407
Obligations under capital leases   15,430       47,801
Minority Interest                  65,278       -------
                               ----------      --------
  Total Liabilities            18,091,284    1,062,022

Stockholders' Equity:

Common stock                      446,971       88,217
Capital in excess of par value  1,543,282   27,989,381
Accumulated deficit          ( 27,573,234) (27,376,113)
                             ------------   ------------
  Total Stockholders' Equity    4,417,019      701,485

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                       $ 22,508,303  $ 1,763,507
                             ------------   ------------
                             ------------   ------------



See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                    Three Months             Nine Months
                    Ended                    Ended
                    March 31,                March 31,
                    1996       1995        1996       1995

Net sales       $ 2,132,441 $  244,050  $ 2,815,840    $1,229,066
Cost of sales     1,020,541     70,559    1,161,900       222,362
Selling, general
 and administrative
 expenses           650,467    315,493    1,308,896       939,184
                 ----------   --------    ---------    ----------
Income (loss)
 from operations    461,433   (142,002)     345,044        67,520

Other Income (deductions)
 Interest expense (  94,412)    (4,856)   ( 121,016)      (17,277)
 Interest income      6,149      1,923       11,826        11,718
 Gain (loss) on sale
   of marketable equity
   securities     (   1,884)  (364,303)   (  48,806)     (365,267)
 Unrealized gain(loss)on
  marketable equity
   securities      (108,887)    93,279    ( 333,118)      233,712
 Other income and
   expense            6,381     -----         6,381        75,000
 Minority Interest    6,722    -----          6,722       -----
                    ------- --------     ----------     ----------
Income(loss) from continuing operations
  before income
  taxes             275,502  (415,959)    ( 132,967)        5,406
Income tax (expense)
  benefit         (  72,633)  108,610         5,760        54,875
                     --------   --------  ----------      ----------
Net income (loss) from continuing
  operations        202,869  (307,349)   (  127,207)       60,281

Loss from operations of
 discontinued Proactive
 Solutions, Inc.      -----     -----    (   69,914)        ----

Net income (loss) $ 202,869 $ (307,349)  $(  197,121)   $  60,281
Net income (loss) per common and
  common equivalent share -
  primary and fully
  diluted          $   .025  $  ( .140)   $ (   .048)    $   .028

Adjusted shares outstanding
  primary and fully
  diluted         8,164,912  2,200,624     4,078,455    2,131,177

See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Increase (decrease) in Cash
(UNAUDITED)
                                    Nine months ended
                                      March 31, 1996
                                   1996              1995
Cash Flows From Operating Activities:
Net Income (Loss)          $ (   197,121)      $    60,281

Adjustment to reconcile net income (loss)
  to net cash (used in )provided by operating activities:
Depreciation and
  amortization                    79,511            82,983
Loss on sale of marketable
  equity securities               48,805           365,267
Unrealized loss (gain)on marketable
  equity securities              333,119         ( 233,712)
Allocate net loss to minority
  interest                       ( 6,722)            -----
Current expenses paid with
  common stock                     51,386            -----
Deferred tax benefit             ( 15,014)       (  54,875)
Decrease in accounts receivable    20,267            9,674
Decrease in notes receivable       48,901            -----
(Increase) in inventories        (242,674)           -----
(Increase) in due from related
  parties                        (    327)           -----
(Increase) decrease in prepaid
  expenses                        (39,924)           6,758
(Increase) decrease in other
  assets                          (53,841)             662
Decrease in accounts payable      (61,803)       (  53,568)
Increase (decrease) in accrued
  expenses                          4,648        (  91,301)
Decrease in customer deposits    (151,751)           -----
Decrease in income taxes payable (576,449)           -----
Increase in accrued salaries       13,522            -----
Increase in due to related parties 98,954            -----
Decrease in deferred revenue     ( 45,585)           -----
Decrease in deferred compensation
  payable                        (124,000)           -----
                                 --------        ----------
Net Cash (used in)provided by
  Operating Activities         (  816,098)          92,169

Cash Flows from Investing Activities:

Purchases of property and
  equipment                     (  35,753)       ( 101,813)
Purchases of marketable equity
  securities                    (  16,913)       ( 325,173)
Capitalized software
 expenditures                   (  12,362)       ( 878,337)
Cash to discontinued operations (   6,977)          -----
Purchase of subsidiary          ( 144,000)          -----
Minority interest purchase
  of subsidiary                    72,000           -----
Proceeds from sale of investments  18,823          119,731
Cash received on purchase of
  subsidiary                      296,916           -----
                               -----------        ----------
Net Cash provided by (used in)
  investing activities            171,734       (1,185,592)
Cash Flows from Financing Activities:

Proceeds from exercise of stock
  warrants                      1,151,154           -----
Proceeds from exercise of
  stock options                       458           -----
Proceeds from issuance of common
  stock                             -----          744,940
Repayment of obligations under
  capital leases               (   51,311)      (   46,208)
Proceeds from notes payable     1,825,726            -----
Principal payments on notes
  payable                      (2,033,446)           -----
Loans to employees                  1,300            4,550
                                ----------        ---------
Net Cash provided by financing
  activities                      893,881          703,282

Net Increase (Decrease) in Cash
  and Cash Equivalents            249,517        ( 390,141)

Cash and Cash Equivalents,
  Beginning of Period              98,911          611,038
                                ----------        ---------
Cash and Cash Equivalents,
  End of Period                $  348,428        $ 220,897

Supplemental Disclosure of Cash Flow Information:
Cash Payments of:
  Interest                     $  256,189        $  17,277
  Income Taxes                 $  585,000          ------

Non-cash investing and financing activities:

  Reacquire common stock in exchange for
    assets and liabilities of Proactive
    Solutions, Inc.               294,754           -----
  Cancel common stock received   ( 15,000)          -----
  Issue stock in payment of debt  317,822           -----
  Issue stock to purchase CFHI  2,163,467           -----

See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

                                      Capital In
                             Excess of          TOTAL
            Common Stock     Par   Accumulated  Stockholders'
         Shares     Amount       Value    Deficit       Equity
Balance

June 30,
 1994    2,055,288   $82,211  $27,317,250 ($23,511,876) $3,887,585

Exercise of
 Common Stock
 options   150,139     6,006      672,131                  678,137

Net Loss          for Year                 (3,864,237)  (3,864,237)
Balance
June 30,
  1995   2,205,427    88,217   27,989,381 (27,376,113)     701,485

Common stock
  issued for debt
  extinguish-
  ment     201,500     8,060      309,762                  317,822

Reacquired and canceled
  stock from dissolution of
  Proactive Solutions,
  Inc.    (375,000) ( 15,000)     294,754                  279,754

Exercise of common
  stock
  options   11,444       458                                   458

Exercise of common
  stock
  warrants 571,827    22,873    1,128,281                1,151,154

Common stock issued
  Purchase of Capital First
  Holdings,
  Inc.   8,559,077   342,363    1,821,104                2,163,467

Net Loss for
  the Nine Months
  ended March 31,
  1996                                     ( 197,121)    ( 197,121)
-------------------------------------------------------------------

Total as of
  March 31,
  1996  11,174,275 $446,971  $31,543,282 $(27,573,234)  $4,417,019

See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1)      Basis of Financial Presentation

     The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Proactive Technologies, Inc. (the Company) , and notes thereto, as found in Form 10-KSB for the fiscal year ended June
30, 1995. A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for the interim periods are not indicative of the results to be expected for the full year.

(2)   Chapter 11 Bankruptcy

     As was reported on Form 8-K which was filed on September 13, 1995, the Company, along with two operating subsidiaries, Keystone Laboratories, Inc.
(KLI) and Proactive Solutions, Inc. (PSI), was voluntarily placed under the protection of the United States Bankruptcy Court for the Northern District of Oklahoma (the Court) on September 1, 1995, the Court confirmed the Equity Security Holders' Plan of Reorganization (the Plan), one result of which is PSI is no longer a subsidiary of the Company. The Company transferred all assets and liabilities of PSI to the former shareholders of PSI in exchange for the return of the original shares of the Company issued upon the acquisition of PSI. The Company canceled these returned shares in December of 1995. In connection with the confirmation of the Plan, the Court dissolved the order administratively consolidating the Company's Chapter 11 proceeding with the Chapter 11 proceeding of PSI. KLI's Chapter 11 bankruptcy petition was dismissed without prejudice by the Court on September 25, 1995.

     Under the Plan, primarily all the Company's creditors were to be paid in full within six months of the effective date of the Plan. Most of these creditors were paid in December of 1995 with the issuance of the Company's common stock, and all but one remaining creditor was paid in January of 1996. As of the date of this filing, all claims have been paid and the Company has requested a hearing of the Bankruptcy Court dismissing the Company from bankruptcy.

     Under the Plan, the Company is authorized to issue a total of sixty million (60,000,000) shares of common stock. In addition, certain classes of current stockholders of the Company received warrants entitling them to purchase shares of the Company's common stock at a price of $.50 per share ($2.00 per share after the reverse stock split) for a period of six months in exchange for the release of their respective shareholder claims against the Company. As of March 31, 1996, 571,827 warrants have been exercised.

(3)   Reverse Stock Split

      A one for four reverse stock split of the Company's common stock was approved through written consent by the holders of 51.28% of the outstand-ing shares of the Company and became effective January 31, 1996. This decreases the number of issued and outstanding shares of common stock by 75%, and increases the par value of each such share from $0.01 to $0.04. All references in the accompanying consolidated financial statements to the number of common shares, par value per share and other per share information have been restated to give retroactive effect to the one for four reverse stock split for all periods presented.

(4)   Acquisitions

     On February 10, 1996, the Company entered into an agreement to incorporate a wholly-owned subsidiary called Decocrete Worldwide, Inc. (Worldwide) for the purpose of purchasing the net assets of Decocrete International, Inc. (International) for the purchase price of $144,000 a total of $72,000 was distributed to International and $72,000 was given to Worldwide in payment of twenty per cent of the Worldwide stock to be issued to the International shareholders. Subsequent to the acquisition, International was dissolved with the $72,000, the only remaining asset being distributed to its shareholders. The net after-tax profits of Worldwide will be allocated sixty percent (60%) to the Company and forty percent (40%) to Worldwide's minority shareholders. The results of operations of Worldwide are included with the results of the Company beginning February 10, 1996.

     Next, as reported on Form 8-K which was filed on February 22, 1996, on February 12, 1996, the Company acquired all of the issued and outstanding shares of common stock of Capital First Holdings, Inc. and its subsidiaries (Capital) from Mark A. Conner in exchange for a total of 8,559,077 (approximately eighty percent (80%)) of the issued and outstanding shares of common stock of the Company. The acquisition of Capital was accounted for in a manner similar to a reverse acquisition. Finally in connection with this acquisition, Mr. Conner was also elected Chairmain of the Board and President and Chief Executive Officer of the Company, pursuant to a five year employment agreement.

     Capital is a real estate developer in Florida which designs and develops single-family subdivisions for residential lots and condominiums principally in the Tallahassee, Leon County and Vero Beach areas. For the twelve (12) month period ended December 31, 1995, Capital generated approximately $30,000,000 in revenues and approximately $2,700,000 in net income before tax and loss from discontinued operations. As of December 31, 1995, Capital owned approximately $22,000,000 in total assets. The results of operations of Capital are included with the results of the Company beginning February 12, 1996.

     On February 12, 1996, the Company acquired from Capital $20,856,707 in total assets, $18,693,240 in total liabilities and $2,163,467 in total equity. No purchase price allocation adjustments have been made at this time but the balances are subject to adjustments which may be determined later.

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

                        Nine Months           Year
                        Ended                 Ended
                        March,                June 30
                        1996                  1995
                       (Unaudited)       (Unaudited)

Revenues                    $ 21,713,666        $31,727,791
Net Income (Loss)                910,162       ($ 3,055,009)
Net Income (Loss) per share $       .084       ($      0.29)

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(continued)


Weighted Average Number
  of shares                   10,829,039         10,704,544

     The pro forma statements presented above are not necessarily indicative of what actually would have occurred if the acquisitions had been in effect for the entire periods presented. In addition they are not intended to be a projection of future results.

(5)  Subsequent Events

     On or about April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc.(AMEX KPI). KPI is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its Schedule 13D regarding this event on April 25, 1996. Subsequently, in May 1996, the Company has entered into an agreement to purchase a controlling interest in KPI, the details of which are in the process of being finalized.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company had four subsidiaries for the periods included in this report; Capital First Holdings, Inc. (Capital), Decocrete Worldwide, Inc., (Worldwide), Keystone Laboratories, Inc. (KLI) and Proactive Solutions, Inc.
(PSI).

     Capital, a real estate development company, became a wholly owned subsidiary of the Company on February 12, 1996. The March 31, 1996 Balance Sheet of Capital and results of Operations of Capital from February 12, 1996 to March 31, 1996 are included in this report.

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. Included in this report is the March 31, 1996 Balance Sheet of Worldwide and the results of operations from February 10, 1996 to March 31, 1996. Sixty percent of the net income
(loss) is included in the Company's results of operations with the remaining forty percent allocated to the minority shareholders.

     KLI is a wholly-owned subsidiary of the Company and operates a urine drug screening laboratory in Asheville, North Carolina. Approximately 90% of the Company's drug testing customers are located in the mid-South region and many of them are in the textiles and furniture manufacturing industries.

     PSI was a company in the product development stage which never actually commenced operations. As mentioned above, as a result of the confirmation by the Court of the Equity Holders' Plan of Reorganization on November 21, 1995,
PSI is no longer a subsidiary of the Company.   For the periods included in
this report, PSI was developing computer software for business management and project management and the resulting losses from these endeavors were recorded as losses from discontinued operations for the nine months ended March 31, 1996.

Results of Operations

Nine months and three months ended March 31, 1995 compared to nine months and three months ended March 31, 1996.

     Net sales increased $ 1,586,774, or 129% from the first nine months of fiscal year 1995 to the first nine months of fiscal year 1996. Net sales increased $ 1,888,391, or 774% from the third quarter of fiscal year 1995 to the same period in fiscal year 1996. The increase in net sales for the nine months and three months ended March 31, 1996 reflected net sales of $ 1,864,615 attributable to the acquisitions made during the third quarter of fiscal 1996 with the remaining changes due to fluctuations of volume at KLI.

     Cost of sales increased $ 939,538, or 423% and $ 949,982, or 1,346%, for the first nine months and three months, respectively, of fiscal year 1995 compared to the first nine months and three months, respectively, of fiscal year 1996. This was due primarily to the increase in net sales volume generated by the acquisitions made during the third quarter of fiscal 1996.

     Selling, general, and administrative expenses increased $ 369,712, or 39% from the first nine months of fiscal year 1995 to the first nine months of fiscal year 1996. Selling, general and administrative expenses increased $ 334,974, or 106% from the third quarter of fiscal year 1995 to the third quarter of fiscal year 1996. Selling, general and administrative expenses of the operations acquired during the third quarter of fiscal year 1996 accounted for $ 314,577 of the respective increases for the the three and nine months ended March 31, 1996.

     Interest expense increased $ 103,739 or 600% and $ 89,556, or 1,840% from the nine month and three month period ended March 31, 1995, respectively, compared to the nine and three month period ended March 31, 1996, primarily due to the interest on the notes payable of the companies acquired during the third quarter of fiscal year 1996.

     The realized loss on sale of marketable securities decreased $ 316,461 and $ 362,419 from the nine month period and three month period ended March 31, 1995, respectively, compared to the nine month and three month period ended March 31, 1996. These losses are due to the sale of investments for a price less than their respective purchase prices.

     The Company recorded an unrealized gain on marketable equity securities of $ 233,712 and $ 93,279 for the nine month and three month periods ended March 31, 1995, respectively, compared to an unrealized loss on marketable securities of $ 333,118 and $ 108,887 for the same periods in fiscal year 1996. These unrealized gains and losses are attributable to adjustments of the book value of the marketable equity securities to the market value for each reporting period.

     In the nine months ended March 31, 1995, $75,000 in other income was of a non-recurring nature. The minority interest of $6,722 for the nine and three months ended March 31, 1996, reflects the Worldwide net loss that was allocated to the minority shareholders.

Financial Condition

     For the nine months ended March 31, 1996, the Company experienced a net increase in cash of $ 249,517 which is primarily attributable to cash received from the exercise of warrants of $1,151,154 and cash received from acquisitions of $296,916 offset by cash used to purchase Worldwide, service debt and outlays for operations.

     Total assets increased $ 20,744,796 from June 30, 1995 to March 31, 1996 primarily due to the following factors: an increase of $ 20,943,227 due to the acquisitions made in the third quarter of fiscal year 1996: a decrease of $ 383,834 in the value of marketable equity securities which consisted of a $ 333,118 reduction in market value and a $ 50,716 reduction due to sales of securities offset by purchases; an increase in inventories of $254,656; goodwill of $143,550 recorded for the Worldwide purchase and the transfer of all the assets of PSI in the amount of $168,091 back to the orginial PSI shareholders.

     Total liabilities increased $ 16,963,984 from June 30, 1995 to March 31, 1996, primarily due to the following factors: an increase of $ 18,779,759 due to the acquisitions made in the third quarter of fiscal year 1996; a decrease of $585,000 from payment of income taxes; a decrease due to all of the liabilities of PSI in the amount of $447,846 being transferred back to the original PSI shareholders and $263,250 from debt being paid off by the issuance of common stock.

Liquidity

     The Company believes that, for the foreseeable future, funds from the Company's operations will be sufficient to support its current operations. The proceeds from the exercise of warrants issued in the bankruptcy plan produced sufficient cash flow to pay the Company's remaining creditors under the bankruptcy plan.

     The Company is in negotiations with several interested purchasers for KLI and the Company has a target date of the end of calendar 1996 to complete the transaction.

     As a result of the acquisitions of Capital and Worldwide along with the contemplated sale of KLI, it is anticipated that the overall sales and net income of the Company will increase significantly in the near future. The Company intends to concentrate its future efforts on expanding the volume of business of Capital in Tallahassee and Vero Beach, Florida areas and of developing the business of Worldwide. The Company's pending acquisition of Killearn Properties, Inc. will allow the Company to expand into the Atlanta area. The Company is continuing to explore other possible acquisitions in construction-related industries which will complement its existing businesses.

     Finally, it is anticipated in the near future that the Company will acquire approximately $10,000,000 in real estate holdings in the Albany and Thomasville, Georgia area and in Cape San Blas, Florida.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

     As was discussed above in ITEM 2 of the Notes to the financial statements, on September 1, 1995, the Company along with its two subsidiaries at the time, KLI and PSI, voluntarily filed for protection under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Northern District of Oklahoma. On November 21, 1995 the Court confirmed the Equity Security Holders' Plan of Reorganization. The information contained in that discussion therein is incorporated herein by reference. All of the creditors in the Plan as well as claimants of the Court have been paid; the Company has petitioned the Bankruptcy Court for a hearing to allow its discharge from bankruptcy.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     The Bankruptcy Court ordered that a summary of the Disclosure Statement and Plan of Reorganization, along with a ballot for voting be mailed to all shareholders; holders of 8,221,285 shares voted to accept the Plan, and holders of 1,080 shares voted to reject the Plan.

     On December 22, 1995 in a Consent to Action in lieu of a special meeting of shareholders of Proactive Technologies, Inc., the holders of a majority of shares of voting stock issued and outstanding agreed to enter into the stock purchase agreement with Capital First Holdings, Inc. and agreed to effect a one for four reverse stock split of the outstanding shares of common stock of the corporation.

     On February 12, 1996 in a Consent to Action in lieu of a special meeting of shareholders of Proactive Technologies, Inc., the holders of a majority of shares of voting stock agreed to elect the following directors of the corporation: Mark A. Conner, Chairman of the Board, Joel C. Holt, and Robert Maloney. The directors then elected Mark A. Conner President and Chief Executive Officer of the Company.

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

Date: June      , 1996