Form 10QSB
period 1996-10-31
PROACTIVE TECHNOLOGIES INC
filed 1996-11-14
CIK 722839

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                 Quarterly Report Under Section 13 or 15(d)
                  of the Securities Exchange Act of 1934

           For the Quarter Ended:             September 30, 1996


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was to require such reports), and (2) has been subject to such filing requirements
for the past 90 days.           Yes  __________  No ___X_____

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by a court.            Yes ___X____No ________

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of November 13, 1996 was 14,803,018.

    Transitional Small Business Disclosure Format (Check one):
Yes ________ No ___X____

                 PROACTIVE TECHNOLOGIES, INC.
                       Table of Contents

                                                    Page No.

PART I    FINANCIAL INFORMATION

            Introduction                                3

Item 1.     Condensed Consolidated Financial
                 Statements (Unaudited)

          Condensed Consolidated Balance Sheets         4
            September 30, 1996 and December 31, 1995

          Condensed Consolidated Statements of
            Income for the Three Months
            Ended September 30, 1996 and 1995           5

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            September 30, 1996 and 1995                 6


          Notes to Condensed Consolidated Financial
            Statements                                 7-9


Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                 9-11



PART II   OTHER INFORMATION

Item 1.    Legal Proceedings                             11

Item 4.    Submission of Matters to a Vote of
              Security Holders                           11
Item 6.    Exhibits and Reports on Form 8-K             12

SIGNATURE                                                13
EXHIBIT INDEX                                            14

    Introduction

     As reported on Form 10-QSB on October 15, 1996 and on Form 8-K filed on February 12, 1996 (conforming copy filed on EDGAR on October 6, 1996), and Form 8-K/A filed (electronically) on October 10, 1996, on February 12, 1996, Proactive Technologies, Inc. ("PTE") acquired 100% of the issued and outstanding common stock of Capital First Holdings, Inc. ("Capital First"). In connection with the preparation and audit of PTE's financial statements for the fiscal year ending June 30, 1996, it was determined that such a transaction was a reverse acquisition, and would be treated, for financial reporting purposes, as the acquisition of PTE by Capital First. Under this treatment as a reverse acquisition, the historical information is that of Capital First. To be consistent with the reporting of the Form 10-KSB as a reverse acquisition, this Form 10-QSB for the three months ending September 30, 1996 contains financial information for Capital First for the three months ending September 30, 1995 since comparisons to the three months ending September 30, 1995 reported in Form 10-QSB filed May 17, 1996 (conforming copy filed on EDGAR on October 12, 1996) are not applicable.

ITEM I. FINANCIAL INFORMATION
ITEM I. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(000's)

                                  September 30,          June 30,
                                      1996                 1996

ASSETS:
Real estate inventories            $36,185                     $22,491
Cash and equivalents                   585                         271
Property and equipment, net          1,757                       1,338
Deferred income taxes                  294                         284
Other assets                         3,411                         251
Investments                          2,983                       2,714
Notes Receivable                     4,790                       1,117
                                 ______________           _____________

TOTAL ASSETS                        50,005                      28,466
                                 ==============           =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable                     $ 23,543                     $17,709
Accounts payable and accrued expenses  966                       1,108
Income taxes payable                 1,486                       1,099
Deferred revenue                     1,467                         824
Deferred compensation payable          439                         559
Customer deposits                      768                         740
                                ______________              ____________

Total Liabilities                 $ 28,669                      22,039

Minority Interest                 $     51                          59

Stockholders' Equity:
Common stock - par value $.04
 per share; authorized 60,000,000
 shares; issued 14,803,018        $    674                         496
Paid-in capital                    19,045                       5,317
Retained earnings                    1,566                         555
                                  ________                       ______
      Total Stockholders' Equity    21,285                       6,368
                                  ________                       _____

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                            $ 50,005                 $    28,466
                                   =======                      ======

See Accompanying Notes to Condensed Consolidated Financial Statements

                               Page 4


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
          (000's) except for per share and number of shares information
                                                 Three Months Ended
                                                    September 30
                                               1996               1995

Net sales                                   $    6,109           $ 7,331
Cost of sales                                    3,822             6,087
Selling, general and administrative
     expenses                                      586               999
                                            ____________      __________
Income from operations                           1,701               245

Other Income (deductions):
   Interest (expense)                             (365)             (927)
   Other income, net                               107               (69)
   Minority Interest                               (21)                0
                                            ____________      ___________
Income (loss) from continuing operations
      before income taxes                        1,422               (751)
                                             _____________      __________
Income tax expense                                 411                  0
                                             _____________      __________

Net income (loss)                           $    1,011           $   (751)
                                           =============      ============

Net income (loss) per common and
  common equivalent share -
  primary and fully diluted                 $     .07                (.06)
                                           =============      ============
Adjusted shares outstanding
  primary and fully diluted                  14,306,142         10,739,405
                                           =============      ============


See Accompanying Notes to Condensed Consolidated Financial Statements












                                    Page 5



                 PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                    Three months ended
                                                       September 30
                                                    1996         1995
                                                        (000's)

Net Cash (used in) provided by
        operating activities                $     (480)     $     1,362
                                             __________        ________

Cash Flows from Investing Activities
   Distribution from real estate ventures            21               0
   Investment in real estate ventures                 2               0
   Purchase of investments in equity securities     (66)              0
   Purchase of property and equipment              (294)             (1)
   Acquisitions of businesses net of cash            84               0
                                             __________        ________
Net Cash used in investing activities              (253)             (1)
                                             __________        ________
Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants         890               0
   Proceeds from issuance of notes payable        1,616           2,101
   Repayments of amounts borrowed                (1,644)         (3,466)
                                             __________        _________
Net Cash provided by (used by)
           financing activities                     862          (1,365)
                                             __________        _________
Net Increase (Decrease) in Cash
   and Cash Equivalents                           129                (4)
                                             __________        _________
Cash and Cash Equivalents, Beginning of Period    154               179
                                             __________        _________
Cash and Cash Equivalents, End of Period     $    283         $     175
                                             ==========        =========


See Accompanying Notes to Condensed Consolidated Financial Statements











                                       Page 6
Notes to Condensed Consolidated Financial Statements

(1)   Basis of Financial Presentation

      On February 12, 1996, Proactive Technologies, Inc. ("PTE" or the "Company") acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. The acquisition was accomplished through the issuance of approximately 8,559,000 shares of PTE stock which represented approximately 80% of the voting stock of PTE immediately after the transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Capital First with Capital First as the acquiror. The historical financial statements prior to February 12, 1996 are those of Capital First. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31. Capital First is a developer of residential subdivisions with its principal operations in Tallahassee, Florida. Pro forma financial information is not provided since the continuing operations Capital First acquired from PTEK (i.e., Keystone Laboratories, Inc.) are insignificant.

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been
omitted pursuant to such rules and regulations.   The information furnished
reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc. (the "Company"), and notes thereto, as found in Form 8-KA for the year ended December 31, 1995, and the Company's Form 10-KSB for the six months ended June 30, 1996. A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

(2)   Acquisitions

      Effective August 12, 1996, the Company acquired all of the voting common stock of Flowers Properties, Inc., Highland Properties, Construction Company, Inc., and Barrier Dunes Development Corporation in exchange for approximately 2,565,000 shares of PTE common stock with a stated value of $3.50 per share. Under the agreement, the number of shares may be adjusted in the event the quoted market price of the shares at December 31, 1996 is less than $3.50 per share and a final audited reconciliation of a current net asset value of at least $8,977,500 exists. The Company is required to issue such additional shares as necessary for the aggregate value of the total shares to approximate the original purchase price. The purchased corporations operations principally consist of land development in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations has been added to the land inventory of the Company. This acquisition will be accounted for under the purchase method of accounting.

      Effective September 16, 1996, the Company acquired eighty two per cent


                                 Page 7

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1996
(continued)

(82%) of the issued and outstanding shares of QuinStone Industries, Inc. In exchange for 750,000 shares of PTEK voting common stock. Additionally, the Company has agreed to file a registration statement within the next year in order to register the shares issued under the agreement and is contingently obligated to issue an additional 225,000 shares of restricted stock should this registration not occur. QuinStone Industries is a manufacturer of synthetic stone and marble fixtures with a plant located in Quincy, Florida.

This acquisition will be accounted for under the purchase method of accounting.

     During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc.(AMEX "KPI"). KPI is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its Schedule 13D regarding this event on April 25, 1996. In May 1996, PTEK proposed a transaction with KPI whereby KPI would exchange certain assets (consisting of a golf course and country club, a newly constructed inn and certain joint venture interests, which would be placed in a newly formed wholly-owned subsidiary of KPI) to KPI's then Chairman of the Board and Chief Executive Officer, for his approximate 42% ownership interest in KPI, or 551,321 shares of KPI voting common stock. In connection with this proposed transaction, PTEK would loan KPI $2 million dollars, which would be used to facilitate the transfer of the assets. During August 1996, PTE acquired approximately 85,950 additional shares of KPI stock, increasing its ownership interest in KPI to approximately 22%. On July 29, 1996, PTE proposed to KPI's Board of Directors that PTEK be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that KPI's board include two additional representatives of PTE. On July 31, 1996, KPI's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between KPI and KPI's Chairman. The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner was named Chairman of the Board of KPI. Additionally, Mark A. Conner, President of the Company, was elected to the KPI Board of Directors, and Langdon S. Flowers, Jr., and Robert E. Maloney, Jr. were named as Directors of KPI. After completion of the proposed split-off and the return of the 551,321 to KPI's treasury, PTE's holdings in KPI will be increased to approximately 35%.

(3)   Debt

    As a result of the Flowers acquisitions noted above, the Company assumed notes payable in the approximate aggregate amount of $7,000,000, which are secured by the land owned by the three Flowers entities.
    Further, on August 20, 1996, the Company borrowed $875,000 from lenders to finance the acquisition of some land in Tallahassee, which the Company intends to develop.


                                    Page 8
PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1996
(continued)

(4) Subsequent Events

   On November 1, 1996, J.T. Williams, Jr., President of Killearn
Properties, Inc. (AMEX: KPI)resigned his position as President and the KPI Board named Mark A. Conner as President and Chief Executive Officer. The Company anticipates the closing of the transaction with KPI and Williams to be on November 16, 1996, or shortly thereafter.

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On February 12, 1996, Proactive Technologies, Inc. ("PTEK")acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. For financial reporting purposes, the transaction is treated as the acquisition of PTEK by Capital First. Accordingly, the historical results of operations and financial position are those of Capital First and include the accounts of PTEK from February 12, 1996. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31.

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. On September 30, 1996, the Company purchased 15% of the remaining Worldwide stock from Garat Oates, bringing its ownership percentage to 95%. Included in this report is the September 30, 1996 Balance Sheet of Worldwide and the results of operations from July 1, 1996 to September 30, 1996. Sixty percent of the net income
(loss) is included in the Company's results of operations with the remaining forty percent allocated to Worldwide's minority shareholders.

  QuinStone Industries, Inc., ("QuinStone") a manufacturer of synthetic building products, became an 82% owned subsidiary of the Company on September 9, 1996. Included in this report is the September 30, 1996 balance Sheet of QuinStone and the results of operations from September 9, 1996 to September 30, 1996.

     Results of Operations

Three months ended September 30, 1996 compared to three months ended September 30, 1995.

     Net sales decreased $1,222,000, or 16.67% from the first three months of 1995 to the first three months of 1996. This decrease is due to several
factors.   First, sales of approximately $550,000 from the Golden Eagle
Country Club for membership fees, restaurant sales, and other income were included in the September 30, 1995 figures. The Country Club was sold
in October of 1995 and is no longer an asset of the Company.   Further,
September 30, 1995 figures contained condominium sales of $1,500,000 from a project which has sold out.

                                     Page 9
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

     Cost of Sales decreased $2,265,000, or 37.2%, during the three month period ended September 30, 1996, over the same period in 1995, which was due primarily to a gross profit margin of approximately 61% with regard to the sale of the commercial property in the Piney Z for $3,500,000. The
Company has a 67% ownership in Piney Z, which translates to $2,345,000 in
revenue with a basis of $900,000.   Lots sales profit margins remained
fairly constant at 20% to 21% between the three month periods ending September 30, 1996 and 1995. Said profit margin between 19% and 21% is expected to be maintained assuming no great fluctuations in the current interest rates.

     Selling, general, and administrative ("SG&A") expenses decreased $413,000, during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Management attributes this cost decrease to two primary factors: First, for the three months ended September 30, 1995, Golden Eagle Country Club, no longer a part of the Company, had SG&A expenses of approximately $740,000. Remaining SG&A expense was about 3.6% of sales. SG&A for the three months ended September 30, 1996 were about 9.6%, fairly constant with necessary additional professional and other administrative fees associated with being a public corporation.

      Interest expense decreased $562,000 or 60.6%, primarily due to the reduction in overall debt, and the acquisition of new debt which is now capitalized.

      Other income was up $176,000 at September 30, 1996 from September 30, 1995. This increase includes $80,000 in utility rebates from the City of Tallahassee. Also, During the three months ended September 30, 1995, the Company recorded an approximate $63,000 loss from the sale of Northhampton Office Park in August 1995.

      Liquidity

      The Company believes that, for the foreseeable future, funds from the Company's operations will be sufficient to support its current operations. As a result of the acquisitions by Capital First and of Worldwide and QuinStone, along with the sale of Keystone, it is anticipated that the overall sales and net income of the Company will increase significantly in the near future. The Company intends to concentrate its future efforts on expanding the volume of business of Capital First in Tallahassee and Vero Beach, Florida areas and of developing the businesses of Worldwide and QuinStone. The Company's investment in Killearn Properties, Inc. will allow the Company to expand into the Atlanta area. The Company is continuing to explore other possible acquisitions in construction-related industries which will complement its existing businesses, as well as to search out other areas for residential and commercial development in other areas.


Financial Condition

     Total assets increased a net total of $21,539,000 from December 31, 1995 to September 30, 1996; Real estate inventories increased $13,694,000

                                 Page 10
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS continued

primarily due to the Flowers acquisitions which brought $ 15,000,000 into the land inventories. Notes receivable increased $3,673,000 from $1,117,000 at June 30, 1996 to $4,790,000 at September 30, 1996. The bulk of this increase is due primarily the following factors: a $1,500,000 one year note from the sale of the Piney Z commercial property; approximately $1,300,000 in subscriptions receivable for the issuance of stock pursuant to warrants to raise capital; and approximately $800,000 was acquired onto the books of the Company from the Flowers transaction. Other assets increased greater than $3,000,000, due to the addition of QuinStone Industries, including approximately $2,750,000 in goodwill. Investments increased approximately $269,000 as a result of the acquisition of additional shares of Killearn Properties, Inc. (AMEX:KPI), bringing its total investment to 21.9% of the total issued and outstanding shares of KPI.

     Total liabilities increased $5,834,000 from June 30, 1996 to September 30, 1996, primarily due to the following factors: The Flowers acquisitions brought an additional $7,000,000 in notes payable to the books of the Company; a net decrease of approximately $1,600,000 in notes payable as a result of payment on overall debt; a net increase in income taxes payable of $387,000 to $1,486,000 at September 30, 1996 from $1,099,000 at June 30,
1996; Deferred Compensation payable decreased $120,000 to $439,000 at September 30, 1996 from $559,000 at June 30, 1996 due to a distribution.

      Total Shareholders' equity increased $14,917,000 to $21,285,000 at September 30, 1996 from $6,368,000 at June 30, 1996. The increase was due primarily to the increase in paid in capital as a result of the issuance of common stock upon exercise of warrants as well as the Flowers acquisition

      Management hopes to continue to grow this business as well as its manufacturing division through its acquisitions of Decocrete and QuinStone, and will continue to look explore other possible acquisitions to complement its existing businesses.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

None

ITEM 4.   Submission of Matters to a Vote of Security Holders

On February 12, 1996 in a Consent to Action in lieu of a special meeting of shareholders of Proactive Technologies, Inc., the holders of a majority of shares of voting stock agreed to elect the following directors of the corporation: Mark A. Conner, Chairman of the Board, Joel C. Holt, and Robert Maloney. The directors then elected Mark A. Conner President and Chief Executive Officer of the Company. Joel C. Holt subsequently resigned his position as a Board of Director.

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

        The following reports on Form 8-K or Form 8-K/A were prepared and filed during the quarter ended September 30, 1996:

(1) September 26, 1996: 8-K: The Company engaged Coopers & Lybrand LLP,of Atlanta, Georgia as its new certifying accountant. The engagement was due to the change of the Company's management as a result of the acquisition of Capital First Holdings, Inc. (See Form 8-K filed on February 12, 1996) and the relocation of the Company from Tulsa, Oklahoma to Tallahassee, Florida. The report of the former accountant, Guest & Co., P.C. of Tulsa, Oklahoma, who did the report accompanying the Company's financial statements for the fiscal years ended June 30, 1995 and June 30, 1994 did not contain any adverse opinion or disclaimer of opinion. The Decision of the Company to engage new certifying accountants was approved by the Company's Board of Directors. The Company is not aware of any unresolved disagreements with Guest & Company, P.C., with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.


(2) September 30, 1996 - 8-K/A: The Company filed audited financial statements for Capital First Holdings, Inc. for its fiscal year ended December 31, 1995 after the reverse acquisition of Capital First (See Form 8-K filed on February 12, 1996)

SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PROACTIVE TECHNOLOGIES, INC.
                                                      (Registrant)


Date: November 14, 1996                        By:  /s/  Mark A. Conner
                                                   --------------------
                                               Mark A. Conner, President,
                                            and Chief Executive Officer




      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           PROACTIVE TECHNOLOGIES, INC
                                                   (Registrant)



Date: November 14, 1996              By:          /s/  Mark A. Conner
                                            --------------------------
                                            Mark A. Conner, President,
                                           and Chief Executive Officer

EXHIBIT INDEX

                        Exhibit No.        Description          Page No.

                           27        Financial Data Schedule      15