Form 10QSB/A
period 1996-09-30
PROACTIVE TECHNOLOGIES INC
filed 1997-02-12
CIK 722839

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

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of February 1, 1997 was 13,229,342.

    Transitional Small Business Disclosure Format (Check one):
Yes ________ No ___X____





                 PROACTIVE TECHNOLOGIES, INC.
                       Table of Contents

                                                    Page No.

PART I    FINANCIAL INFORMATION

Item 1.(a)  Introduction                                            3

Item 1.(b)  Condensed Consolidated Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets                     4
            September 30, 1996 and June 30, 1996


          Condensed Consolidated Statements of
            Income for the Three Months
            Ended September 30, 1996 and 1995                       5

          Condensed Consolidated Statements of
            Cash Flows for the Three Months Ended
            September 30, 1996 and 1995                             6


          Notes to Condensed Consolidated Financial
            Statements                                           7-9


Item 2.   Management's Discussion and Analysis
            of Financial Condition and Results of
            Operations                                          10-12



PART II   OTHER INFORMATION

Item 1.    Legal Proceedings                                       12

Item 6.    Exhibits and Reports on Form 8-K                       12



SIGNATURE                                                          13










Item 1.(a)    Introduction

     As reported on Form 10-QSB on October 15, 1996 and on Form 8-K filed on February 12, 1996 (conforming copy filed on EDGAR on October 6, 1996), and Form 8-K/A filed (electronically) on October 10, 1996, on February 12, 1996, Proactive Technologies, Inc. ("PTE") acquired 100% of the issued and outstanding common stock of Capital First Holdings, Inc. ("Capital First").
In connection with the preparation and audit of PTE's financial statements for the fiscal year ending June 30, 1996, it was determined that such a transaction was a reverse acquisition, and would be treated, for financial reporting purposes, as the acquisition of PTE by Capital First. Under this treatment as a reverse acquisition, the historical information is that of Capital First. To be consistent with the reporting of the Form 10-KSB as a reverse acquisition, this Form 10-QSB for the three months ending September 30, 1996 contains financial information for Capital First for the three months ending September 30, 1995 as comparisons to the three months ending September 30, 1996 reported in Form 10-QSB filed May 17, 1996 (conforming copy filed on EDGAR on October 12, 1996) are not applicable.

     The amendment for this September 30, 1996 Form 10-QSB is due to the fact that on November 16, 1996, the Company and the original owners of the 82% of QuinStone Industries, Inc. mutually decided to rescind its original agreement whereby the Company acquired 82% of QuinStone Industries, Inc. in exchange for 750,000 newly issued shares of restricted common stock, together with a registration rights agreement which provided for 225,000 additional shares to be issued if the restricted stock was not registered within one year. Following the rescission, the Company returned and signed over all shares of QuinStone Industries it had received, and received back its 750,000 shares. Additionally, and contemporaneously, James H. Dahl rescinded his agreement with the Company whereby in exchange for his 81,700 shares of Killearn Properties, Inc. stock he received 326,800 shares of Company stock. After the rescission, the Company returned the 81,700 shares of KPI stock and received back its 326,800 shares of Company stock.

     Because of the rescission, operations of QuinStone Industries, which were reported in Form 10-QSB for the three months ended September 30, 1996 (filed by EDGAR on November 14, 1996) from August 9, 1996 to September 30, 1996 have been removed from this amended Form 10-QSB. Additionally, the Company's interest in Killearn Properties, Inc. has been reduced by 81,700 in this amendment, and the weighted number of outstanding shares has been reduced from 14,306,142 to 13,229, 342 to account for the return of the above shares from the rescission of the QuinStone agreement and James H. Dahl KPI agreement.









              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                        September 30,          June 30,
                                            1996                 1996
                                                   (Unaudited)
                                                      (000's)

ASSETS:
Real estate inventories            $36,072                     $22,491
Cash and equivalents                   501                         271
Property and equipment, net          1,464                       1,338
Deferred income taxes                  294                         284
Other assets                         1,256                         251
Investments                          2,983                       2,714
Notes Receivable                     4,709                       1,117
                                 _________                    ________

TOTAL ASSETS                        47,279                      28,466
                                 =========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable                     $ 23,525                     $17,709
Accounts payable and accrued expenses  891                       1,108
Income taxes payable                 1,486                       1,099
Deferred revenue                     1,467                         824
Deferred compensation payable          439                         559
Customer deposits                      745                         740
                                ___________                 ___________

Total Liabilities                 $ 28,553                      22,039

Minority Interest                 $     51                          59

Stockholders' Equity:
Common stock - par value $.04
 per share; authorized 60,000,000
 shares; issued 14,803,018        $    644                         496
Paid-in capital                    16,450                       5,317
Retained earnings                    1,581                         555
                                  ________                   _________
      Total Stockholders' Equity    18,675                       6,368

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                            $ 47,279                 $    28,466
                                  =========                    =======

See Accompanying Notes to Condensed Consolidated Financial Statements

              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                 Three Months Ended
                                                    September 30
                                               1996               1995
                                                       (000's)

Net sales                                   $    6,000           $ 7,331
Cost of sales                                    3,769             6,087
Selling, general and administrative
     expenses                                      515               999
                                            ____________      __________
Income from operations                           1,716              245

Other Income (deductions)
   Interest (expense)                             (365)             (927)
   Other income, net                               107               (69)
Minority Interest                                ( 21)                 0
                                            ____________      ____________
Income (loss) from continuing operations
      before income taxes                        1,437              (751)
                                           _____________      ____________

Income tax expense                                (411)                 0
                                           _____________      ____________

Net income (loss)                           $    1,026           $  (751)
                                           =============      ============

Net income per common and
  common equivalent share -
  primary and fully diluted                 $     .08            $ (.06)
                                           =============      ============
Adjusted shares outstanding
  primary and fully diluted                  13,229,342         10,739,405

Dividends paid                                 NONE                NONE

See Accompanying Notes to Condensed Consolidated Financial Statements








                 PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                    Three months ended
                                                       September 30
                                                    1996         1995
                                                        (000's)

Net Cash provided by operating activities        (774)             1,362
                                             ______________    _________

Cash Flows from Investing Activities
   Distribution from real estate ventures          21                 0
   Investment in real estate ventures              (2)                0
   Purchase of investments in equity securities   (66)                0
   Purchase of property and equipment               0                (1)
                                             ______________   __________
Net Cash used in investing activities             (43)               (1)
                                             ______________   __________
Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants       890                  0
   Proceeds from issuance of notes payable      1,616              2,101
         Repayments of amounts borrowed        (1,644)            (3,466)
                                             ______________   ___________
Net Cash used by financing activities             862             (1,365)
                                             ______________   ___________
Net Increase (Decrease) in Cash
   and Cash Equivalents                            45                 (4)
                                             ______________   ___________
Cash and Cash Equivalents, Beginning of Period    154                179
                                             ______________   ___________
Cash and Cash Equivalents, End of Period     $    199         $      175
                                             ==============   ============


See Accompanying Notes to Condensed Consolidated Financial Statements











Notes to Condensed Consolidated Financial Statements



(1)   Basis of Financial Presentation

      On February 12, 1996, Proactive Technologies, Inc. ("PTE" or the "Company") acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. The acquisition was accomplished through the issuance of approximately 8,559,000 shares of PTE stock which represented approximately 80% of the voting stock of PTE immediately after the transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Capital First with Capital First as the acquiror. The historical financial statements prior to February 12, 1996 are those of Capital First. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31. Capital First is a developer of residential subdivisions with its principal operations in Tallahassee, Florida. Pro forma financial information is not provided since the continuing operations Capital First acquired from PTE (i.e., Keystone Laboratories, Inc.) are insignificant.

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-KA for the year ended December 31, 1995, and the Company's Form 10-KSB for the six months ended June 30, 1996. A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.


(2)   Acquisitions

      Effective August 12, 1996, the Company acquired all of the voting common stock of Flowers Properties, Inc., Highland Properties, Construction Company, Inc., and Barrier Dunes development Corporation in exchange for approximately 2,565,000 shares of PTE common stock with a stated value of $3.50 per share. Under the agreement, the number of shares may be adjusted in the event the quoted market price of the shares at December 31, 1996 is less than $3.50 per share and a final audited reconciliation of a current net value of at least $8,977,500 exists. The Company is required to issue such additional shares as necessary for the aggregate value of the total shares to approximate the original purchase price. The purchased corporations operations principally

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1996
(continued)

consist of land development in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations has been added to the land inventory of the Company. This acquisition will be accounted for under the purchase method of accounting.

     Effective September 16, 1996, the Company acquired eighty two per cent (82%) of the issued and outstanding shares of QuinStone Industries, Inc. In exchange for 750,000 shares of PTE voting common stock. Additionally, the Company had agreed to file a registration statement within the next year in order to register the shares issued under the agreement and was contingently obligated to issue an additional 225,000 shares of restricted stock if this registration did not occur. QuinStone Industries is a manufacturer of synthetic stone and marble fixtures with a plant located in Quincy, Florida. On November 16, 1996, this transaction was rescinded by the mutual agreement of the Company and the entities/persons which the QuinStone Industries stock was originally acquired, thus canceling any and all remaining obligations to register shares under the original arrangement and terminating any penalties should registration not occur. Simultaneous with this rescission, the Company also transferred back 81,700 shares of Killearn Properties, Inc. (AMEX:KPI) stock to James H. Dahl in exchange for the return of 326,800 shares of Company stock which shares had been acquired during May and August 1996 as explained below.

     During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc.(AMEX "KPI"). KPI is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its Schedule 13D regarding this event on April 25, 1996. In May 1996, PTE proposed a transaction with KPI whereby KPI would exchange certain assets (consisting of the golf course and country club, a newly constructed inn and certain joint venture interests) to KPI's then Chairman of the Board and Chief Executive Officer, for his approximate 42% ownership interest in KPI, or 551,321 shares of KPI voting common stock. In connection with this proposed transaction, PTEK would be required to loan KPI $2 million dollars, which would be used to facilitate the transfer of the assets. During August 1996, PTE acquired approximately 85,950 additional shares of KPI stock, increasing its ownership interest in KPI to approximately 22%. On July 29, 1996, PTE proposed to KPI's Board of Directors that PTEK be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that KPI's board include two additional representatives of PTE. On July 31, 1996, KPI's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between KPI and KPI's Chairman. The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner was named Chairman of the Board of KPI. Additionally, Mark A. Conner, President of the

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 1996
(continued)

Company, was elected to the KPI Board of Directors, and Langdon S. Flowers, Jr., and Robert Maloney, Jr. were named as Directors of KPI. The transaction was completed on November 16, 1996, at which time, PTE's holdings in KPI will be increased to approximately 25.6%.


(3)   Debt

    As a result of the Flowers acquisitions noted above, the Company assumed notes payable in the aggregate approximate amount of $7,000,000, which are secured by the land owned by the three Flowers entities.

    Further, on August 20, 1996, the Company borrowed $875,000 from lenders to finance the acquisition of some land in Tallahassee, which the Company intends to develop.

(4)   Earnings Per Share

   Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent. The weighted number of shares outstanding for the period presented was 13,229,342. This number was achieved after the return of both 750,000 shares of PTE stock to the Company for the rescission of the QuinStone Industries transaction, and 326,800 shares of PTE stock to the Company for the rescission of the purchase of 81,700 shares of KPI stock to James H. Dahl.

(5) Subsequent Events


   On November 1, 1996, J.T. Williams, Jr., President resigned his position and the Board of Killearn Properties, Inc (AMEX:KPI), and named Mark A. Conner as President and Chief Executive Officer. The Company closed the transaction with KPI and Williams on November 16, 1996.












PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On February 12, 1996, Proactive Technologies, Inc. ("PTE")acquired 100% of the outstanding common stock of Capital First Holdings, inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. For financial reporting purposes the transaction is treated as the acquisition of PTEK by Capital First. Accordingly, the historical results of operations and financial position are those of Capital First and include the accounts of PTEK from February 12, 1996. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31.

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. On September 30, 1996, the Company purchased 15% of the remaining Worldwide stock for $7,500.00 from Garat Oates, bringing its ownership percentage to 95%. Included in this report is the September 30, 1996 Balance Sheet of Worldwide and the results of operations from July 1, 1996 to September 30, 1996.

  QuinStone Industries, Inc., ("QuinStone") a manufacturer of synthetic building products, became an 82% owned subsidiary of the Company on September 9, 1996. This transaction was rescinded, however, on November 16, 1996. Consequently, the September 30, 1996 balance sheet of QuinStone Industries and results of operations from September 9, 1996 to September 30, 1996 are not included in this report.


     Results of Operations

Three months ended September 30, 1996 compared to three months ended September 30, 1995.

     Net sales decreased $1,331,000, or 18.16% from the first three months of
1995 to the first three months of 1996.    This decrease is due to several
factors.   First, sales of approximately $550,000.00 from the Golden Eagle
Country Club for membership fees, restaurant sales, and other income were included in the September 30, 1995 figures. The Country Club was sold in
October of 1995 and is no longer an asset of the Company.   Further, September
30, 1995 figures contained condominium sales of $1,500,000.00. Currently, the Company is in a development stage with regard to much of its land assets. Specifically, it is in the process of permitting a new condominium, which it hopes to have available for sale in 1997. Lot sales diminished only slightly, primarily due to a lack of availability in inventory.


     Cost of Sales decreased $2,318,000, or 38.1%, during the three month period ended September 30, 1996, over the same period in 1995, which was due primarily to a gross profit margin of approximately 61% with regard to the sale of the commercial property in the Piney Z for $3,500,000.00. The Company has a 67% ownership in Piney Z, which translates to $2,345,000 in sales and a
basis of $900,000.   Lots sales profit margins remained fairly constant at 20%
to 21% between the three month periods ending September 30, 1996 and 1995. Said profit margin between 19% and 21% is expected to be maintained assuming no great fluctuations in the current interest rates.

     Selling, general, and administrative ("SG&A") expenses decreased $484,000 during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Management attributes this cost decrease to two primary factors: First, for the three months ended September 30, 1995, Golden Eagle Country Club, no longer a part of the Company, had SG&A expenses of approximately $740,000. Remaining SG&A expense was about 3.6% of sales. SG&A for the three months ended September 30, 1996 were about 9.6%, fairly constant with necessary additional professional and other administrative fees associated with being a public corporation.

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

      Liquidity

      Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements.

      The Company intends to concentrate its future efforts on expanding the volume of business of Capital First in Tallahassee and Vero Beach, Florida. The Company's investment in Killearn Properties, Inc. will allow the Company to expand into the Atlanta area. The Company is continuing to explore other possible acquisitions in construction-related industries which will complement its existing businesses, as well as to search out other areas for residential and commercial development in other areas.


Financial Condition


     Total assets increased a net total of $18,813,000 from June 30, 1996 to September 30, 1996; Real estate inventories increased $13,694,000 primarily due to the Flowers acquisitions which brought $ 15,000,000 into the land inventories. Notes receivable increased $3,592,000 from $1,117,000 at June 30, 1996 to $4,709,000 at September 30, 1996. The bulk of this increase is due primarily the following factors: a $2,500,000 one year note from the sale of the Piney Z commercial property; approximately $1,300,000 in notes receivable for the issuance of stock pursuant to warrants to raise capital; and approximately $800,000 was acquired onto the books of the Company from the
Flowers transaction.   Investments increased approximately $269,000 as a
result of the acquisition of additional shares of Killearn Properties, Inc. (AMEX:KPI), bringing its total investment to 21.9% of the total issued and outstanding shares of KPI.

     Total liabilities increased $6,514,000 from June 30, 1996 to September 30, 1996, primarily due to the following factors: The Flowers acquisitions brought an additional $7,000,000 in notes payable to the books of the Company, and there was a net decrease of approximately $1,600,000 in other company notes payable as a result of payment on overall debt; a net increase in income taxes payable of $387,000 to $1,486,000 at September 30, 1996 from $1,099,000 at June 30, 1996; Deferred Compensation payable decreased $120,000 to $439,000 at September 30, 1996 from $559,000 at June 30, 1996 due to a distribution.

      Total Shareholders' equity increased $12,307,000 to $18,675,000 at September 30, 1996 from $6,368,000 at June 30, 1996. The increase was due primarily to the increase in paid in capital as a result of the issuance of common stock upon exercise of warrants as well as the Flowers acquisition.



PART II - OTHER INFORMATION


ITEM 1.  Legal Proceedings



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

ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

     The following reports on Form 8-K or Form 8-K/A were prepared and filed during the quarter ended September 30, 1996:

(1) September 26, 1996: 8-K: The Company engaged Coopers & Lybrand LLP, of Atlanta, Georgia as its new certifying accountant. The engagement was due to the change of the Company's management as a result of the acquisition of Capital First Holdings, Inc. (See Form 8-K filed on February 12, 1996) and the relocation of the Company from Tulsa, Oklahoma to Tallahassee, Florida. The report of the former accountant, Guest & Co., P.C. of Tulsa, Oklahoma, who did the report accompanying the Company's financial statements for the fiscal years ended June 30, 1995 and June 30, 1994 did not contain any adverse opinion or disclaimer of opinion. The Decision of the Company to engage new certifying accountants was approved by the Company's Board of Directors. The Company is not aware of any unresolved disagreements with Guest & Company, P.C., with regard to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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


                                              PROACTIVE TECHNOLOGIES, INC.
                                                      (Registrant)



Date: February 12, 1997                      By:    /s/  Mark A. Conner
                                               Mark A. Conner, President,
                                            and Chief Executive Officer



      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PROACTIVE TECHNOLOGIES, INC
                                                   (Registrant)


Date: February 12, 1997                 By:   /s/  Mark A. Conner
                                            Mark A. Conner, President,
                                           and Chief Executive Officer

13