Form 10QSB
period 1996-10-31
PROACTIVE TECHNOLOGIES INC
filed 1997-02-14
CIK 722839

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
                                   =======                      ======

See Accompanying Notes to Condensed Consolidated Financial Statements

                               Page 4


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                    (000's)
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