Form 10QSB/A
period 1996-12-31
PROACTIVE TECHNOLOGIES INC
filed 1997-03-17
CIK 722839

FORM 10-QSB/A

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             December 31, 1996


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

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes ___X_____   No _________

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of February 1, 1997 was 13,229,342.

    Transitional Small Business Disclosure Format (Check one):Yes ________
      No ___X____







                           PROACTIVE TECHNOLOGIES, INC.
                                Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION

Item 1.(a)  Introduction                                        3

Item 1.(b)  Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance                    4
              December 31, 1996

              Condensed Consolidated Statements of
              Income for the Three Months and Six Months
              Ended December 31, 1996 and 1995                  5

              Condensed Consolidated Statements of
              Cash Flows for the Three Months and Six Months Ended
              December 31, 1996 and 1995                        6

              Notes to Condensed Consolidated Financial
              Statements                                        7


Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       10


PART II   OTHER INFORMATION

Item 1.    Legal Proceedings                                   12

Item 4.    Submission of Matters to a Vote of Security Holders 12

Item 6.    Exhibits and Reports on Form 8-K                    12

SIGNATURE                                                      13

EXHIBIT INDEX                                                  14










Item 1.(a)    Introduction

     As previously reported on February 12, 1996, Proactive Technologies, Inc. ("PTE") acquired 100% of the issued and outstanding common stock of Capital First Holdings, Inc. ("Capital First"). In connection with the preparation and audit of PTE's financial statements for the fiscal year ending June 30, 1996, it was determined that such a transaction was a reverse acquisition, and would be treated, for financial reporting purposes, as the acquisition of PTE by Capital First. Under this treatment as a reverse acquisition, the historical information is that of Capital First. Therefore, this Form 10-QSB for the three months and six months ending December 31, 1996 contains financial information for Capital First for the three months and six months ending December 31, 1995 since comparisons to the three months and six months ending December 31, 1995 reported in Form 10-QSB filed May 17, 1996 (conforming copy) filed on EDGAR on October 12, 1996) are not applicable.

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

     Because of the rescission, no operations of QuinStone Industries are reported in this Form 10-QSB. Additionally, the Company's interest in Killearn Properties, Inc. has been reduced by 81,700, and the weighted number of outstanding shares has been reduced accordingly to account for the return of the above shares from the rescission of the QuinStone agreement and James
H. Dahl KPI agreement.
















              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                       (000's except for outstanding shares)
                                                December 31,
                                                    1996
ASSETS:
Real estate inventories                           $  37,442
Cash and equivalents                                    207
Property and equipment, net                           1,380
Deferred income taxes                                   310
Other assets                                            221
Investments                                           3,197
Notes Receivable                                      5,132
                                                ___________
TOTAL ASSETS                                         47,889
                                              =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable                                        24,444
Accounts payable and accrued expenses                   914
Income taxes payable                                  1,070
Deferred revenue                                      1,462
Deferred compensation payable                           410
Customer deposits                                       639
                                             ______________
Total Liabilities                                    28,937

Minority Interest                                        51
Stockholders' Equity:
Common stock - par value
$.04 per share; authorized
60,000,000 shares; issued
13,229,342                                              529
Paid-in capital                                      16,565
Retained earnings                                     1,807
                                               ____________
      Total Stockholders' Equity                     18,901

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            $  47,889
                                              ============
See Accompanying Notes to Condensed Consolidated Financial Statements






              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
         (In 000's, except for earnings per share and outstanding shares)

                                  Three Months Ended        Six Months Ended
                                      December 31,             December 31,
                                  1996          1995      1996            1995

Net sales                       $ 2,128        $ 6,292    $8,128   $  13,623
Cost of sales                     1,278          4,970     5,047      11,057
Selling, general
    and administrative expenses     345            299       860       1,298
                             __________      _________   _______      ______
Income from operations              505          1,023     2,221       1,268

Other Income (deductions):
   Interest (expense)              (352)          (389)     (717)      (1,316)
   Other income, net                  8            537       115          468
   Minority Interest                 20              0        (1)           0
                             __________       ________     ______    ________
 Income from
  continuing operations
  before income taxes               181          1,171       1,618        420

Income tax  expense                  63            398         474        398
                            ___________        _______     _______     ______

Net income                   $      118        $   773    $  1,144  $      22
                             ==========  ============  =========== ==========

Net income per common
  and common equivalent
  share -  primary and
  fully diluted              $      .01       $   .07    $    .09   $    .002
                            ===========   ===========  =========== ==========
Adjusted shares outstanding
  primary and fully diluted  13,229,342    10,739,405  13,229,342  10,739,405

Dividends Paid                     NONE          NONE         NONE        NONE


See Accompanying Notes to Condensed Consolidated Financial Statements






                 PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED) (In 000's)
                                               Six months ended
                                                   December 31,
                                                 1996             1995


Net Cash provided by operating activities      $  (938)        $  2,146
                                           ____________        ________

Cash Flows from Investing Activities:
   Distribution from real estate ventures            32               0
   Investment in real estate ventures                (5)              0
   Purchase of investments in equity securities     (76)              0
   Purchase of property and equipment                (5)             (1)
                                            ____________         _______
Net Cash used in investing activities              ( 54)             (1)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants        1,119               0
   Proceeds from issuance of notes payable         3,183           9,249
   Repayments of amounts borrowed                 (3,257)        (12,089)
                                            ____________        _________

Net Cash provided by (used by) financing
   activities                                      1,045         ( 2,840)
                                           _____________        _________
Net Increase (Decrease) in Cash
   and Cash Equivalents                               53           ( 695)
                                           _____________     ____________

Cash and Cash Equivalents, Beginning of Period       154              988
                                           _____________     ____________

Cash and Cash Equivalents, End of Period     $       207          $   293
                                            ============     ============








See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months and Six Months Ended December 31, 1996


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

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted
pursuant to such rules and regulations.   The information furnished reflects,
in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-KA for the year ended December 31, 1995, and the Company's Form 10-KSB for the six months ended June 30, 1996, and Form 10-QSB/A for the three months ended September 30, 1996 (filed by EDGAR on February 12, 1997). A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.


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

     During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc.(AMEX "KPI"). KPI is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its Schedule 13D regarding this event on April 25, 1996. In May 1996, PTE proposed a transaction with KPI whereby KPI would exchange certain assets (consisting of the golf course and country club, a newly constructed inn and certain joint venture interests) to KPI's then Chairman of the Board and Chief Executive Officer, for his approximate 42% ownership interest in KPI, or 551,321 shares of KPI voting common stock. In connection with this proposed transaction, PTE would be required to loan KPI $2 million dollars, which would be used to facilitate the transfer of the assets. During August 1996, PTE acquired approximately 85,950 additional shares of KPI stock, increasing its ownership interest in KPI to approximately 22%. On July 29, 1996, PTE proposed to KPI's Board of Directors that PTE be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that KPI's board include two additional representatives of PTE. On July 31, 1996, KPI's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between KPI and KPI's Chairman. The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner was named Chairman of the Board of KPI. Additionally, Mark A. Conner, President of the Company, was elected to the KPI Board of Directors, and Langdon S. Flowers, Jr., and Robert E. Maloney, Jr. were named as Directors of KPI. On November 1, 1996, J.T. Williams, Jr., President, resigned his position and the Borad of Killearn Properties, Inc. (AMEX:KPI) named Mark A. Conner as President and Chief Executive Officer. The transaction was completed on November 16, 1996, at which time, PTE's holdings in KPI will be increased to approximately 25.6%.

(3)   Debt

    As a result of the Flowers acquisitions noted above, the Company assumed notes payable in the aggregate approximate amount of $7,000,000, which are secured by the land owned by the three Flowers entities.

    Further, on December 6, 1996, the Company borrowed $600,000 to develop Golden Eagle Phase VI; on October 28, 1996, the Company borrowed $170,000 from lenders to finance the acquisition of some land between Tallahassee and Havana, Florida, which the Company intends to develop. Lastly, on October 10, 1996, the Company borrowed $150,000 from lenders to finance the acquisition of
43.3 acres in Tallahassee, which the Company also intends to develop.

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































PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On February 12, 1996, Proactive Technologies, Inc. ("PTE")acquired 100% of the outstanding common stock of Capital First Holdings, inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. For financial reporting purposes the transaction is treated as the acquisition of PTE by Capital First. Accordingly, the historical results of operations and financial position are those of Capital First and include the accounts of PTE from February 12, 1996. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31.

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. On September 30, 1996, the Company purchased 15% of the remaining Worldwide stock from Garat Oates, bringing its ownership percentage to 95%. Included in this report is the December 31, 1996 Balance Sheet of Worldwide and the results of operations from October 1, 1996 to December 31, 1996.

       QuinStone Industries, Inc., ("QuinStone") a manufacturer of synthetic building products, became an 82% owned subsidiary of the Company on September 9, 1996. This transaction was rescinded, however, on November 16, 1996. Consequently, the December 31, 1996 balance sheet of QuinStone and results of operations from October 1, 1996 to December 31, 1996 are not included in this report.

     Results of Operations

     Net sales decreased approximately $4,164,000, (66%) during the current three month period and $5,495,000 (40.3%) during the current six month period compared to the same period a year ago. The decrease in the current three month period is due to the inclusion of $400,000 in condominium sales in the three month period ending December 31, 1995 with no corresponding income in the current three month period due to the completion of the project. Further, real estate market conditions were generally down in the southeastern United States, and specifically in the northern Florida, both in the first and second quarter, resulting in a decline in overall general sales.

     Cost of sales, as a percentage of sales, was 60.0% for the current three month period and 78.9% for the same period a year ago. The cost of land sold for the current six month period decreased to 62.1% as compared to 81.2% for the same period a year ago. This increase in profit margin on net sales was primarily due to the sale of commercial property during the first three months of this fiscal year which had a gross profit margin of approximately 61%, as well as several residential lots during the current quarter, both of which contained an abnormally low basis. Profit margins between 19% and 24% are expected to be maintained assuming no great fluctuations in the current interest rates.

     Selling, general, and administrative ("SG&A") expenses increased $46,000, during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Management attributes this cost increase to the addition of new salaried employees with the Company in sales and research. SG&A decreased $438,000 for the six months ended December 31, 1996 as compared to that same period one year ago, primarily due to an SG&A expense of approximately $740,000 in the first quarter last year, which was attributable to Golden Eagle Country Club, which is no longer a part of the Company. Remaining SG&A was about 4% of sales. SG&A for the six months ended December 31, 1996 was about 10.6% of sales, fairly constant with necessary additional professional and other administrative fees associated with being a public corporation.

      Interest expense decreased $37,000 or 9.5% for the three months ended December 31, 1996 as compared to the three months ended December 31, 1995. Interest expense for the six months ended December 31, 1996 decreased $599,000 over the same six month period in 1995, primarily due to the capitalization of interest due to the development of the raw land inventory in accordance with Financial Accounting Standards Board Statement 34 relating to interest.

     Other income was down $529,000 for the three months ended December 31, 1996 compared to that same period in 1995. This decrease was primarily due to a timber sale revenue of approximately $224,000, a gain of $130,000 during a condominium sale involving the restructure of some Company debt, and several smaller infrequent occurrences in 1995.


      Liquidity

      Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements.

      The Company intends to concentrate its future efforts on expanding the volume of business in Tallahassee and Vero Beach. The Company's investment in Killearn Properties, Inc. will allow the Company to expand into the Atlanta area. The Company is continuing to explore other possible acquisitions which will complement its existing businesses, as well as to search out other areas for residential and commercial development in other geographic areas.

Financial Condition


     Total assets increased a net total of $19,423,000 from June 30, 1996 to December 31, 1996; Real estate inventories increased $14,951,000 primarily due to the Flowers acquisitions which brought $ 15,000,000 into the land inventories. Notes receivable increased $4,015,000 from $1,117,000 at June 30, 1996 to $4,628,000 at December 31, 1996. The bulk of this increase is due primarily the following factors: a $2,500,000 one year note from the sale of the Piney Z commercial property; approximately $1,300,000 in notes receivable for the issuance of stock pursuant to warrants to raise capital; and approximately $800,000 was acquired as a part of the Flowers transaction. Investments increased approximately $483,000 as a result of the acquisition of additional shares of Killearn Properties, Inc. (AMEX:KPI), bringing its total investment to 25.6% of the total issued and outstanding shares of KPI.

     Total liabilities increased $7,006,000 from June 30, 1996 to December 31, 1996, primarily due to the following factors: The Flowers acquisitions brought an additional $7,000,000 in notes payable to the books of the Company; a net decrease of approximately $1,600,000 in notes payable as a result of payment on overall debt; and deferred compensation payable decreased $149,000 to $410,000 at December 31, 1996 from $559,000 at June 30, 1996 due to a distribution.

      Total Shareholders' equity increased $12,425,000 to $18,793,000 at December 31, 1996 from $6,368,000 at June 30, 1996. The increase was due primarily to the increase in paid in capital as a result of the issuance of common stock upon exercise of warrants as well as the Flowers acquisition.

      Management hopes to continue its residential development business in Florida and Georgia state, and will continue to look explore other possible acquisitions to complement its existing businesses.


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

        (b)  Reports on Form 8-K:  None











SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PROACTIVE TECHNOLOGIES, INC.
                                                      (Registrant)


Date: March 17, 1997                          By:   /s/  Mark A. Conner
                                              Mark A. Conner, President,
                                            and Chief Executive Officer





































EXHIBIT INDEX


                Exhibit No.            Description               Page No.

                    27          Financial Data Schedule             16

13