Form 10QSB
period 1997-03-31
PROACTIVE TECHNOLOGIES INC
filed 1997-05-15
CIK 722839

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             March 31, 1997


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

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of May 1, 1997 was 18,448,718.

    Transitional Small Business Disclosure Format (Check one):Yes ________
      No ___X____







                           PROACTIVE TECHNOLOGIES, INC.
                                Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION

Item 1.(a)  Introduction                                        3

Item 1.(b)  Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance                    4
              March 31, 1997

              Condensed Consolidated Statements of
              Income for the Three Months and Nine Months
              Ended March 31, 1997 and 1996                     5

              Condensed Consolidated Statements of
              Cash Flows for the Three Months and Nine Months Ended
              March 31, 1997 and 1996                           6

              Notes to Condensed Consolidated Financial
              Statements                                        7


Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                       10


PART II   OTHER INFORMATION

Item 1.    Legal Proceedings                                   12

Item 4.    Submission of Matters to a Vote of Security Holders 12

Item 6.    Exhibits and Reports on Form 8-K                    12

SIGNATURE                                                      13

EXHIBIT INDEX                                                  14










Item 1.(a)    Introduction

     As previously reported on February 12, 1996, Proactive Technologies, Inc. ("PTE") acquired 100% of the issued and outstanding common stock of Capital First Holdings, Inc. ("Capital First"). In connection with the preparation and audit of PTE's financial statements for the fiscal year ending June 30, 1996, it was determined that such a transaction was a reverse acquisition, and would be treated, for financial reporting purposes, as the acquisition of PTE by Capital First. Under this treatment as a reverse acquisition, the historical information is that of Capital First. Therefore, this Form 10-QSB for the three months and nine months ending March 31, 1997 contains financial information for Capital First for the three months and nine months ending March 31, 1996.







































              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                       (000's except for outstanding shares)
                                                  March 31,
                                                    1997
ASSETS:
Real estate inventories                           $  37,731
Cash and equivalents                                    159
Property and equipment, net                           1,077
Deferred income taxes                                   310
Other assets                                            222
Investments                                           3,070
Notes Receivable                                      5,375
                                                ___________
TOTAL ASSETS                                         47,944
                                              =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Notes payable                                        24,017
Accounts payable and accrued expenses                 1,168
Income taxes payable                                  1,083
Deferred revenue                                      1,467
Deferred compensation payable                           408
Customer deposits                                       427
                                             ______________
Total Liabilities                                    28,570

Minority Interest                                        12
Stockholders' Equity:
Common stock - par value
$.04 per share; authorized
60,000,000 shares; issued
18,448,718                                              738
Paid-in capital                                      17,085
Retained earnings                                     1,539
                                               ____________
      Total Stockholders' Equity                     19,374

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                            $  47,944
                                              ============
See Accompanying Notes to Condensed Consolidated Financial Statements






              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                    (UNAUDITED)
         (In 000's, except for earnings per share and outstanding shares)

                                  Three Months Ended        Nine Months Ended
                                      March 31,             March 31,
                                  1997          1996      1997            1996

Net sales                       $ 3,601        $ 4,163   $11,729   $  17,786
Cost of sales                     2,831          3,361     7,878      14,418
Selling, general
    and administrative expenses     488            500     1,348       1,798
                             __________      _________   _______      ______
Income from operations              282            302     2,503       1,570

Other Income (deductions):
   Interest (expense)              ( 62)          (396)     (779)      (1,712)
   Other income (expense), net     ( 48)            (7)       67          461
   Minority Interest                  1              7         0            7
                             __________       ________     ______    ________
 Income from
  continuing operations
  before income taxes               173            (94)     1,791        326

Income tax  expense                  65             20        539        418
                            ___________        _______    _______     ______

Net income                   $      108        $  (114)   $ 1,252  $     (92)
                             ==========    ============  ========== ==========

Net income per common
  and common equivalent
  share -  primary and
  fully diluted              $      .01        $  (.01)   $   .08  $    (.01)
                            ===========     =========== =========== ==========
Adjusted shares outstanding
  primary and fully diluted  16,441,505      8,164,912   15,971,484 11,541,199

Dividends Paid                     NONE          NONE         NONE        NONE




See Accompanying Notes to Condensed Consolidated Financial Statements





                 PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (In 000's)
                                                   Nine Months Ended
                                                       March 31
                                                 1997             1996


Net Cash provided by operating activities    $   (1,676)        $  2,958
                                             ____________       ________

Cash Flows from Investing Activities:
   Distribution from real estate ventures            32               0
   Investment in real estate ventures                (5)            120
   Purchase of investments in equity securities    (650)           (325)
   Purchase of property and equipment              (794)             (1)
                                            ____________         _______
Net Cash used in investing activities            (1,417)           (206)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants        1,119               0
   Proceeds from issuance of notes payable         4,085          10,399
   Repayments of amounts borrowed                 (2,106)        (13,989)
                                            ____________        _________

Net Cash provided by (used by) financing
   activities                                      3,098         ( 3,590)
                                           _____________        _________
Net Increase (Decrease) in Cash
   and Cash Equivalents                                5            (838)
                                           _____________     ____________

Cash and Cash Equivalents, Beginning of Period       154             988
                                           _____________     ____________

Cash and Cash Equivalents, End of Period     $       159         $   150
                                            ============     ============








See Accompanying Notes to Condensed Consolidated Financial Statements

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months and Nine Months Ended March 31, 1997

(1)   Basis of Financial Presentation

      On February 12, 1996, Proactive Technologies, Inc. ("PTE" or the "Company") acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. The acquisition was accomplished through the issuance of approximately 8,559,000 shares of PTE stock which represented approximately 80% of the voting stock of PTE immediately after the transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Capital First with Capital First as the acquirer. The historical financial statements prior to February 12, 1996 are those of Capital First. As a result of the acquisition, Capital First effectively changed its accounting year end to June 30 from December 31. Capital First is a developer of residential subdivisions with its principal operations in Tallahassee, Florida.

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted
pursuant to such rules and regulations.   The information furnished reflects,
in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-KA for the year ended December 31, 1995, and the Company's Form 10-KSB for the six months ended June 30, 1996, and Form 10-QSB/A for the three months ended December 31, 1996 (filed by EDGAR on March 17, 1997). A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

(2)   Acquisitions

      Effective August 12, 1996, the Company acquired all of the voting common stock of Flowers Properties, Inc., Highland Properties, Construction Company, Inc., and Barrier Dunes Development Corporation in exchange for approximately 2,565,000 shares of PTE common stock with a stated value of $3.50 per share. Under the agreement, the number of shares was to be adjusted in the event the quoted market price of the shares at December 31, 1996 was less than $3.50 per share. Subsequently, the Company has amended this Agreement with the final resolution as to the number of shares issued (See Subsequent Events). The purchased corporations operations principally consist of land development in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations has been added to the land inventory of the Company. This acquisition will be accounted for under the purchase method of accounting.

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

     During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc.(AMEX "KPI"). KPI is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its Schedule 13D regarding this event on April 25, 1996. In May 1996, PTE proposed a transaction with KPI whereby KPI would exchange certain assets (consisting of the golf course and country club, a newly constructed inn and certain joint venture interests) to KPI's then Chairman of the Board and Chief Executive Officer, for his approximate 42% ownership interest in KPI, or 551,321 shares of KPI voting common stock. In connection with this proposed transaction, PTE would be required to loan KPI $2 million dollars, which would be used to facilitate the transfer of the assets. During August 1996, PTE acquired approximately 85,950 additional shares of KPI stock, increasing its ownership interest in KPI to approximately 22%. On July 29, 1996, PTE proposed to KPI's Board of Directors that PTE be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that KPI's board include two additional representatives of PTE. On July 31, 1996, KPI's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between KPI and KPI's Chairman. The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner was named Chairman of the Board of KPI. Additionally, Mark A. Conner, President of the Company, was elected to the KPI Board of Directors, and Langdon S. Flowers, Jr., and Robert E. Maloney, Jr. were named as Directors of KPI. On November 1, 1996, J.T. Williams, Jr., President, resigned his position and the Board of Killearn Properties, Inc. (AMEX:KPI) named Mark A. Conner as President and Chief Executive Officer. The transaction was completed on November 16, 1996, at which time, PTE's holdings in KPI were increased to approximately 25.6%.




(3)   Debt

    As a result of the Flowers acquisitions noted above, the Company assumed notes payable in the aggregate approximate amount of $7 million, which are secured by the land, developed lots and buildings owned by the three Flowers entities.

    Further, on January 1, 1997, the Company extended it's $250,000 note to Langdon S. Flowers, Jr., one of it's directors, for the purpose of paying off a stock balance margin account used for the acquisition of the initial shares of Killearn Properties, Inc. (AMEX:KPI). Additionally, the company borrowed $720,000 for the development land and refinanced a house for $182,300 during the current three month period.

(4)   Earnings Per Share

   Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent: The weighted number of shares outstanding was 16,441,505 for the three month period presented, 15,971,484 for the nine month period presented. This number was achieved after the return of both 750,000 shares of PTE stock to the Company for the rescission of the QuinStone Industries transaction, and 326,800 shares of PTE stock to the Company for the rescission of the purchase of 81,700 shares of KPI stock to James H. Dahl. Additionally, 200,000 shares of the Company's stock was issued to J. T. Williams, Jr. for his interest in the Piney-Z, Ltd. and Apalachee Partners, Ltd. Partnerships. The Company issued 10,000 shares to Daniel D. Dinur and Carol Clark for professional services. Lastly, 2,565,000 shares were issued on the original Flowers acquisition for all of the stock in the three Flowers entities. The agreement called for additional shares to be issued in the event the average per share stock price for the last ten trading days prior to December 31, 1996 was below $3.50 per share. The Company has come to a final resolution of the total shares in April 1997; see Subsequent Events for further detail.

(5)   Subsequent Events

   On November 1, 1996, J. T. Williams, Jr., then president of Killearn Properties, Inc. (AMEX:KPI), resigned his position and the Board of Directors of KPI, named Mark A. Conner as President and Chief Executive Officer. The company closed the transaction with KPI and Williams on November 16. 1996.

  On April 3, 1997, the Board of Directors met and appointed four persons to the remaining five positions available on the company's Board of Directors:
James A. Preiss, the company's CEO, Ben S. Branch, Marshall R. Cassedy, Jr., and Langdon S. Flowers, Jr., were all named to the Board of Directors.

   Also on April 3, 1997 the Company and the Flowers group agreed upon the final number of shares to be issued for the three corporations known as the Flowers entities. By mutual agreement between the parties, it was decided that the number of shares to be paid for the entities would be 4.5 million shares as follows: Highlands Properties Construction Company, Inc. - 3,200,000 shares; Flowers Properties, Inc. - 800,000 shares; and Barrier Dunes Development Corporation - 500,000 shares.

   On April 21, 1997 the Company's Board of Directors resolved to changed the Company's fiscal year end from June 30 to April 30.


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

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. On September 30, 1996, the Company purchased 15% of the remaining Worldwide stock from Garat Oates, bringing its ownership percentage to 95%. On January 1, 1997, the Company discontinued the working operations of Decocrete Worldwide, inc. and attempting to sell it to interested buyers in the Tampa, Florida area.

       QuinStone Industries, Inc., ("QuinStone") a manufacturer of synthetic building products, became an 82% owned subsidiary of the Company on September 9, 1996. This transaction was rescinded, however, on November 16, 1996. Consequently, the March 31, 1997 balance sheet of QuinStone and results of operations from are not included in this report.

     Results of Operations

     Net sales decreased approximately $562,000 (13.5%) during the current three month period and $6,057,000 (34.1%) during the current nine month period compared to the same period a year ago. Real estate market conditions were generally down in the southeastern United States, and specifically in the northern Florida, both in the first and second quarter, resulting in a decline in overall general sales.

     Cost of sales, as a percentage of sales, was 78.6% for the current three month period and 80.7% for the same period a year ago. The cost of land sold for the current nine month period decreased to 67.2% as compared to 81.1% for the same period a year ago. This increase in profit margin on net sales was primarily due to the sale of commercial property during the first three months of this fiscal year which had a gross profit margin of approximately 61%, as well as several residential lots during the second quarter, both of which contained an abnormally low basis. Profit margins between 19% and 24% are expected to be maintained assuming no great fluctuations in the current interest rates.

     Selling, general, and administrative ("SG&A") expenses increased $12,000, during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. Management attributes this cost increase to the addition of the new CEO with the Company in sales and research.
SG&A decreased $450,000 for the nine months ended March 31, 1997 as compared to that same period one year ago, primarily due to an SG&A expense of approximately $740,000 in the first quarter last year attributable to Golden Eagle Country Club, which is no longer a part of the Company. SG&A for the nine months ended March 31, 1997 was about 11.5% of sales, fairly constant with necessary additional professional and other administrative fees associated with being a public corporation.

      Interest expense decreased $334,000 or 84% for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.
Interest expense for the nine months ended March 31, 1997 decreased $933,000 over the same nine month period in 1996. These decreases are primarily due to the capitalization of interest due to the development of the raw land inventory in accordance with Financial Accounting Standards Board Statement 34 relating to interest.

     Other income was down $394,000 for the nine months ended March 31, 1997 compared to that same period in 1996. This decrease was primarily due to a timber sale revenue of approximately $224,000, a gain of $130,000 during a condominium sale involving the restructure of some Company debt, and several smaller infrequent occurrences in 1996.


      Liquidity

      Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements.

      The Company intends to concentrate its future efforts on expanding the volume of it's real estate business in Tallahassee and implementing its sales and marketing techniques with the Flowers properties. The Company's investment in Killearn Properties, Inc. will allow the Company to expand into the Atlanta area. The Company is continuing to explore other possible acquisitions which will complement its existing businesses, as well as to search out other areas for residential and commercial development in other geographic areas.




Financial Condition


     Total assets increased a net total of $19,478,000 from June 30, 1996 to March 31, 1997; Real estate inventories increased $15,239,000 primarily due to the Flowers acquisitions which brought $15,000,000 into the land inventories, developed lots and buildings. Notes receivable increased $4,258,000 due primarily to the following factors: a $2,500,000 one year note from the sale of the Piney Z commercial property; approximately $1,300,000 in notes receivable for the issuance of stock pursuant to warrants to raise capital; the sale of Keystone Laboratories for $1,500,000 which resulted in a note receivable of $1,250,000; and approximately $800,000 was acquired as a part of the Flowers transaction. Investments increased approximately $650,000 as a result of the acquisition of additional shares of Killearn Properties, Inc. (AMEX:KPI), bringing its total investment to 25.6% of the total issued and outstanding shares of KPI.

     Total liabilities increased $6,532,000 from June 30, 1996 to March 31, 1997, primarily due to the Flowers acquisitions bringing an additional $7,000,000 in debt less the Company's payment of approximately $2,106,000 on notes payable.

      Total Shareholders' equity increased $13,005,000 during the current nine month period. The increase was due primarily to the increase in paid in capital as a result of the issuance of common stock upon exercise of warrants as well as the Flowers acquisition.

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


ITEM 6.  Exhibits and Reports on Form 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:  None

   The following reports on Form 8-K or Form 8-K/A were prepared and filed during the quarter ended March 31, 1997:

  (1)May 6, 1997: 8-K: On April 21, 1997, the Board of Directors approved the change of the fiscal year end from June 30 to April 30. The company intends to file a form 10-KSB for the transition period of July 1, 1996 to April 30, 1997.


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


                                              PROACTIVE TECHNOLOGIES, INC.
                                                      (Registrant)


Date: March 17, 1997                          By:   /s/  Mark A. Conner
                                              Mark A. Conner, President































EXHIBIT INDEX


                Exhibit No.            Description               Page No.

                    27          Financial Data Schedule             15

6