Form 10KSB
period 1997-06-30
PROACTIVE TECHNOLOGIES INC
filed 1997-10-15
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-KSB
           Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
              For the Fiscal Year Ended June 30, 1997
                    Commission File Number 1-8662

                     PROACTIVE TECHNOLOGIES, INC.
               formerly KEYSTONE MEDICAL CORPORATION)
     (Exact name of registrant as specified in its charter)


Delaware                                 23-2265039
(State of Incorporation)                (IRS Employer Identification No.)

                         7118 Beech Ridge Trail
                     Tallahassee,  Florida   32312
               (Address of Principal Executive Offices)

                           (850) 668-8500
     (Registrant's telephone number, including area code)

    Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

 Title of Class                     Name of each Exchange on which registered:
   Common Stock, par value $0.04             American Stock Exchange

 Securities Registered Pursuant to Section 12(g) of the Securities Exchange
Act of 1934:   NONE

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                         Yes   X     No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any
amendment to this Form 10-KSB.  (   )

The Registrant's revenues for its most recent fiscal year (twelve months ending June 30, 1997) $17,566,977.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days:
As of September 30, 1997, $3,564,589.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.       Yes  _X__ No
  The number of shares outstanding of the Registrant's Common Stock as of September 23, 1997: 18,151,918.

Transitional Small Business Disclosure Format:
                     Yes            No     X





                         TABLE OF CONTENTS

                              PART I
                                                                       Page
ITEM 1.    Description of Business                                      4

             General                                                    4

             Acquisitions and Dispositions Not in the
             Ordinary Course of Business                                5

ITEM 2.    Properties                                                  10

            Acquisitions and Dispositions Not in the Ordinary Course
                   Of  Business                                        10

             Real Estate Operations - Materially Important Properties  10

             Real Estate Operations - Other Properties                 10

             Financing and Lines of Credit                             13

             Policies with Respect to certain Activities               14

             Description of the Real Estate Development Business       15

             Government Regulation and Environmental Matters           17

             Warranty Bonds and Other Obligations                      17

             Competition                                               17

             Warranties and Other Obligations                          18

             Description of Markets                                    18

             Other Real Estate Investments                             20

             Employees                                                 20


ITEM 3.    Legal Proceedings                                           20

ITEM 4.    Submission of Matters to a Vote
           Of Security Holders                                         21

                             PART II

ITEM 5.    Market for Registrant's Common Stock and
           Related Shareholder Matters                                 22

ITEM 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               22

ITEM 7.    Financial Statements and Supplementary Data                 25

ITEM 8.    Changes in and Disagreements With Accountants
           On Accounting and Financial Disclosure                      47

                             PART III

ITEM 9.    Directors, Executive Officers, and Control
           Persons of the Registrant                                   47

ITEM 10.   Executive Compensation                                      48

ITEM 11.   Security Ownership of Certain Beneficial Owners
           and Management                                              49

ITEM 12.   Certain relationships and Related Transactions              50

ITEM 13.   Exhibits and Reports on Form 8-K                            50
      PART I

Item 1.     Description of Business.

General

     Proactive Technologies, Inc. ("PTE" or the "Company") was organized as a Delaware corporation in 1982 and has been primarily a holding company. Historically, the Company's two subsidiaries were Keystone Laboratories, Inc. ("Keystone") and Proactive Solutions, Inc. ("Proactive Solutions"), respectively. Keystone operated a drug screening and confirmatory drug testing lab. Proactive Solutions was in the development stage of developing computer software for business management systems. As of June 30, 1996, the Company no longer owned these subsidiaries.

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

    As described more fully below (see "ACQUISITIONS AND DISPOSITIONS NOT
IN THE ORDINARY COURSE OF BUSINESS"), on February 12, 1996, PTE acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") through the issuance of 8,559,077 shares of PTE common stock, which represented approximately 80% of the voting shares of PTE immediately after the transaction. For accounting purposes, the acquisition of Capital First by PTE has been treated as a recapitalization of Capital First with Capital First as the acquiror (a "reverse acquisition"). As a result, the Company's financial statements included herein, with respect to periods before February 12, 1996, reflect the results of operations of Capital First.

    After the reverse acquisition was completed, PTE determined that the drug screening business of Keystone was inconsistent with the long-term business objectives of Capital First. As a result, PTE decided to sell or otherwise dispose of its interest in Keystone. On June 29, 1996, the Company entered into an agreement to sell all of its stock in Keystone to Clark Capital Corp., Richard T. Clark, Jr., Joel C. Holt, and G. David Gordon
(the "Clark Group"). The Clark Group is composed of former officers or shareholders of the Company. The purchase price under the agreement was $1,500,000, such amount payable in shares of PTE common stock, using an assigned value of $3.50 per share, or, at the option of the Clark Group, cash.

    Under the agreement, approximately $250,000 of the purchase price was due at closing with the remainder due on or before December 31, 1997, extended from July 31, 1997, such remainder bearing interest at the rate of 8% per annum; such interest, also at the option of the Clark Group, may be payable in PTE stock. On July 28, 1996, the Company received approximately
72,000 shares of PTE common stock towards the purchase price, and anticipates it will receive its common stock for the remaining purchase price and interest.

     As a result of the dispositions of Keystone and Proactive Solutions and the acquisitions described below, as of June 30, 1997, the Company was a holding company conducting, through subsidiaries, the development of residential real estate.

    On September 1, 1995, the Company, along with its two subsidiaries at that date, Keystone and Proactive Solutions, filed a petition under Chapter
11 of the U.S. Bankruptcy Code for voluntary bankruptcy in the United
States Bankruptcy Court for the Northern District of Oklahoma (the
"Court"). Although the Court dismissed the separate petition of Keystone Labs, the Company and Proactive Solutions were placed under the Court's protection. On November 21, 1995, the Court confirmed the Equity
Securities Holders' Plan of Reorganization (the "Plan"). Pursuant to the Plan, most of the Company's creditors were paid in December 1995 by issuing to them shares of the Company's common stock. The Company's remaining creditors were paid in January 1996. Also pursuant to the Plan, certain classes of the Company's stockholders received warrants entitling them to purchase the Company's common stock at $2.00 per share (after a 4-for-1 reverse stock split) in exchange for the release of their respective claims against the Company. All unexercised warrants expired prior to June 30, 1997. Pursuant to the Plan, as of June 30, 1997, approximately 2,105,000 warrants were exercised and the Company received approximately $4,109,000 in cash and receivables. Also, as of June 30, 1997, the Company completed all requirements of the bankruptcy court.

ACQUISITIONS AND DISPOSITIONS NOT IN THE ORDINARY COURSE OF BUSINESS

Real Estate Development-Completed Acquisitions

Capital First Holdings, Inc.

     Capital First Holdings, Inc. ("Capital First"), was organized as a
Florida corporation in 1994, and is engaged primarily in the design, development and sales of single-family subdivisions in Tallahassee
(Leon County), Florida. In addition, Capital First is the developer of condominium projects in Vero Beach, Florida. On February 12,
1996, the Company acquired all of the issued and outstanding shares of common stock of Capital First from Mark A. Conner
("Conner") in exchange for 8,559,077 of newly issued shares of the Company's common stock. For accounting purposes, the transaction has been treated as a reverse acquisition. After the reverse acquisition by Capital First, Conner was appointed to the Company's Board of Directors and elected its President and Chief Executive Officer. In connection with the acquisition, Conner entered into a five-year employment agreement.

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

     By August 1996, the Company had acquired an additional 199,750 shares of Killearn common stock in three separate transactions with Killearn shareholders. In each such purchase, for each share of Killearn common stock acquired, the Company issued four shares of its common stock to the respective seller. The 798,200 shares of the Company's common stock issued in these transactions were valued, based on the relevant closing bid prices of the common stock on the American Stock Exchange, at approximately $1,824,000. In connection with one such acquisition, whereby the Company issued 139,600 shares to James H. Dahl, IRA, 80,000 shares to James H. Dahl and Georgia P. Dahl, JTWROS, and 107,200 shares to Rock
Creek Partners, Ltd., the Company agreed to register the shares of its common stock issued to the sellers under the Securities Act of 1933 (the "1933 Act") on or before July 31, 1997. In case such shares were not so registered, the Company would have been required to issue to the sellers an additional 98,040 shares of its common stock. As a result of these acquisitions, as of August 1996, the Company owned approximately 21.9% of the total number of issued and outstanding shares of Killearn's common stock. On November 16, 1996, the Company and James H. Dahl rescinded their August agreement and the Company received back 326,800 shares of its stock in return for 81,700 shares of Killearn Properties, Inc. voting common stock.

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

    Taking into account that on November 12, 1996, the Dahl Group and the Company rescinded its stock exchange from August, 1996, PTE's interest in Killearn's outstanding common stock increased to approximately 28.26%.

    In addition, on July 29, 1996, PTE delivered a letter to Killearn's Board of Directors proposing that PTE and Killearn enter into an agreement under which PTE will provide sales personnel, training and techniques, and other management assistance to Killearn in order to increase Killearn's sales of residential lots. Since August 1, 1996, Killearn and PTE have been operating under an informal arrangement for such assistance. On March 10. 1997, Killearn's Board of Directors made a proposal to pay PTE $12,500.00 per month for the services of PTE's sales personnel, retroactive to July 1, 1996.

     Flowers Entities
    In August 1996, the Company agreed to acquire the stock of three separate corporations (the "Flowers Entities") from groups controlled by Langdon S. Flowers, Jr. ("Flowers"): Highland Properties Construction Co., Inc., a Georgia corporation ("Highland"), Flowers Properties, Inc., a Georgia corporation ("Flowers Properties"), and Barrier Dunes Development
Corporation, a Florida corporation ("Barrier Dunes") for 2,000,000,
350,000, and 200,000 shares of voting common stock of the Company, respectively.

     In connection with the Company's acquisition of the stock of the Flowers Entities, the Company also agreed to issue additional shares of the Company's common stock to the respective sellers if the average closing price of the Company's common stock for the last ten trading days prior to December 31, 1996, does not equal at least $3.50 per share. Based on the $3.50 per share price guarantee, the aggregate proposed purchase price for the stock of all of the Flowers Entities was estimated to be $8,977,503. The Company also agreed to appoint Flowers to its Board of Directors.

     Subsequently, in February, 1997, the Company renegotiated said previous agreement such that Highland was purchased for a total of 3,200,000 shares; Flowers Properties, Inc. was purchased for 800,000 total shares; and Barrier Dunes was purchased for a total of 500,000 shares. The renegotiated price was approved by the Company's Board on April 10, 1997.

     Highland owns 626 acres of undeveloped land in Albany, Georgia.
When developed, this land should yield approximately 661 single-family lots of approximately .75 acres each. Highland expects to offer these lots for sale at prices between $15,000 and $28,000. On August 13, 1996, the Company agreed to purchase all of the outstanding stock of Highland from Flowers and George McIntosh (the "Sellers"), in exchange for 1,050,378 shares of the Company's common stock issuable to Flowers and 864,623 shares of the Company's common stock issuable to George McIntosh. Further, the Company agreed to issue additional stock in the event that the average trading price of the stock for the ten trading days prior to December 31, 1996 to bring the purchase price equivalent to $3.50 per share.
The average per share trading price for the ten days prior to December 31, 1996 was $1.44 per share. On February 13, 1997, the agreement was amended to pay a total of 3,200,000 shares for Highland. In connection with its acquisition of Highland's common stock, the Company agreed to pay a selling commission of $1,000 per lot sold to two entities controlled by the Sellers with respect to each lot on the 626 acres that Highland develops and sells.

     Flowers Properties owns 286 acres of undeveloped land in Thomasville (Thomas County), Georgia. When developed, this land should yield approximately 450 single-family lots of approximately
 .50 acre each. Flowers Properties expects to offer these lots for sale at prices between $15,000 and $40,000. On August 12, 1996, the Company agreed to purchase all of the outstanding stock of Flowers Properties from Flowers and Langdon S. Flowers, Sr. and certain other persons related to Flowers (the "Flowers Group"), in exchange for 350,000 shares of the Company's common stock. Further, the Company agreed to issue additional stock in the event that the average trading price of the stock for the ten trading days prior to December 31, 1996 to bring the purchase price equivalent to $3.50 per share. The average per share trading price for the ten days prior to December 31, 1996 was $1.44 per share. On February 6, 1997, the agreement was amended to pay a total of 800,000 shares for Flowers Properties.

     Barrier Dunes owns a 30-acre parcel of partially developed land in
Cape San Blas, Florida.  On August 12, 1996, the Company agreed to purchase all of the stock of Barrier Dunes from Flowers and Langdon S. Flowers, Sr., in exchange for 150,660 shares of the Company's common stock to Flowers and 149,340 shares of the Company's
common stock to Langdon S. Flowers, Sr.  In connection with its acquisition of Barrier Dune's common stock, the Company agreed to indemnify Flowers with regard to any payments he might have to make as a guarantor with respect to a $2,145,653 promissory note from
Barrier Dunes to NationsBank, N.A., and to pay Flowers a guaranty fee. Further, the Company agreed to issue additional stock in the event that the average trading price of the stock for the ten trading days prior to
December 31, 1996 to bring the purchase price equivalent to  $3.50 per share. The average per share trading price for the ten days prior to December 31, 1996 was $1.44 per share. On February 11, 1997, the agreement was amended to pay a total of 500,000 shares for Barrier Dunes.

    The Company accounted for the acquisition of the Flowers Entities as a purchase.


Specialty Construction Materials - Dispositions.

     QuinStone, Inc.

     QuinStone, Inc. is a Quincy, Florida, based manufacturer of simulated stone and other synthetic building products. On September 16, 1996, the Company purchased 82% of the outstanding stock of QuinStone, Inc. ("QuinStone") from James H. Dahl and Rock Creek Partners, Ltd.
(collectively, the "Dahl Group") in exchange for 750,000 shares of the Company's common stock ("Exchange Shares"). Based on the closing bid price of the Company's common stock on September 16, 1996, the aggregate purchase price paid by the Company in this acquisition was approximately $2,250,000. As part of the acquisition, the Company and the Dahl Group entered into a Registration Rights Agreement. Under such agreement, members of the Dahl Group could have requested, after September 16, 1997, and before the date at which they may sell the Exchange Shares pursuant to Rule 144(k) under the 1933 Act, that the Company use its best efforts to cause the registration of the Exchange Shares under the 1933 Act. Nonperformance by the Company under the terms of the Registration Rights Agreement would entitle the Dahl Group to receive an additional 225,000 shares of the Company's common stock. On or about November 16, 1996, the Company and the Dahl Group mutually rescinded said agreement. Following the rescission, the Company returned and signed over all shares of QuinStone Industries it had received, and received back its 750,000 shares and retired them as treasury stock. Therefore, none of the assets, liabilities or operations of QuinStone are included in the Company's financial statements.

     Decocrete Worldwide, Inc.

     Decocrete International, Inc. ("Decocrete International") was a St. Petersburg, Florida, based manufacturer of tiles and other alternatives to concrete. As previously reported, on February 10, 1996, under the direction of Capital First, the Company's newly-incorporated subsidiary, Decocrete Worldwide, Inc. ("Decocrete Worldwide"), entered into an agreement to purchase the net assets of Decocrete International in exchange for twenty percent
(20%) of the common stock of Decocrete Worldwide and $72,000 cash.
Under the terms of the original purchase agreement, 60% of Decocrete Worldwide's net after-tax profits were to be allocated to the Company and 40% were to be allocated to Decocrete International (i.e., the seller). Concurrent with the Closing, Decocrete International was dissolved and the remaining assets (i.e., the cash and common stock in Decocrete Worldwide) were distributed to the two shareholders of Decocrete International, Garat Oates and Thomas Colmenares. On July 12, 1996, the Company purchased the stock in Decocrete Worldwide held by Garat Oates, amounting to fifteen per cent (15%) of the issued and outstanding stock of Worldwide for approximately $7,500. As a result of this transaction, the Company owns 95% of Decocrete Worldwide's common stock and is entitled to 90% of Decocrete Worldwide's net after-tax profits. The
Company accounted for the acquisition of Decocrete International under the purchase method of accounting. The Company sold the Decocrete Worldwide building in January, 1997 and ceased the manufacture and retail sale of decorative concrete materials as of December 31, 1996 and is actively seeking interested parties to sell the business.

Real Estate Development-Proposed Acquisitions

     Piney-Z

     On December 31, 1995, Conner contributed to Capital First his 33 1/3% limited partnership interest in Piney-Z Ltd. and Apalachee Partners, Ltd. (the "Piney-Z Partnerships"). The Piney-Z Partnerships were formed in October 1995, by Conner, Williams and Grace Dansby to develop the "Piney-Z" development, an approximately 400 acre mixed-use development north of Tallahassee. On May 17, 1996, the Company purchased Williams' 33 1/3% general partnership. In the acquisition, the Company issued to Williams 200,000 shares of its common stock
(valued at $675,000) and repaid Williams a $25,000 advance he had made to the Piney-Z Partnerships. As a result of these acquisitions, as of June 30, 1997, the Company and Capital First had a collective ownership interest of 66 2/3% of the Piney-Z Partnerships. Additionally, the Company caused Piney-Z, Ltd. partnership to file a Petition with the City of Tallahassee, Florida to form a Community Development District ("CDD") under
Florida Statutes Chapter 190. On June 11, 1997, the City Commission of the City of Tallahassee (the "City") established the CDD by Ordinance
 97-O-0033AA, under provisions of Chapter 190 for the purposes of financing and managing the acquisition, construction, maintenance and operation of a portion of the infrastructure necessary for community development. The District is authorized to issue bonds for the purpose of financing, funding, planning, establishing, operating and maintaining water management, water supply, sewer and wastewater management, district roads, street lights and other basic infrastructure projects within or without the boundaries of the District. Additionally, through an Interlocal Agreement, dated with the City of Tallahassee, the City has agreed to pay 57% of the total costs of construction of Conner Boulevard, the primary thoroughfare through Piney-Z. Because of the ownership percentage in the partnership (and the fact that the Company became the sole general partner), the results of the Piney-Z Partnerships have been consolidated in the Company's financial statements from July 1, 1995 to June 30, 1997.




ITEM 2.  Property


General

    The Company and Capital First, maintain their offices in a 2,400 square foot building owned by Capital First and located at 7118 Beech Ridge Trail, Tallahassee, Florida 32312. Capital First also owned a 2,000 square foot building on this site, which was sold on May 30, 1997. Capital First also has small sales offices in the Golden Eagle subdivision and in Vero Beach, Florida. Management believes that all property occupied by the Company and its subsidiaries is adequately covered by insurance.


Real Estate Operations-Materially Important Properties

     As described in Item 1. Description of Business above, as of June 30, 1997, Capital First was engaged in selling residential lots in eight Tallahassee residential communities, was engaged in the construction of horizontal infrastructure in three other Tallahassee residential communities and was developing a condominium project in Vero Beach, Florida. As of June 30, 1997, Capital First's only materially important properties were Summerbrooke (a golf course subdivision in Tallahassee), Golden Eagle (another golf course community in Tallahassee), Piney-Z Plantation (residential community consisting of single family and multi-family homes), and Hibiscus Condominium Phase II (a condominium project in Vero Beach, Florida.) Capital First holds a fee simple interest in all such materially important properties.

     All land owned by Capital First is properly zoned for its intended use.

     Summerbrooke

    Summerbrooke features a Dean Refram-designed 18 hole championship golf course, named "The Players Club at Summerbrooke," and has a 9,000 square foot country club, grill and bar, with meeting rooms and a pro shop, which an unrelated party opened in early 1994. It also features a chain of four lakes, with more than half of the lots located on the golf course or lakefront. Summerbrooke targets upper-middle class families seeking the benefits of the lakefront and golf course living. Homes typically consist of four bedrooms and two and a half baths in 2,600 square feet of living space. The average house price is $220,000 and the average lot price is $44,000. As of June 30, 1997, there were 125 remaining developed lots for sale within Summerbrooke, as well as 96 remaining permitted and platted but undeveloped lots on approximately 51 acres of land. Capital First expects to sell the remaining developed lots within 12 months and develop and sell the undeveloped lots within the next eighteen months.

     Golden Eagle

     A gated and guarded community, Golden Eagle features a Tom Fazio-designed golf course rated in the top 20 courses in the Southeast by Golf Digest magazine. It is located in the heart of Killearn Lakes Plantation and is surrounded by three large lakes. The Golden Eagle community includes a 31,000 square foot club house, as well as a swimming pool, sauna, three dining rooms, banquet facilities, and tennis courts. Golden Eagle targets upper-income individuals and retirees. Homes are typically over 3,200 square feet, with four bedrooms and three baths, and with prices beginning at $250,000 and reaching in excess of $1 million. The average house price is $300,000 and the average lot price is $58,000. As of June 30, 1997, there were 137 remaining developed lots for sale within Golden Eagle, as well as 234 remaining permitted and platted but undeveloped lots on 239 acres of land. The Company expects to sell the remaining developed lots within the next two years and develop and sell the undeveloped lots within the next four years.

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

      Piney-Z

     Piney-Z Plantation is a 400 acre project, which has been platted and planned pursuant to a Planned Unit Development approval process for approximately 800 single family homes; 80,000 square feet of commercial space; and 5,000 square feet of medical space. The project, located in the City of Tallahassee, Florida is the first Master Plan Community in the Southeast sector of the city.

     Vero Beach

     Hibiscus Condominium Phase II is a twelve-story condominium project which will consist of 58 units. As of June 30, 1997, construction had not yet begun. This project is anticipated to be financed by means of an approximate $6.5 million construction loan from a local bank, which note is anticipated to have a maturity date of two years from execution, and will require a proposed equity position of approximately $1.3 million, some of which the Company may look to finance through the addition or use of a joint venturer on the project.

Real Estate Operations-Other Properties

     Among Capital First's other properties, as of June 30, 1997, five properties were relatively significant:

          Killearn Lakes Plantation

     Killearn Lakes Plantation covers 4,000 acres of former plantation property in Tallahassee. Killearn Lakes Plantation targets young middle-income families with children. The average house price is $135,000 and the average lot price is $26,000. As of June 30, 1997, less than 5% of the lots in this subdivision were still available for sale.

     Eagle's Ridge

     Eagle's Ridge is an upscale retirement community catering to retirees who desire low maintenance living, and is located on the golf course within the Golden Eagle development. Eagle's Ridge has its own clubhouse, swimming pool and tennis courts. The average house price is $160,000 and the average lot price is $27,500.
As of June 30, 1997, over 50% of the lots in this subdivision were still available for sale.

     Killearn Commons

     Killearn Commons is a three-phase community targeted toward the first-time home buyer or middle income families. Most homes will have three bedrooms, two baths and feature 1,400 square feet of living space. The average house price is $120,000 and the average lot price is $19,500. As of June 30, 1997, approximately 50% of the lots in this subdivision were still available for sale.

     The Landings at Golden Eagle

     The Landing at Golden Eagle is a two-phase multi-family community also targeted toward first-time home buyers or middle income families. Most duplex units will have two bedrooms, two baths one garage and feature approximately 1,500-1,700 square feet of living space. The average duplex unit price is $160,000
and the average lot price is $28,000.   At June 30, 1997, there
were 42 developed lots and 75 permitted and platted, but undeveloped lots remaining to be sold.

     The Glen

     The Glen is a two-phase multi-family community also targeted toward first-time home buyers or middle income families. Most houses will have 2 bedrooms, 2 baths, and a one car garage and feature approximately 1,400 square feet of living space. The average house price is $140,000 to $160,000 and the average lot price is $20,000. As of June 30,1997, there were ninety
(90) lots still available for sale in Phase I.

Interest Expense

     The interest expense on the mortgage debt for the year ending June 30, 1997 was approximately $2,047,000, of which approximately $960,000 was capitalized as a cost of land development. The interest expense for the twelve month period ending June 30, 1998, will depend on development activities, lot sales, prevailing interest rates and other factors. In general terms, the principal outstanding with respect to a mortgage loan is reduced by a certain agreed upon amount as each lot is sold.
The development loans are generally renewed on an annual basis.

Financing and Lines of Credit

     Development of the Summerbrooke subdivision Phases IX and X was financed by means of a $2,000,000 credit line with a local bank, of which approximately $676,000 was still outstanding as of June 30, 1997. The loan matures in January 1998, carries an interest rate of prime plus 1.5%, with interest-only payments and without prepayment penalties. At maturity, based on prior history, the Company expects that this loan would be renewed for at least
one year.   Likewise, the Company obtained a $575,000 line of credit for the development of the Piney-Z property. As of June 30, 1997, there remains available $203,928. The loan matured on September 30, 1997. The Company expects this loan to be paid off from an estimated $12,000,000 in proposed development bonds obtained through the Community Development District.

     The Company financed its purchase of Golden Eagle (as well as the
Eagle's Ridge and Killearn Lakes subdivisions) in November 1993 through purchase money mortgages from the seller, Killearn. As of June 30, 1997,
a total of approximately $5,398,000 was outstanding on these loans.   The
largest loan with an original principal balance of $5,000,000 matures in July 1999, and carries an interest rate of 7.5%. The smaller loan, with an original principal amount of $2,500,000 matures on December 31, 1997, and carries an interest rate of 10%. Development of this subdivision (as well as the Eagle's Ridge and Killearn Lakes subdivision) was also financed by means of a line of credit from a local bank, with respect to which approximately $1,767,000 was still outstanding as of June 30, 1996. The loan matures in the current fiscal year, carries an interest rate of 10.25%, with interest-only payments and without prepayment penalties. At maturity, based on prior history, the Company expects that these loans would be renewed for at least one year.


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

     The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership.
(See Note 7 to the Consolidated Financial Statements). Equity investments may be subject to existing mortgage financing and other indebtedness which would have priority over the equity interest of the Company. The Company may issue securities to persons in exchange for properties. The Company may also invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities and/or enhancing the value of its investment in such entities, such as its investments in Flowers Properties, Highland, Barrier Dunes, and Killearn. The
Company may acquire all or substantially all of the securities or assets of other entities where such investments would be consistent with the Company's investment policies.

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

     Policies with Respect to Other Activities

     The Company has authority to offer and sell shares of its capital stock or other securities and to repurchase or otherwise reacquire its shares or any other securities and may engage in such activities in the future. The Company has no material outstanding loans owed to it by other entities or persons, including officers and directors, except for the note receivable, currently due December 31, 1997 from Apalachee East, Ltd. on the commercial property sold near Piney-Z Plantation. The Company may in the future make loans to joint ventures in which it participates in order to satisfy such ventures' working capital needs. The Company has not engaged, and does not intend to engage in the trading, underwriting or agency distribution or sale of securities of other issuers. The Company intends to make investments in such a way that it will not be treated as an investment company under the Investment Company Act of 1940.



DESCRIPTION OF THE REAL ESTATE DEVELOPMENT BUSINESS

General

     Through its main subsidiary, Capital First, the Company is engaged primarily in the design, development and sales of lots in single-family and multi-family subdivisions in Tallahassee (Leon County), Florida. Capital First offers moderately priced lots that are designed to appeal to a wide market, ranging from first-time home buyers to upper-income retirees. Sales prices of most of Capital First's lots range from approximately $21,000 to approximately $95,000; the average sales price of lots delivered during the fiscal year ended June 30, 1997, was $28,940. At June 30, 1997, the Company had fourteen communities in various stages of planning and development, including eight communities in which the Company is currently offering lots for sale.

Decision Making and Environmental Policies

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

     In developing a new subdivision (or phase thereof), Capital First engages a general contractor to install the "horizontal" infrastructure of roads, water, sewer, drainage, gas and electricity. Capital First typically contracts out its work on a lump-sum basis. Capital First has used the same (unrelated) general contractor for the last 29 subdivisions
 it has developed.   Capital First does not maintain significant inventories
of construction materials, except for materials being used in current construction. Generally, the construction materials used in Capital First's operations are readily available from numerous sources, but prices may fluctuate due to various factors, including increased demand or supply shortages. Capital First does not have any long-term contractual commitments with suppliers of building materials.



Marketing and Sales

     Capital First sells approximately 50% of its lots on a wholesale basis directly to builders participating in Capital First's custom builder program. Builders participating in this program are offered the opportunity to purchase land directly from Capital First. By participating in the program, a builder agrees to satisfy certain quality, uniformity and other standards when constructing a house in a Capital First subdivision. As of June 30, 1997, 76 builders were participating in this program. Capital First sells the remaining 50% of its lots on a retail basis directly to prospective homeowners desiring to build houses in one of the Capital
First subdivisions. Capital First sells these lots through commissioned sales personnel. Such sales personnel may sell lots in any Capital
First subdivision, but typically concentrate on selling lots in upper market and golf-course communities. As of June 30, 1997, there were five such sales personnel. The Company also sells its lots through independent real estate brokers.

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

     Capital First has experienced significant fluctuations in quarterly revenues as a result of, among other things, the timing of lot closings, the cyclical nature of the homebuilding industry, changes in prevailing interest rates and other economic factors. The volume and timing of Capital First's revenues are also substantially affected by the opening of new residential subdivisions. Generally, a residential subdivision has its highest sales volume when it is new (due primarily to the wide choice of available lots), with sales activity decreasing as a subdivision matures. Capital First does not typically provide financing with respect to its sales. Occasionally, Capital First will take a house or other non-cash property as consideration for land sales. At June 30, 1997, Capital First had approximately $1.4 million of such houses and buildings in its inventory that it is either renting or holding for sale, or both.

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

     Capital First is subject to a variety of Federal, state and local regulations concerning protection of health and the environment.
Prior to consummating the purchase of land, Capital First engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. The Company is unaware of any environmental liability or compliance with applicable environmental laws or regulations arising out of its properties that the Company believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, in some instances, these environmental laws may result in delays, cause Capital First to incur substantial compliance and other costs, or prohibit or severely restrict development by Capital First in environmentally sensitive regions or areas.

Competition

     The real estate development industry is extremely competitive and fragmented. Many of Capital First's competitors are substantially larger and much better capitalized. Capital First competes on the basis of a number of interrelated factors, including location, reputation, design, quality and price, with numerous other entities, including some entities with nationwide operations and greater financial, marketing, sales and other resources. At times, competitors may offer lots at discounted prices for financial or other reasons. Capital First also competes for residential sales with individual resales of existing lots and condominiums, including sales of lots at deeply discounted prices by lenders and other similar institutions. Nonetheless, Capital First's management has been successful at acquiring large tracts of land at favorable prices. Capital First endeavors to identify situations where it is able to purchase quality land at favorable prices by purchasing such land either from its original owner(s) or through foreclosure. Because of its experience at expeditiously obtaining the necessary governmental approvals and then efficiently "manufacturing" raw land into attractive residential communities, Capital First believes it should remain competitive.

Warranties, Bonds and Other Obligations

     In developing subdivisions, Capital First is sometimes required to obtain performance or maintenance bonds or letters of credit to supplement the amounts its general contractor is required to obtain. The amount of such obligations outstanding at any time varies in accordance with Capital First's pending construction activities. As of June 30, 1997, Capital First's had no obligations under these bonds. In the event any such obligations are drawn upon because of Capital First's failure to build required infrastructure or satisfy other obligations, Capital First would be obligated to reimburse the issuing surety company or bank.

     Capital First is also obligated under Florida law to subsidize homeowners' associations in certain of its residential developments up to a pro rata portion of expenses based on the number of lots which have not been closed in such developments. To date, Capital First has not incurred any costs to subsidize homeowners' associations, as such associations' revenues have been adequate to cover their operating costs.

Description of Markets

     Tallahassee, Florida

     Capital First develops residential properties primarily in the Tallahassee (Leon County), Florida area. In 1995, the population of the Tallahassee Metropolitan Statistical Area was approximately 260,000. Tallahassee is the capital of Florida. It is also the location of Florida State University ("FSU"), Florida A & M University ("FAMU"), Tallahassee
 Community College and Lively Technical Center. These institutions have combined enrollment of nearly 60,000 students. Tallahassee also has significant resources for research and high technology. In this regard,
 Innovation Park/Tallahassee is a research and development center created to encourage the collaboration and transfer of technology between two affiliated universities, FSU and FAMU, government laboratories and private industry. In addition, Tallahassee is the location of the National High Magnetics Field Laboratory, one of the leading centers for research in magnet-related technologies. Because of the growth of the Florida state government and the local colleges, the Tallahassee economy has been relatively stable.

     Capital First believes that land regulation in Tallahassee is relatively complex, but that it is experienced in obtaining the appropriate approvals.

     Vero Beach (North Hutchinson Island), Florida

     Capital First has completed (and sold out) two high-rise condominium buildings on North Hutchinson Island, Florida. North Hutchinson Island is east of Fort Pierce, Florida and 4.5 miles south of Vero Beach, Florida. Capital First anticipates beginning the construction of the Hibiscus Condominium Phase II, a twelve-story building in which all fifty-eight units are on the oceanfront, during the next fiscal year. The Hibiscus projects units to be offered for sale at prices ranging from $150,000 to $250,000. Its principal competition on North Hutchinson Island is another condominium project with prices starting at $325,000.
Capital First believes the Hibiscus project will appeal to three groups of potential buyers: those who intend to live on North Hutchinson
Island year-round (currently 30% of the island's population); those who intend to reside on the island primarily in the winter (currently
35% of the island's population); and those who live within a two-hour drive and who intend to use their units during the summer and rent the units out during the winter (currently 35% of the island's population).

     Thomasville, Georgia

     Through its subsidiary, Flowers Properties, the Company owns
286 acres of undeveloped land in Thomasville, Georgia. Thomasville is located in Thomas County, Georgia, and is approximately 45 miles west of Valdosta, Georgia and 35 miles northeast of Tallahassee, Florida. Thomasville has approximately 20,000 residents, with Thomas County as a whole, having 40,000 residents. Thomas County is an agricultural and marketing center with a diversified economy, including vegetable producing, meat packing, lumber, textiles, baking, and plastics. Flowers Properties intends to develop approximately 450 single-family lots, of approximately .50 acres each, in a phased development over four years. Between August 15, 1996 and June 30, 1997, Flowers Properties sold
15 lots in Thomasville. The Company believes Flowers Properties is competitive in Thomasville and that it will be able to acquire additional land in Thomasville as necessary for future development.

     Cape San Blas, Florida

     Through its subsidiary, Barrier Dunes, the Company will develop a 30-acre site in Cape San Blas, which is located approximately halfway between Apalachicola and Panama City on the St. Joseph Peninsula facing the Gulf of Mexico. Cape San Blas is a convenient resort destination for residents of Tallahassee and the rest of the Florida Panhandle. As of June 30, 1997, Barrier Dunes had sold 107 out of
200 total lots.

     Albany, Georgia

     Through its subsidiary, Highland, the Company will develop a 626 acre site in Albany, Georgia. Albany is in Lee County, Georgia and has an estimated population of approximately 120,000. In Money magazine's 1995 survey of "Best Places" to live, Albany was rated the most livable city in Georgia. Albany has large employers such as Proctor & Gamble, Cooper Tire and Miller Brewing Co. Highland intends to develop approximately 879 single-family lots, of approximately .75 acres each, in a phased development. Between
August 15, 1996 and June 30, 1997, Highland had sold 57 lots in Albany. Over the last several years, Highland has sold approximately 200 lots a year in Albany. The Company believes Highland is competitive in Albany and that it will be able to acquire additional land in Albany as necessary for future development.

Other Real Estate Investments

     In addition to the operations described above, the Company has certain investments in real estate partnerships formed to carry out specific development projects. (See Note 7 to the Consolidated Financial Statements.)

EMPLOYEES

     As of June 30, 1997, the number of persons employed by the Company and each subsidiary was as follows:

     Proactive Technologies, Inc.                               15
     Capital First Holdings, Inc.                                0
     Flowers Properties, Inc.                                    0
     Highland Properties Construction Co., Inc.                  0
     Barrier Dunes Development, Inc.                             0
     Piney-Z, Ltd. (67%)                                         0
     Countryside Partnership (50%)                               0
     Decocrete Worldwide, Inc.                                   0

     The Company (and its subsidiaries) have no collective bargaining agreements with any unions and believes that overall relations with its employees are excellent.


Item 3.      Legal Proceedings.

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

     In addition, under the terms of the settlement agreement, Proactive Solutions will be responsible for the debts listed in its bankruptcy schedules and has executed a non-recourse, unsecured, $800,000 promissory note payable to the Company (the "Note"). The Note is payable annually in an amount equal to one percent (1%) of the net sales made by Proactive
 Solutions each year until December 31, 1998. Under the terms of the Note, any balance remaining on December 31, 1998, will be extinguished and the Company will not have any right of recourse against Proactive Solutions. As of June 30, 1997, the Company has not received any payments with respect to the Note and does not expect to receive any payments under the Note.

     The Company and its subsidiaries are involved from time to time in various claims and legal actions in the ordinary course of business. In the opinion of management, the Company and its subsidiaries are not party to any other legal proceedings, the adverse outcome of which, would have any material adverse effect on its business, its assets, or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year ended June 30, 1997, there were no matters submitted to a vote of the security holders of the Company.

                             PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters.

Market Information

     On July 15, 1996, the Company's stock was listed on the American Stock Exchange under the symbol "PTE". The following table shows the high and low bid and ask prices of the stock during the last two fiscal years:

                                 Bid            Ask
COMMON STOCK                   H      L       H       L
Fiscal
Year        First Quarter      1 1/2  1/2     1 5/8   5/8
Ending      Second Quarter     1      1/4     1 5/8   1/2
June 30,    Third Quarter      2 3/4  2       3       2 1/2
1996        Fourth Quarter     3 3/4  2 3/8   4       2 3/4

Fiscal
Year        First Quarter      2 1/2  2       3 3/8   2 1/4
Ending      Second Quarter     1 5/8  1 1/4   3 1/16  2 3/4
June 30,    Third Quarter      1      1       1 5/8   1 1/2
1997        Fourth Quarter     11/16  1/2     1 1/16  1

     The bid prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     The number of record holders of the Company's common stock as of September 24, 1997, was 1,057.

     The Company has never paid cash dividends on its common stock and intends to utilize current earnings to expand its operations.
Therefore, it is not contemplated that cash dividends will be paid on the Company's common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

     Since the reverse acquisition of the Company by Capital First and its dispositions of Keystone and Proactive Solutions, and the discontinuation of Decocrete Worldwide operations, management has narrowed the focus of the Company to be a developer of residential properties
(single family and multi-family). In the next 12-18 months, with respect to the Company's development activities, it is management's intention to continue to maintain the Company's market share in the several geographic markets where the Company currently develops and sells property and to increase its market share through planned acquisitions. Management intends to do so by continuing to aggressively "manufacture" its residential lots and sell them through its existing wholesale (76 builders on Builders Programs) and retail resale channels.

     At this time, the Company already owns a three to four year supply of land in Tallahassee. The acquisition of the Flowers Entities will add a four to five year supply of land in Albany and Thomasville, Georgia. Additionally, through its investment in Killearn, the Company will share access to an eight-year supply of land in the Henry County submarket of the Atlanta market. Moreover, because management believes that sufficient demand for housing will continue in the markets where the Company operates, should the Company encounter opportunities to acquire undervalued well-positioned land parcels in these locations, management intends to take advantage of such opportunities.

Results of Operations

     Year Ended June 30, 1997 compared with unaudited 12 month results 1996

     Sales for the year ending June 30, 1997, decreased $9,616,124, or approximately 36%, to $17,566,977 compared to $27,183,101 (unaudited)
for the year ending June 30, 1996.  This decrease is attributable primarily to a decrease in the availability of commercial property, which was available
and sold during the year ending June 30, 1996.   Gross profit for this
period remained somewhat stable, however, increasing only $27,336 from $5,714,455 (unaudited) for the year ending June 30, 1996 to $5,741,791, for the year ending June 30, 1997. Cost of sales decreased by $9,643,460 from $21,468,646 (unaudited), for the year ending June 30, 1996 to $11,825,186 for the year ending June 30, 1997. Gross profit margin increased 11.68% from 21.0% for the year ended June 30, 1996 to 32.69% for the year ended June 30, 1997. This increase was due primarily to a bulk sale in the current year of a large tract of commercial property for, which the company had a low basis in resulting in a 68% gross profit margin, which vastly affected the gross profit margin of the Company. Normally, the Company would expect profit margins of 20% to 22% in the future, based on the history of lot sales from inventory over the past several years.

     Selling, general and administrative ("SG&A") expenses increased by $247,887 from $1,703,615 (unaudited) for the year ending June 30, 1996, to $1,951,502 for the year ending June 30, 1997. This increase is due primarily to accounting and other professional fees associated with the Flowers entities and accounting fees. It is anticipated that professional fees will continue to be higher than normal in the current fiscal year because of added fees incurred from the new Flowers entities.

Income tax expense increased only slightly from $836,124 (unaudited) for the year ending June 30, 1996, to $859,887 for the year ended June 30, 1997.

Minority Interest of $656,756 arose in the year ended June 30, 1997, due to the elimination of the income of that amount due the minority partner from Apalachee Partners, Ltd.

     Net income increased by $280,758, from $922,315 for the year ending
June 30, 1996, to $1,203,073 for the year ending June 30, 1997. The increase is primarily attributable to the fact that interest expense decreased $1,315,965 from $2,403,354 for the year ended June 30, 1996 (unaudited) to $1,087,389 for the year ended June 30, 1997. A significant amount of interest expense was capitalized due to the fact that the Company had five different subdivisions being developed during the fiscal year.

     Management believes that, on balance, revenues and income should increase in the year ending June 30, 1998, due to management's renewed focus on real estate sales following its recent acquisition activity. In addition, based on its current development schedule, management expects an increase in sales of lots in the Company's subdivisions and an increase in brokerage commission income generated through the marketing arrangement with Killearn. SG&A expenses are expected to stabilize following the integration of the acquisitions.

Inventory and Other Assets

     Houses, condominiums and buildings in inventory increased from $1,122,075 on June 30, 1996 to $2,769,952 on June 30, 1997. This $1,647,877
increase is primarily due to the Flowers entities adding a total of about $1,300,000 in model homes and rental properties, including an historic country house surrounded by 10 acres with an approximate value of $300,000. (See ACQUISITIONS AND DISPOSITIONS NOT IN THE ORDINARY COURSE
OF BUSINESS at Page 5.)

     The inventory of developed lots increased by $9,346,826, from $9,352,691 on June 30, 1996 to $18,699,517 on June 30, 1997, primarily as a direct result of the inventory of lots in Albany and Thomasville, Georgia and Cape San Blas, Florida from the Flowers acquisition.

     Land under development decreased by $1,184,931, to $6,195,789 on June 30, 1997 compared to $7,380,720 on June 30, 1996. This decrease was due to the completion of Phases I of The Landings, and The Glen, and the completion of Summerbrooke Phase IX, which moved the land in those phases to developed inventory.
     The Company's inventory of (raw) land increased substantially from $4,636,910 on June 30, 1996 to $8,759,754 on June 30, 1997, an increase of $4,122,844. The increase was primarily due to approximately
$4,228,000 worth of (raw) land acquired from the Flowers acquisitions.

     The largest part of the increase in non-inventory assets resulted from
the Company's financing of certain land sales.   Accounts receivable and notes
receivable increased approximately $3,613,591 due primarily to a $2.5 million note the Company received on the sale of commercial property by Apalachee Partners, Ltd., which note is due and payable on December 31, 1997. Additionally, there was approximately $800,000 obtained in mortgage receivables from the Flowers acquisitions.

     Property and equipment decreased $300,681, from $1,337,958 on June 30, 1996 to $1,037,277 on June 30, 1997. The decrease is primarily due to the sale of the manufacturing facility for Decocrete Worldwide in St. Petersburg, Florida for $425,000 and the sale of Killearn Sales Center for $200,000.

     Investments in and advances to real estate ventures decreased by $271,954 on June 30, 1997 to $22,000, down from $293,954, on June 30, 1996. The net decrease was the result of approximately $159,000 in distributions received from the venture and a loss incurred by it during the year.

     Deferred income taxes were increased significantly from an asset of $283,704 at June 30, 1996 to a liability of $1,232,452 at June 30, 1997 primarily due to a step-up in basis of real estate acquired with the Flowers' entities.

Liquidity and Capital Resources

     Generally, the Company expects to continue to sell lots in order to meet liquidity needs as it has done in the past. Together with revenues from other sources, such sales would be expected to generate sufficient cash to meet liquidity requirements.

     Most of the Company's significant liabilities are reflected in its Notes Payable and arise primarily from debt encumbering the real estate inventory of the Company. (See Note 8 to the Consolidated Financial Statements). Notes Payable increased by $5,469,314, from $17,708,442 on June 30, 1996 to $23,177,756 on June 30, 1997. This increase was caused by:
approximately $5,033,548 in payables brought over to the Company's balance sheet as a result of the Flowers acquisitions. Additionally, $2,321,072 in payables resulted from the Company obtaining loans for
Piney-Z for the purpose of preparing the property for development.  During the year, the Company retired approximately $14,409,118 in existing notes payable through its sales. The Company also has a margin account balance of approximately $88,000, which was used to finance the Company's June
24, 1997 purchase of 17,000 shares of Killearn Properties, Inc. common stock.

     The related party note payable increased $1,589,380 to $1,839,380 for the year ended June 30, 1997 from $250,000 for the year ended June 30, 1996.
This increase is due to a note payable to a director arising out of the Flowers acquisitions.

     Accounts payable and accrued expenses increased by $800,922 to $1,908,586 on June 30, 1997 from $1,107,664 on June 30, 1996. This increase was due to the additional expenses brought over from the Flowers acquisitions.

     Customer deposits decreased by $167,930, to $572,395 from $740,325 on June 30, 1996. The decrease is primarily due to the closing of many of the contracts pending as of June 30, 1996. Primarily, the bulk of customer deposits the Company has at this time are from the Piney-Z project, the development of the first phase of which is expected to be well under way during fiscal year 1998.

     The deferred revenue liability decreased by $714,284, to $109,250 at June 30, 1997 from $823,534 at June 30, 1996, primarily due to the completion
(and delivery) of the remaining half of Golden Eagle Phase VII, a phase in the higher-end Golden Eagle subdivision.

     Shareholder's equity increased by $9,444,142, from $6,368,618 on June 30, 1996, to $15,812,760 on June 30, 1997. The increase in equity is attributable
(a) to proceeds from the sale of nearly 1,108,250 shares of common stock pursuant to the exercise of warrants, (b) the acquisition of the Flowers entities through an exchange of stock which increased equity by $6,812,500 ,
(c) the reclassification of a note receivable related to the exercise of warrants resulted in a decrease to equity of approximately $1,060,984, and (d) net income of $1,203,073.

Item 7.     Financial Statements.

The following financial statements are contained in this Item 7:

              Report of Independent Accountants

          Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996 Consolidated Statements of Operations for the year ended June 30, 1997,the six months ended June 30, 1996, and the year ended December 31, 1995

Consolidated Statements of Shareholders' Equity for the year ended June
30, 1997, the six months ended June 30, 1996 and the year ended December 31,
1995

Consolidated Statements of Cash Flows for the year ended June 30, 1997, the six months ended June 30, 1996, and the year ended December 31, 1995

     Notes to the Consolidated Financial Statements
      Report of Independent Certified Public Accountants
Board of Directors
Proactive Technologies, Inc.
and Subsidiaries

We have audited the accompanying consolidated balance sheet of Proactive Technologies, Inc. and Subsidiaries as of June 30, 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proactive Technologies, Inc. and Subsidiaries as of June 30, 1997 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



                                              JONES AND KOLB


Atlanta, Georgia
September 30, 1997
      Report of Independent Accountants

     We have audited the accompanying consolidated balance sheets of Proactive Technologies, Inc. and Subsidiaries ("PTE", formerly Capital First Holdings, Inc.) as of June 30, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 1996 and the year ended December 31, 1995.
These financial statements are the responsibility of management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proactive Technologies, Inc. and Subsidiaries as of June 30, 1996 and the consolidated results of their operations and their cash flows for the six months ended June 30, 1996 and the year ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note 1, on February 12, 1996, Proactive Technologies, Inc. acquired the stock of Capital First Holdings Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of PTE. For financial reporting purposes, Capital First is the accounting acquiror. Accordingly, the historical financial position and results of operations up to the date of the acquisition are those of Capital First. The consolidated statements of operations for the six months ended June 30, 1996 includes the operations of Capital First for the six months and PTE for the period from February 12, 1996 through June 30, 1996. Capital First's stockholders' equity has been retroactively restated for the effect of the recapitalization associated with the transaction.

                                         Coopers & Lybrand L.L.P.
                                         Atlanta, Georgia

September 6, 1996

Proactive Technologies, Inc. and Subsidiaries (Note 1)
Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996

                                          June 30,          June 30,
                                          1997              1996

ASSETS
Real estate Inventories:
     Houses, condominiums
          and buildings                  $  2,769,952       $1,122,075
     Developed lots                        18,699,517        9,352,691
     Land under development                 6,195,789        7,380,720
     Land                                   8,759,754        4,636,910
                                        _____________     ____________
                                           36,425,012       22,492,396
Cash and cash equivalents,
    including restricted cash
    of approximately $155,243
    and $17,923, respectively                 182,485          153,674
Certificates of deposit                       109,503          116,265
Accounts and notes receivable               4,730,162        1,116,571
Investment in Killearn
     Properties, Inc.                       2,253,000        2,149,689
Investments in equity securities              220,080          270,527
Investments in and advances
     to real estate joint ventures             22,000          293,954
Property and equipment, net                 1,037,277        1,337,958
Deferred income taxes                               0          283,704
Other assets                                  249,521          250,991
                                       ______________     ____________
Total assets                             $ 45,229,040      $28,465,729
                                       ______________     ____________
                                       ______________     ____________

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable                            $ 21,338,376      $17,458,442
Related party note payable                  1,839,380          250,000
Accounts payable and
     accrued expenses                       1,908,586        1,107,664
Customer deposits                             572,395          740,325
Income taxes payable                        1,716,671        1,099,401
Deferred income tax liability               1,232,452                0
Deferred revenue                              109,250          823,534
Deferred compensation payable                 386,714          558,273
                                         ____________     ____________
     Total liabilities                     29,103,824       22,037,639

Minority interest                             312,456           59,472
                                         ____________     ____________
Commitments and
     contingent liabilities
Shareholders' equity:
Common stock, $.04 par value,
     60,000,000 shares authorized,
    18,151,918 and 12,402,168
   issued and outstanding,
  respectively (see Note 1)                   726,077          496,087
Additional paid-in capital                 14,266,837        5,317,139
Retained earnings                           3,200,830        1,997,757
Net unrealized gain on
  investments in equity securities
 (net of  deferred taxes of
  $34,729)                                          0           57,635
Note receivable that may be
   settled in Company stock                (1,320,000)      (1,500,000)
Note receivable collateralized
by Company stock                           (1,060,984)               0
                                         _____________     ____________
    Total shareholders' equity             15,812,760        6,368,618
  Total liabilities                      _____________     ____________
   and shareholders' equity              $ 45,229,040      $28,465,729
                                         _____________     ____________
                                         _____________     ____________

The accompanying notes are an integral part of these consolidated financial statements. Proactive Technologies, Inc. and Subsidiaries (Note 1) Consolidated Statements of Operations for the year ended June 30, 1997, the six months ended June 30, 1996 and the year ended December 31, 1995

                                                Six Months
                                 Year Ended     Ended        Year Ended
                                 June 30,       June 30,     December 31,
                                 1997           1996         1995

Sales                            $17,566,977   $10,392,953   $29,970,961
Cost of sales                     11,825,186     8,311,754    23,701,542
                                ____________   ___________   ___________
Gross profit                       5,741,791     2,081,199     6,269,419

Selling, general and
 administrative exp.              (1,951,502)    ( 762,589)   (1,577,420)
Interest expense                  (1,087,389)    ( 705,118)   (2,435,605)
Equity in earnings of
 affiliated companies                    988       281,936             0
Minority Interest                (   656,756)            0             0
Other, net                           217,744       186,722       480,132
                                _____________   ___________   ___________
Income before income taxes
 and discontinued
  operations                       2,264,876     1,082,150     2,736,526

Income tax expense                 ( 859,887)     (501,352)     (980,501)
                                _____________   ___________   ___________
Net income before
discontinued
operations                         1,404,989       580,798     1,756,025

Discontinued operations:
     Loss from operations of Golden Eagle
     (less applicable  income tax benefit of
     $186,996)
                                                             (309,936)

     Loss on disposal of Golden Eagle (less
    applicable income tax benefit of $67,862)                (112,477)

    Loss from operations of
    Decocrete (less applicable
    tax benefit of $121,822,
    and $24,000,
    respectively                    (201,916)     ( 40,934)
                                 ____________    __________  _________
Net income                       $ 1,203,073     $ 539,864  $1,333,612
                                 ____________    __________  _________
                                 ____________    __________  _________
Earnings per share before
 discontinued operations               $ .08         $0.05       $0.16
Discontinued operations                ( .01)          .00        (.04)
                                 ____________    _________  ___________
Earnings per share                     $ .07         $ .05       $ .12
                                 ____________    _________  ___________
                                 ____________    _________  ___________
Weighted average
 shares outstanding               16,732,516    11,870,415  10,739,405
                                 ____________   __________  __________
                                 ____________   __________  __________

The accompanying notes are an integral part of these consolidated financial statements. Proactive Technologies, Inc. and Subsidiaries (Note 1)

Consolidated Statements of Shareholders' Equity
For the year ended June 30, 1997, the six months ended June 30, 1996 and the year ended December 31, 1995


                                                                                              Net
                                                                                         Unrealized Gain
                                                                Additional                On Investments
                                            Common Stock         Paid-In       Retained    In Equity     Note
                                         Shares        Amount    Capital       Earnings    Securities   Receivable  Total
Balance at December 31, 1994, restated  10,739,405   $429,576   $171,634       $124,281                              $725,491
Net income December 31, 1995                                                  1,333,612                             1,333,612
                                        __________   _______     _______      _________   ____________   _________  _________
Balance at December 31, 1995, restated  10,739,405    429,576    171,634      1,457,893                             2,059,103
Net income June 30, 1996                                                        539,864                               539,864
Reverse acquisition                                            1,438,790                                            1,438,790
Purchase of common stock
   of Killearn Properties, Inc.            454,400     18,176  1,046,824                                            1,065,000
Acquisition of partnership interest        200,000      8,000    667,000                                              675,000
Services provided for stock                 12,000        480     40,020                                               40,500
Sale of Keystone Laboratories, Inc.                                                                    (1,500,000) (1,500,000)
Exercise of common
   stock warrants                          996,363     39,855  1,952,871                                            1,992,726
Net change in unrealized
   gain on investments                                                                        57,635                   57,635
                                        __________   _______     _______      _________   ____________   _________  _________
Balance at June 30, 1996                12,402,168   496,087   5,317,139      1,997,757       57,635   (1,500,000)  6,368,618
Net income June 30, 1997                                                      1,203,073                             1,203,073
Purchase of common stock of
Killearn Properties, Inc.                  343,800    13,752     744,874                                              758,626
Return of common stock of
Killearn Properties, Inc.                 (326,800)  (13,072)   (752,866)                                            (765,938)
Purchase of Flowers entities             4,500,000   180,000   6,632,500                                            6,812,500
Payment of expenses                         24,500       980      45,020                                               46,000
Issuance of Stock                          100,000     4,000     208,000                                              212,000
Exercise of common stock warrants        1,108,250    44,330   2,072,170                                            2,116,500
Net change in unrealized gain on investments                                                 (57,635)                 (57,635)
Collection on Keystone Note Receivable                                                                     180,000    180,000
Note receivable from exercise of stock warrants                                                        (1,060,984) (1,060,984)
                                        __________   _______     _______      _________   ____________   _________  _________
Balance at June 30, 1997                18,151,918  $726,077 $14,266,837     $3,200,830           $0   (2,380,984)$15,812,760

The accompanying notes are an integral part of these consolidated financial statements.

Proactive Technologies, Inc. and Subsidiaries (Note 1)
Consolidated Statements of Cash Flows
for the year ended June 30, 1997, the six months ended June 30, 1996 and the year ended December 31, 1995
                                           June 30     June 30,   December 31,
                                             1997        1996       1995
Cash flows from operating activities:
Net income                                 $1,203,073  $539,864   $1,333,612
Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation and amortization            171,429    43,511      301,385
     Expenses settled through
        the issuance  of stock                 46,000    40,500
     Loss on real estate ventures             113,169                200,534
     Loss on disposal of Golden Eagle                                180,339
     Loss on disposal of
        property and equipment                112,120    24,435
     (Gain) Loss on impairment
        of real estate                        (50,000)   46,101      535,683
     Unrealized (gain) loss on
        equity trading securities             (75,555)   38,873
     Equity in earnings of
        real estate ventures                           (281,936)
     Minority interest in income
        of  consolidated subsidiaries         656,756   (12,528)
     Changes in operating assets and liabilities:
          Real estate inventories             649,665 1,070,145    8,932,661
          Deferred income taxes              (206,229)  404,879      325,980
          Accounts and notes receivable    (2,806,490) (822,153)     163,487
          Other assets                        (66,068) (128,887)     166,868
          Accounts payable and
             accrued expenses                 705,084    95,750     (731,531)
          Customer deposits                  (170,981)  584,103     (513,857)
          Deferred compensation payable      (171,559) (225,109)    (301,618)
          Deferred revenue                   (714,284) (754,530)   1,143,422
          Income taxes payable                617,270  (512,527)     176,524
                                           __________  _________  ___________
               Net cash provided
                by operating activities        13,400   150,491   11,913,489
                                           __________  _________  ___________
Cash flows from investing activities:
     Proceeds from disposal of Golden Eagle                        3,116,003
     Acquisitions of businesses,
        net of cash acquired                           (140,205)
     Distributions from real
        estate joint ventures                 158,785    57,680      497,752
     Distributions to minority partner
        in real estate joint venture         (350,000)
     Investment in real estate ventures                             (162,562)
     Purchase of investments
        in equity securities                  (93,830)(1,117,325)
     Proceeds from sale of
        equity securities                      16,844
     Purchase of property and equipment       (42,862) (514,664)    (245,482)
     Proceeds from disposal of
        property, plant and equipment         582,470                 56,482
     Proceeds from maturity of
        certificates of deposit                47,356    22,107
     Purchase of certificate of deposit       (40,594)              (138,372)
     Decrease in due to affiliates                                (2,526,889)
                                            _________  _________  __________
          Net cash from
            investing activities              278,169(1,692,407)     596,932
                                            _________ __________  __________
Cash flows from financing activities:
     Repayment of amounts borrowed        (14,715,778)(5,281,072)(17,672,939)
     Proceeds from issuance
       of notes payable                    13,005,504  4,829,373   4,927,451
     Proceeds from exercise of warrants     1,055,516  1,992,726
     Proceeds from issuance of stock          212,000
     Payments on notes receivable             180,000
                                           __________  _________  __________
          Net cash from
            financing activities             (262,758) 1,541,027 (12,745,488)
                                           __________  _________  __________
Net increase (decrease) in cash
   and cash equivalents                        28,811       (889)   (235,067)
Cash and cash equivalents
   at beginning of period                     153,674    154,563     389,630
                                           __________  _________   _________
Cash and cash equivalents
   at end of period                          $182,485   $153,674    $154,563
                                           __________  _________   _________
                                           __________  _________   _________

Supplemental disclosures of cash flow information:
     Cash paid during period for:
          Interest                         $1,705,541 $1,014,124  $2,302,657
                                           __________  _________   _________
                                           __________  _________   _________

          Taxes                              $365,000   $585,000    $549,119
                                           __________  _________   _________
                                           __________  _________   _________
The accompanying notes are an integral part of these consolidated financial statements.
Proactive Technologies, Inc. and Subsidiaries (Note 1)
Notes to the Consolidated Financial Statements

 1.     Basis of Presentation:

     On February 12, 1996, Proactive Technologies, Inc. ("PTE") acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of PTE. The acquisition was accomplished through the issuance of approximately 8,559,000 shares of PTE common stock which represented approximately 80% of the voting shares of PTE immediately after the transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Capital First with Capital First as the acquiror. The historical financial statements prior to February 12, 1996 are those of Capital First and retroactively reflect, as of December 31, 1994, the recapitalization resulting from the shares issued in the transaction. The tangible net assets of PTE have been recorded at their existing cost basis, except for its only remaining subsidiary, Keystone Laboratories, Inc. ("Keystone"), which is further described below. Capital First is a residential real estate developer with its principal operations in Tallahassee, Florida.

     Upon completion of the reverse acquisition, PTE determined the operations of Keystone, a drug testing laboratory, were inconsistent with its long-term business objectives and decided to sell or otherwise dispose of the business. As further discussed in Note 3, on June 29, 1996, PTE reached an agreement to sell to certain PTE shareholders the net assets and operations of Keystone in return for 428,571 shares of PTE stock (subject to certain adjustments) or, at the option of the buyer, cash of $1,500,000. Accordingly, the net assets of Keystone have been valued in the combination with Capital First using this subsequent sales price.

     As a result of the reverse acquisition, Capital First effectively changed its accounting year end to June 30 from December 31.
The consolidated balance sheet at June 30, 1996 reflects the accounts of Capital First and PTE. The consolidated statement of operations for the six months ended June 30, 1996 include the operations of Capital First for the six months and the results of PTE for the period from February 12, 1996 through June 30, 1996.

     Since the only remaining operations of PTE at the time of acquisition were those of its discontinued subsidiary Keystone, pro forma financial information giving effect to the acquisition has not been presented.

2. Summary of Significant Accounting Policies:

   Principles of  Consolidation

     The accompanying consolidated financial statements include the accounts of PTE (see Note 1) and its wholly owned and majority owned subsidiaries. Investments in which the Company does not own a majority interest but exerts significant but not controlling influence are reported under the equity method. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents

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

     Real Estate Inventories

     Real estate inventories are recorded at the lower of cost or estimated fair value. Expenditures for land development are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific lots based on the ratio of the lot sales price to the estimated total project sales price. Interest costs and real estate taxes are capitalized while development is in progress.
Total interest capitalized during the year ended June 30, 1997, the six months ended June 30, 1996 and the year ended December 31, 1995 was approximately $960,000, $264,000 and $760,000, respectively.

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

     Utility rebates due from the City of Tallahassee for water and sewer lines built by the Company are recognized in income in the year the rebates are fixed and determinable. During the year ended June 30, 1997, six months ended June 30, 1996 and the year ended December 31, 1995, rebate income of approximately $32,000, $9,000, and $506,000, respectively, was recorded as a reduction of cost of sales.

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

     Earnings Per Share

     Earnings per share are calculated based on 16,732,516 weighted average shares outstanding for the year ended June 30,1997, 11,870,415 for the six months ended June 30, 1996, and 10,739,405 for the year ended December 31, 1995. PTE warrants outstanding, entitling each holder to acquire one share of common stock for an exercise price of $2.00 per share, are included in earnings per share computations beginning on February 12, 1996, the date of the reverse acquisition by Capital First, to the extent they are dilutive. While there are no warrants outstanding at June 30, 1997, there is a note receivable outstanding related to the exercise of the warrants with a balance of $1,060,984. This note is secured by the stock issued from the exercise of the warrants and will be treated in a manner similar to an optionuntil it is paid or satisfied.

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

     Reclassifications

     Certain reclassifications have been made to the June 30, 1996 and December 31,1995 financial statements to conform to the June 30, 1997 presentation.

3.     Business Acquisitions & Dispositions:

     As described in Note 1, Capital First acquired voting control of PTE in a reverse acquisition on February 12, 1996. At that time, the newly combined Company determined the operations of Keystone were inconsistent with its long-term business objectives and reached a decision to sell or otherwise dispose of Keystone. On June 29, 1996 the Company entered into an agreement to sell the stock of Keystone to certain members of Keystone management that were also shareholders of PTE. The purchase price under the agreement was set at $1,500,000 which is payable in either stock, using an assigned value of $3.50 per share or, at the option of the buyer, cash.
The purchase price is payable as follows: a deposit of 72,000 shares of the Company's common stock due at closing and the remainder due on December 31, 1997 bearing interest at the rate of 8% per annum. Such interest may also be settled in PTE stock. The initial payment was made in July 1996 in the form of approximately 72,000 shares of PTE stock, and the Company anticipates that it will receive stock for the remaining purchase price and interest. Accordingly, the Company has recorded the note receivable as a reduction to equity.

 PTE acts as a guarantor for a note payable of Keystone with a balance of  approximately $125,000 as of June 30, 1996.  The note
matures in June 2001.    Keystone's net earnings for the period from
February 12, 1996 to June 30, 1996 amounted to approximately $124,000
(unaudited).   Net earnings for the period from July 1, 1996 to June 30,
1997 were approximately $135,000 (unaudited). Management of PTE believes Keystone will honor its obligations under the note.

     Previously, Capital First acquired a golf and country club ("Golden Eagle") in connection with its purchase of contiguous land which it planned to develop. The Company operated the country club in order to ensure the retention of value and maintenance of certain standards to support the value in the surrounding property. On September 27, 1995, the Company sold the country club to an unrelated party for aggregate proceeds of approximately $3.1 million. The Company had previously provided a reserve against the valuation of the property of $1.5 million and the net loss realized during 1995, after giving effect to the provision previously recorded, was approximately $180,000. Revenues of Golden Eagle during 1995 amounted to approximately $2 million.

    The operating results of Golden Eagle have been presented as a discontinued operation for the period in 1995 up to the date sold and the resulting loss on disposal has been presented as the loss on disposal of discontinued operation in the accompanying financial statements.

     Effective February 10, 1996 Decocrete Worldwide, Inc. ("Decocrete"), a newly-formed subsidiary of PTE, operating under the direction of Capital First, acquired the net assets of Decocrete International, Inc., a manufacturer of decorative concrete with a plant located in Tampa, Florida, for an aggregate purchase price of $72,000 in cash and 20% of the outstanding shares of Decocrete. The acquisition has been accounted for under the purchase method of accounting. Identifiable assets acquired approximated the liabilities assumed; accordingly, the entire purchase price has been attributed to goodwill. During fiscal 1997 the Company decided to cease operating Decocrete. Assets have been written down to the amount expected to be realized upon sale. The operating results of Decocrete are included in the accompanying consolidated financial statements from the date of acquisition as a discontinued operation.

    4.     Property and Equipment:

     Property and equipment consists of the following:
                                            June 30,         June 30,
                                            1997             1996

Land and land improvements                  $   216,988      $   253,267
Buildings and building improvements             617,850          793,796
Vehicles                                        118,765          156,420
Furniture, fixtures and equipment               325,897          320,889
                                             __________       __________
                                              1,279,500        1,524,372
Accumulated depreciation                       (242,223)        (186,414)
                                             __________       __________
                                            $ 1,037,277     $  1,337,958
                                             __________       __________
                                             __________       __________

5.     Investments in Equity Securities:

     Prior to its reverse acquisition in February 1996, PTE had invested certain idle funds in equity securities. The Company sold the majority of these securities during the year ended June 30, 1997.

     In addition, the Company has made a $130,000 investment in The
Buckhead Brewery and Grill, Inc. ("Buckhead").   Buckhead owns and
operates a restaurant in Tallahassee, Florida.  As of June
30, 1997, PTE holds a 15% ownership interest in this company.

     At June 30, 1997 and 1996, the Company had securities classified as trading with a fair value of approximately $90,080 and $145,527, respectively. An unrealized net holding loss of approximately $39,000 related to these securities was recognized in the consolidated statement of operations for the six months ended June 30, 1996. An additional loss of $130,000 was realized from the sale of trading securities during the year ended June 30, 1997.

     No sales activity occurred during the period in available-for-sale securities.

6.     Investment in Killearn Properties, Inc.:

The Company has made investments in Killearn Properties, Inc. Killearn is the real estate development company from which Capital First acquired its Tallahassee development. Killearn's primary operations include the development of residential property surrounding a golf course in Henry
County, Georgia.  At June 30, 1997, PTE's aggregate holdings in Killearn were approximately 251,000 shares, representing approximately 28% ownership
of Killearn, an increase from the 16% interest held at June 30, 1996.   As a
result of the increase in ownership during 1997, the Company is recording its investment in Killearn using the equity method for the year ended
June 30, 1997, compared to treating it as an available for sale investment at June 30, 1996. The Company reported income of $114,157 from its investment in Killearn, which is included in "Equity in earnings of affiliated companies" on the income statement. (See also Notes 8 and 10, Notes Payable, and Related Party Transactions.

Summarized financial information for Killearn Properties, Inc. & Subsidiaries as of and for the year ended April 30, 1997 is as follows:

                                                 4/30/97
                                                 Unaudited

Real estate                                      $24,441,540
Other assets                                       8,369,977
                                                  __________
Total assets                                      32,811,517
                                                  __________
                                                  __________

Mortgage debt                                     19,948,364
Other liabilities                                  9,736,091
Equity                                             3,127,062
                                                  __________
Total liabilities and Equity                      32,811,517
                                                  __________
                                                  __________

Sales                                             13,349,358
Cost of sales                                      9,129,206
                                                  __________
Gross profit                                       4,220,152
Other income and expenses, net                    (3,124,829)
                                                  __________
Net income                                       $ 1,095,323
                                                  __________
                                                  __________
     The Company's investment in Killearn differs from its market value and the Company's equity in its net assets as follows:

Recorded Investment                                       $ 2,253,000
Market value of investment at June 30, 1997               $ 1,191,000
Interest in underlying equity of net assets (book Value) $   883,700

Subsequent to June 30, 1997, the market value of Killearn's common stock increased significantly to approximate the Company's recorded investment.
The difference between the Company's recorded investment and its interest in the underlying equity of net assets has been allocated to land inventories and is being amortized over eight years. The equity in earnings of Killearn was computed as follows:

Net income for year as reported by Killearn               $ 1,095,323
Company's interest in earnings                                  28.26%
Allocated income                                              309,498
Less amortization of excess purchase price over book value    195,341
Net equity in earnings as adjusted                        $   114,157

Since Killearn's income for the year is included in the Company's consolidated results of operations for the year ended June 30, 1997, pro forma operating results are the same as those reported.


7.     Investments In Real Estate Ventures:

     The Company has certain investments in real estate partnerships formed to manage specific development projects. The investment balances at June 30, 1997 and June 30, 1996 consist of the following:
                                             June 30,      June 30,
                                             1997          1996

 Countryside Partnership, 50% and
   44% interest at June 30, 1997
   and 1996, respectively                    $ 22,000      $293,954


     The Company is a general partner in Countryside Partnership and has a significant but not controlling interest. Day-to-day operations are managed by the other partner with major transactions, such as the acquisition, disposition or financing of property requiring joint approval. As general partner, the Company is liable for the debt and obligations of the partnership. The Company earned commission revenue of approximately $45,000 in 1997 and $78,000 in 1996 from Countryside Partnership.


     Summarized financial information for Countryside Partnership as of and for year ended June 30, 1997, the six months ended June 30, 1996 and the year ended December 31, 1995 is as follows:

                         June 30,        June 30,     December 31,
                         1997            1996         1995
                        (Unaudited)

Real estate              $   15,601      $ 602,805    $ 1,549,740
Other assets                 33,607        154,988          4,339
                          _________       ________     __________
Total assets             $   49,208      $ 757,793    $ 1,554,079
                          _________       ________     __________
                          _________       ________     __________

Mortgage debt                                         $ 1,186,351
Other liabilities                        $  11,300        204,318
                          _________     __________     __________
                                            11,300      1,390,669
Partnership equity       $   49,208        746,493        163,410
                          _________       ________     __________
                         $   49,208      $ 757,793    $ 1,554,079
                          _________       ________     __________
                          _________       ________     __________

Sales                    $  979,000     $1,570,800
Cost of sales             1,218,255      1,049,012
                          _________      _________     __________
Gross profit               (239,255)       521,788
Other income and
  expenses, net              98,930      $ 118,975    $    27,007
                          __________      ________     __________
Net income               $ (140,325)     $ 640,763    $    27,007
                          __________      ________     __________
                          __________      ________     __________

     PTE received partnership distributions of approximately $159,000 and $58,000 during 1997 and 1996; respectively. The Company has reported a loss of $113,169 on its income statement in "Equity in earnings of affiliated companies, which represents its share of the partnership loss, and a write down to net realizable value of its partnership interest.

     During 1995 Northampton Partners, a partnership in which the Company held a 50% interest, completed the development and sale of its land, settled all remaining liabilities and distributed its equity to the Partners. The Company received net proceeds of approximately $498,000 and recorded a loss of approximately $201,000. The loss is included in other, net on the statement of operations.

     In addition the Company owns a 67% interest in two partnerships, Piney-Z, Ltd. and Apalachee Partners, Ltd. Based on the majority ownership and control of these partnerships, they are included in the Company's consolidated financial statements. The 33% minority interest has been deducted from the operating results of the Company and is reflected on the balance sheet net of a $350,000 distribution paid to the minority partner.

 8.    Mortgage Loans and Notes Payable:

 Debt consisted of the following:
                                            June 30,        June 30,
                                            1997            1996
Notes payable to Killearn with
interest rates ranging from 7% to 10%.
Interest is paid either quarterly
or semi-annually. These notes are
collateralized by portions
of the developed lots, land
under development, houses and
condominiums, and land.                     $ 5,459,842     $ 6,675,143

Notes payable to financial institutions
with interest rates ranging from 8.25%
to 10.5% with several of the notes having
variable interest rates at prime plus 1%
or 1 1/2%.  Interest is due monthly and
principal is due in balloon payments
at varying dates through 1999. The notes
are collateralized by portions of the
developed lots, land under development
and land.                                    14,954,558       8,724,926

Notes payable to financial institutions
with interest rates ranging from 8.25%
to 9.75%.  Payment terms differ with
some paying interest monthly with balloon
payments in 1997 and others paying principal
and interest monthly with maturity dates
from 2013 to 2025. The notes are
collateralized by portions of the
houses and condominiums.                        679,643         809,882

Note payable to a director with
interest at the prime rate.  Principal and
interest payments are due annually, and
has a balloon payment due in 2003.
The note is collateralized with land,
land under development, and developed lots
in Thomasville, Georgia and Cape
San Blas, Florida.                           1,839,380         250,000

$500,000 margin loan with an investment
banking firm.  Interest due monthly
at rate of 8.375%.  Principal due on demand.
Collateralized by portions of the KPI
securities.
                                                 88,326         492,325

Other notes payable                             156,007         756,166
                                            ___________     ___________
                                            $23,177,756     $17,708,442
                                            ___________     ___________
                                            ___________     ___________

All indebtedness which is collateralized by real property include contingent principal and interest payments due when lots of the related collateral are
released for sale.   Substantially all of the notes are guaranteed by a major
stockholder.

     The Company has approximately $880,000 available under existing loan arrangements for use in completing development of certain of its properties.

    The notes payable to Killearn are collateralized by the stock of Capital First.

     Maturities of the notes payable, some of which are dependent on the sale of lots, are as follows at June 30, 1997:

Year                                       Amount

1998                                   $   18,242,429
1999                                        2,879,652
2000                                          454,170
2001                                          234,170
2002                                          234,170
2003 and thereafter                         1,133,165
                                        _____________
Total                                  $   23,177,756
                                        _____________
                                        _____________

     Based on the relatively short maturities of fixed rate debt, and the market rates of interest such debt bears, management believes the aggregate carrying amount of its fixed rate debt approximates such debt's fair value. Interest rates on variable rate debt fluctuate with market conditions. Accordingly, such carrying amount also approximates fair value.

9.     Income Taxes:

     The components of income tax expense attributable to continuing operations are as follows:

                               Year Ended June 30, 1997
                         Federal        State          Total

Current                  $926,220       $167,535       $1,093,755
Deferred                 (199,719)      ( 34,149)      (  233,868)
                         ________       _________      ___________
                         $726,501       $133,386       $  859,887
                         ________       _________      ___________
                         ________       _________      ___________

                              Six Months Ended June 30, 1996
                         Federal        State          Total

Current                 $178,941        $ 31,617       $  210,558
Deferred                 248,258          42,536          290,794
                        ________        ________       __________
                        $427,199        $ 74,153       $  501,352
                        ________        ________       __________
                        ________        ________       __________

                              Year Ended December 31, 1995
                         Federal        State          Total

Current                 $558,856       $ 95,665        $  654,521
Deferred                 394,665        (68,685)          325,980
                        ________       _________       __________
                        $953,521       $ 26,980        $  980,501
                        ________       _________       __________
                        ________       _________       __________

     Income taxes payable at June 30, 1997 and 1996 includes taxes payable from prior years which had not been paid.

     Capital First's 1994 and 1995 tax return is currently under examination by the Internal Revenue Service, but no report has yet been issued.

     Total income tax expense attributable to continuing operations differs from the amount computed by applying the U.S. federal statutory tax rate to pretax income from continuing operations primarily due to the effect of state taxes and penalties and interest charged on delinquent balances.

     The components of the net deferred tax liability (asset) are as follows:

                                      June 30,         June 30,
                                      1997             1996

Difference in basis of
    Acquired Assets                   $ 1,424,609               0
Real estate inventories                  ( 59,123)     $  189,953
Deferred compensation                    (144,890)       (209,911)
Deferred revenue                                0        (309,649)
Investments in equity securities                0          34,729
Other                                      11,856          11,174
                                       __________       __________
                                      $ 1,232,452      $ (283,704)
                                       __________       __________
                                       __________       __________

     Prior to the reverse acquisition, PTE incurred significant net operating losses ("NOL's"). Due to the substantial limitations placed on the utilization of such NOL's following a change in control, no related deferred tax benefit has been recorded, however, the Company is seeking to maximize any available benefit.

10.       Related Party Transactions:

     In April 1996, the Company purchased land from an entity owned by PTE's largest shareholder for a purchase price of $475,000 (which approximates the shareholder's basis in the property). In connection with this purchase, a note payable of $225,000 was assumed by PTE, and PTE entered into a note payable agreement with the seller for the remaining $250,000. The assumed note bears interest at a rate of approximately 16% and its due date has been extended to December
31, 1997. The seller financed portion represents a short-term, non-interest bearing note due December 31, 1997 and is classified as a related party note payable on the balance sheet. In March
1995, the sole stockholder of Capital First acquired from Capital First's then other stockholder, the remaining 50% of the outstanding stock of Capital First.

     The Company has a deferred compensation agreement with the current Chief Executive Officer which resulted in the Company agreeing to pay compensation to him the sum of
 $1.4 million for services rendered through 1994. The $1.4 million is payable in five equal, monthly payments of $10,000 made throughout 1995 and in $4,000 payments for each lot sale made in specified developments. During the year ended June 30, 1997, and the six months ended June 30, 1996, a total of $216,000, and $423,000, respectively, was paid under this compensation agreement. Based on an imputed interest rate of 10%, total interest incurred during the year ended June 30, 1997, and the six months ended June 30, 1996 amounted to approximately $45,000, and $58,000, respectively, and the remaining principal balance at June 30, 1997, and June 30, 1996 equaled approximately $387,000 and $516,000, respectively, and is included in deferred compensation payable.

     From time to time the Company makes advances and repayments of loans to its President which are repaid either through cash payments or increases in compensation expense. On June 30, 1997, the President owed $143,000 to the Company.

     During 1997, the Company sold one lot to the Chief Executive Officer and one house to a director amounting to total revenues of approximately $145,000.

During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc. (AMEX "KPI"). KPI is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its Schedule 13D regarding this event on April 25, 1996. In May, 1996, PTE proposed a transaction with KPI whereby KPI would exchange certain assets (consisting of the golf course and country club, a newly constructed inn and certain joint venture interests) to KPI's then Chairman of the Board and Chief Executive Officer, for this approximate 42% ownership interest in KPI, or 551,321 shares of KPI voting common stock. In connection with this proposed transaction, PTE would be required to loan KPI $2 million dollars, which would be used to
facilitate the transfer of the assets.   During August 1996, PTE acquired
approximately 85,950 additional shares of KPI stock, increasing its ownership interest in KPI to approximately 22%. On July 29, 1996, PTE proposed to KPI's Board of Directors that PTE be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that KPI's board include two additional representatives of PTE. On July 31, 1996, KPI's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between KPI and KPI's chairman. The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner, President of the Company, Robert E. Maloney, Jr., and Langdon S.
Flowers, Jr., directors of the Company were named to the Board of Killearn.
On November 1, 1996, Mr. Conner was named Chairman of Killearn.
At June 30, 1997, the Company owned 250,750 shares, or 28.26% of Killearn stock. Since August 1, 1996, Killearn and PTE have been operating under an informal arrangement for the services of sales personnel. On March 10. 1997, Killearn's Board of
Directors ratified a proposal to pay PTE $12,500 per month for the services of PTE's sales personnel, retroactive to July 1, 1996. During fiscal 1997, the Company received $150,000 in consulting fees from Killearn
Properties, Inc.

     In a prior fiscal year, the Company agreed to purchase land and other assets from Killearn for approximately $25,000,000. As a result of that transaction, the Company owes Killearn on June 30, 1996 and 1997, respectively, $6,563,436 and $5,329,168. In addition, from time to time during fiscal year 1997, the Company made and received advances and repayments of short term loans to Killearn which are repaid through cash payments.
On June 30, 1997, the Company owed $19,305 to Killearn on these advances. Additionally, the Company has made commitments to guarantee certain loans of Killearn.

     During August 1996, the Company purchased a new subsidiary which previously purchased a building for $550,000 from Killearn Properties, Inc. whose Chairman and Chief Executive Officer is Mark A. Conner. The purchaser signed a promissory note in the amount of $550,000 that is included in notes payable in the accompanying balance sheet that bears interest at 9% per annum.

     During 1997, the Company sold 100,000 shares of Company stock to a subsequent director for $212,000. Also, the Company traded with two other subsequent directors, a total of 472,200 shares of Company stock for 118,050 shares of Killearn Properties, Inc. stock during 1996 and 1997.

     Effective August 12, 1996, the Company acquired from a subsequent director, all of the voting common stock of Flowers Properties, Inc., Highland Properties Construction Company, Inc., and Barrier Dunes Development Corporation, Inc., in exchange for Company stock. Under the agreement, the 2,565,000 shares originally issued were adjusted as a result of the average quoted market price of the shares for the ten trading days prior to December 31, 1996, if it was below $3.50 per share. The Company re-negotiated the transaction and issued an additional 1,935,000 additional shares for the above transactions. The purchased corporations operations principally consist of developed land and raw land in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations has been added to the land inventory of the Company. As of June 30, 1997 the land in South Georgia contains a mortgage in the approximate amount of $1.8 million which is payable to a director of the Company. The acquisition is accounted for under the purchase method of accounting. Summarized unaudited proforma results of operations including the acquired companies (Flowers
Properties, Inc., Highland Properties Construction Company, Inc. and Barrier Dunes Development Corporation, Inc.) is presented below:

                                           6 Months             12 Months
                                           Ending               Ending
                                           6/30/96              12/31/95
                                           Unaudited            Unaudited

Real estate                               $25,563,118           $22,831,890
Other                                       9,116,316             5,642,404
                                           __________            __________
Total Assets                               34,679,434            28,474,294
                                           __________            __________
                                           __________            __________

Mortgage Debt                              21,876,504            19,488 978
Other                                       4,879,255             5,422,914
Equity                                      7,923,680             3,562,402
                                           __________            __________
Total Liabilities                          34,679,439            28,474,294
                                           __________            __________
                                           __________            __________

Sales                                      11,255,881            31,414,003
Cost of Sales                               8,967,579            24,798,254
                                           __________            __________
Gross Profit                                2,288,302             6,615,749
Other Income and expenses, net              1,530,076             5,036,812
                                           __________            __________
Net Income before discontinued operations
   operations                                 758,226             2,001,350

Discontinued operations                       (40,934)             (422,413)
                                           __________            __________
Net Income                                    717,292             1,578,937
                                           __________            __________
                                           __________            __________
Earnings per share before
 discontinued operations                          .05                   .13

Discontinued operations                           .00                  (.03)
                                           __________            __________
Earnings per share                                .05                   .10
                                           __________            __________
                                           __________            __________
Weighted average shares outstanding        15,239,405            16,370,415



11. Supplemental Cash Flow Information for Noncash Investing and Financing Activities:

     During the year, the Company entered into several property exchanges, whereby it traded property worth a total of approximately $1,044,150 for which it received equivalent value in property .

     During fiscal 1997, the Company issued 4,500,000 shares of its voting common stock valued at approximately $6,812,500 for all of the voting stock of Highland Properties Construction Company, Inc., Flowers
Properties, Inc., and Barrier Dunes Development Corporation, which companies own real estate in Albany, Georgia, Thomasville, Georgia and Cape San Blas, Florida, respectively.

     During 1996 and 1997, the Company traded with two other subsequent directors, a total of 472,200 shares of Company stock for 118,050 shares of Killearn Properties, Inc. stock.

     During 1997 and 1996, respectively, 24,500 and 12,000 shares of common stock were issued to two creditors as payment for services rendered. A $46,000 and $40,500 expense was recorded, respectively, in connection with these transactions.

     In May 1996, Piney-Z. Ltd., and Apalachee Partners, Ltd. partnership interests valued at $675,000 were purchased with the issuance of 200,000 shares of common stock.

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

13.     Subsequent Events

     Subsequent to year end, the Company entered into an agreement to purchase a total of 145,646 additional shares of Killearn common stock for approximately $254,000 in cash, 293,730 shares of newly issued PTE stock, and $198,000 in promissory notes.

14.     Statement of Operations for the Year Ended June 30, 1996
          (Unaudited):

     Summarized consolidated results of operations of the Company for the year ended June 30, 1996 were as follows:

                                                     Year
                                                     Ended
                                                     June 30,
                                                     1996
                                                     (Unaudited)


     Sales                                            $   27,183,101
     Cost of sales                                        21,468,646
                                                        ____________
     Gross profit                                          5,714,455

     Selling, general and
       administrative expenses                            (1,703,615)
     Equity in earnings of real estate ventures              281,936
     Interest expense                                    ( 2,403,354)
     Other, net                                              125,540
                                                        ____________
     Income before income taxes
        and discontinued operations                        2,014,962
     Income tax expense                                     (836,124)
                                                        ____________
     Net income before discontinued operations             1,178,838
     Discontinued operations:
     Loss from operations of Golden
      Eagle (less applicable income tax
       benefit of $ 62,432)                                 (103,112)
     Loss on disposal of Golden Eagle (less
         applicable tax benefit of $67,862)                ( 112,477)

     Loss from operations of Decocrete (less
     Applicable income tax benefit of $24,000              (  40,934)
                                                         ___________
     Net income                                            $ 922,315
                                                         ___________
                                                         ___________

     Earnings per share before discontinued operations     $     .08
     Discontinued Operations                                 (   .02)
                                                         ___________
     Earnings Per Share                                    $     .06
                                                         ___________
                                                         ___________
     Weighted Number of Shares Outstanding                11,870,415


Item 8. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.

     As reported on Form 8-K filed on September 15, 1997, on September 5, 1997, the Company formally dismissed its former accountant, Coopers & Lybrand. This dismissal was due to a difference over fees for the upcoming
audit.   The report of Coopers & Lybrand did not contain an adverse opinion or disclaimer of opinion and was not modified. On September 3, 1997, the Company had engaged Jones and Kolb as its new accountant.

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

Name                   Age          Position                  Since

Mark A. Conner          31       Chairman, President           1996

James A. Preiss         57       Chief Executive Officer       1996

Ben S. Branch           53       Director,
                                 Audit Committee Chairman      1997

Marshall R. Cassedy, Jr. 43       Director,
                                 Audit Committee Member        1997

Langdon S. Flowers, Jr. 47       Director                      1997

Robert E. Maloney, Jr.  33       Director
                                 Vice President-Corporate
                                 Counsel                       1996

William Daniels         36       Vice President-Chief
                                 Financial Officer             1997

     Mark A. Conner, age 31, has been President of the Company since February 1996, and President of Capital First since its incorporation in 1994. Mr. Conner earned a B.S. in Finance, with honors, from Florida State University in 1987. Mr. Conner started his own real estate company in October 1987, Conner, White & Associates, Inc., which focused on the development of affordable housing for first time and mid-priced home buyers. This approach proved to be successful, resulting by 1992 in the development and marketing of 14 communities.

     James A. Preiss, age 57, is the Chief Executive Officer of Proactive Technologies, Inc. since December 1, 1996. He is a former partner of Proactive's President, Mark A. Conner, and co-developed more than $50 million in residential real estate from 1992 to 1995. He has substantial experience in the real estate industry and in the early 1970's, directed SunView, New
Jersey's real estate divisions for the Deltona Corporation communities of Marco Island, Spring Hill, Citrus Springs, Sunny Hills, Deltona, and
Pine Ridge Estates. In 1978, he founded Preiss & Preiss, Inc., a $60 million industrial real estate development corporation in Fairfield, New Jersey and Morristown, New Jersey. He has also owned Indus-Council Consultants, Inc., a New Jersey based consulting group, an has lectured at Rutgers University College of Labor and Industry.

     Langdon S. Flowers, Jr., 47, was born and raised in Thomasville, Georgia, and still resides there. He has also served as president of the W.R. Milton YMCA Board of Directors and is a past director of the Thomas County
Habitat for Humanity. He is currently a director of the South Georgia Regional Board of NationsBank, M.L. Lynch, Co., F&W AgriServices, Inc.
and Killearn Properties, Inc. (AMEX). In 1971, he earned a B.S. degree in Management from Georgia Tech University. From 1974 to 1984 Langdon worked in various positions with Flowers Industries, Inc. (NYSE) including serving as President of Flowers Baking Company (Thomasville, Georgia), President of Schott's Bakery (Houston, Texas), and Corporate Regional Vice President for the six Georgia and Alabama bakeries. In 1984 Langdon left Flowers Industries to form his own management company, FPI, Inc. and three real estate development companies: Barrier Dunes Development Corporation, Flowers Properties, Inc. and Highland Properties Construction Company.
All three of these development companies were recently merged into Proactive Technologies, Inc. (AMEX)/

     Ben S. Branch, Ph.D., 53, Professor of Finance at the University of Massachusetts, has served as the Chapter 7 Bankruptcy Trustee for the Bank of New England Corporation since 1991. Prior to that he chaired the Senior Unsecured Creditors Committee and later the Board of Directors for the First Republic Bank Corporation. Professor Branch received his Ph.D. in Economics from the University of Michigan in 1970. He taught Economics at Dartmouth College from 1970-1975 when he joined the Finance Department faculty at the University of Massachusetts. He is the author of numerous articles on investing, appearing in such publications as the Wall Street Journal and Barrons as well as numerous academic journals. He has also written several books on investing including Investments, Principal, and Practices (Longman, 1987). He is also the co-author (with noted bankruptcy lawyer Hugh Ray) of a book on investing in the claims against the bankruptcy and financially distressed firms, Bankruptcy Investing, How to Profit from Distressed Companies (Dearborn Publishing, 1992).

     Marshall R. Cassedy, Jr., 43, is the Resident Manager of D.E. Frey and Associates (a Paine Webber Correspondent Firm). Prior to working with
D.E. Frey, he was an Option Analyst and Financial Consultant with Merrill Lynch for fifteen years. Mr. Cassedy graduated from the University of the South with a B.A. in Economics with Honors. He then obtained his M.B.A.
in Finance and Management from Florida State University. Mr. Cassedy has been involved in the community over the years and his activities have included the following: Served as President of Goodwill Industries for 1994; served as Chairman for the Multiple Sclerosis Dinner of Champions for 1997.
He is currently the Treasurer for the Tallahassee Community College Foundation and a Member of St. Johns Episcopal Church. Mr. Cassedy has also served as Rotary Member for 15 years and was a Board Member for the Southern
Scholarship Foundation (Florida State University Housing Charity) from 1986 through 1994.

     William Daniels, age 36, joined the Company in April, 1997 as Controller and was subsequently promoted to Chief Financial Officer in August, 1997. Prior to joining Capital First, Mr. Daniels was employed in the manufacturing and distribution industry, most noteworthy with Toshiba America Consumer Products. Mr. Daniels earned a Bachelor of Science in Accounting from Rutgers University in 1985.

     Robert E. Maloney, Jr., age 33, has been Corporate Counsel to the Company since February 1996. He earned a B.S. with high honors (including Phi Beta Kappa) from Ohio Wesleyan University in 1986. He graduated from Wake Forest University School of Law in 1989, and served as the Executive Editor of Wake Forest Law Review in 1988-89. Mr. Maloney was with the firm of Fee, Bryan & Koblegard, P.A. in Fort Pierce, Florida from 1989 to 1995, where he specialized in litigation matters. In 1993 and 1994, Mr. Maloney served as counsel on a number of Capital First's real estate developments. He is licensed to practice law in the states of Florida, Massachusetts, and Connecticut and is a member of the Florida Trial Attorneys and the American Bar Association.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's common stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's common stock are required to furnish the Company with copies of all
Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended June 30, 1997, its executive officers, directors and owners of more than 10% of its common stock complied with all filing requirements.

Item 10.     Executive Compensation.

                                   SUMMARY COMPENSATION TABLE
                                        (Year ended June 30, 1997)

Name and                                         Long-term    Other Annual
Principal Position       Salary        Bonus     Compensation Compensation

Mark A. Conner (1)
Chairman of the Board,
President               $61,200        --0--      --0--      $ 168,125 (2)

James A. Preiss (3)
Chief Executive Officer $103,844       --0--      --0--      $ 396,000 (4)

(1) Before February 12, 1996, Conner was employed by Capital First, where he was the sole shareholder. As a result, information regarding compensation for fiscal years prior to the fiscal year ending June 30, 1996, is not considered meaningful for purposes hereof.

(2) Includes $75,990 in debt service payments made by Capital First and the Company on behalf of Conner and $92,135 in other personal expenses paid by Capital First and the Company on behalf of Conner.

(3)   Based on an annual salary of $180,000 per year.  Before
December 1, 1996, Preiss was not employed by the Company or any related entities, As a result, information regarding compensation for fiscal years prior to the fiscal year ending June 30, 1996, is not considered meaningful for purposes hereof.


(4) Includes approximately $216,000 paid by the Company as a deferred compensation payable during the year ended June 30, 1997.




Item 11.     Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information, as of June 30, 1997, concerning shares of Common Stock of the Company beneficially owned by each beneficial owner of more than 5% of the Company's common stock and by each director and officer and by all directors and officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

Name and Address               Number of Shares           Percent
of Beneficial Owner            Beneficially Owned         of Class

Mark A. Conner                  4,100,000                 22.59% (1)
7118 Beech Ridge Trail
Tallahassee, Florida  32312

James A. Preiss                 4,100,000                 22.59% (1)
7118 Beech Ridge Trail
Tallahassee, Florida 32312

Langdon S. Flowers, Jr.         3,055,200                  16.8% (1)
329 N. Broad
Thomasville, Georgia 31792

Ben S. Branch                     409,000                  2.25% (1)
University Of Massachusetts
Amherst, MA.

Robert E. Maloney, Jr.             25,000                  < 1%  (1)
7118 Beech Ridge Trail
Tallahassee, FL 32312

George McIntosh                 1,444,800                  7.96% (1)
601 N. Slappey Blvd.
Albany, Georgia 31702          __________                _________

All Directors and Officers
as a Group                     13,134,000                 72.36% (1)
                               __________                _________
                               __________                _________

 (1) Based on 18,151,918 issued and outstanding shares used to calculate percentage.

Item 12    Certain Relationships and Related Transactions.

    In December 1995, the Company's President, Conner, contributed to Capital First, his 33.67 % limited partnership interests in Piney-Z, Ltd. and Apalachee Partners, Ltd. In April 1996, the Company purchased land in Vero Beach, Florida from an entity owned by Conner for a purchase price of $475,000. (See Note 10 to the Consolidated Financial Statements). During the twelve months ending June 30, 1997, the Company made $92,556 in debt service payments with respect to loans on which Conner was primarily liable.
Such amounts were included in Conner's compensation.
     During fiscal 1997, the Company issued 4,500,000 shares of its voting common stock valued at approximately $6,812,500 for all of the voting stock of Highland Properties Construction Company, Inc., Flowers
Properties, Inc., and Barrier Dunes Development Corporation, which companies own real estate in Albany, Georgia, Thomasville, Georgia and Cape San Blas, Florida, respectively, and which stock was owned either in whole, or in part, by Langdon S. Flowers, Jr., or members of his family.



                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K.

(a)     Reports on Form 8-K - During the Quarter ended June 30, 1997, the Company filed one 8-K, on May 6, 1997, which changed the year
end of the Company to April 30.    However, subsequent to the end of the
quarter, on July 29, 1997, the Company filed another 8-K, indicating the Board had changed the year end back to June 30. Further, on September 16, 1997, the Company filed a Form 8-K regarding its change of certifying accountants. Additionally, on September 30, 1997, the Company made minor amendments to that filing on From 8-K/A.

(b)Exhibits.
  Page
SEC Exhibit No.Type of Exhibit Number


9    Voting Trust Agreement N/A

10   Material Contracts N/A

10.1 Stock Exchange Agreement between____
     Registrant and Clark Capital Corporation dated June 29, 1996, regarding the sale of Registrant's common stock in Keystone Laboratories, Inc. and Promissory Note.

10.2 Stock Exchange Agreement by and among____
     Registrant, Flowers Properties, Inc., Langdon S. Flowers, Sr., Langdon S. Flowers, Jr., Margaret Flowers Rich, Elizabeth Flowers McKinney, John Howard Flowers and Dorothy Flowers Swinson, dated August 12, 1996.

10.3 Stock Exchange Agreement by and among____
     Registrant, Highland Properties Construction Company, Inc., Langdon S. Flowers, Jr. and George McIntosh, dated August 13, 1996.

10.4 Stock Exchange Agreement by and among____
     Registrant, Barrier Dunes Development Corporation, Langdon S. Flowers, Jr. and Langdon S. Flowers, Sr., dated August 12, 1996.

10.5 Stock Exchange Agreement by and among____
     Registrant, James H. Dahl and Rock Creek Partners, Ltd., regarding Registrant's purchase of common stock of QuinStone Inc. dated
     September 16, 1996.
10.6 Form 10-KSB of Killearn Properties, Inc. for the year ended April 30,1997.

11   Statement Regarding Computation of Per ShareN/A
     Earnings

13   Annual Report to Security HoldersN/A

16 Letter on Change in Certifying AccountantN/A is incorporated herein by reference to Form 8-K filed on September 30, 1996.

18   Letter on Change in Accounting PrinciplesN/A

19   Previously Unfiled DocumentsN/A

21   Subsidiaries of the Registrant____

22 Published Report Regarding Matters SubmittedN/A to Vote of Security Holders

23   Consents of Experts and CounselN/A

24   Power of AttorneyN/A

27   Financial Data Schedule____

99   Additional ExhibitsN/A

                                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PROACTIVE TECHNOLOGIES, INC.


Date:   October 14, 1997   By: /s/ Mark A. Conner
                           Mark A. Conner
                           Chairman of the Board and  President


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   October 14, 1997   By: /s/ Mark A. Conner
                           Mark A. Conner
                           Chairman of the Board and President

Date:   October 14, 1997   By: /s/ James A. Preiss
                           James A. Preiss
                           Director and  Chief Executive Officer

Date:   October 14, 1997   By: /s/ Robert E. Maloney, Jr.
                           Robert E. Maloney, Jr.
                           Director

Date:   October 14, 1997   By: /s/ William Daniels
                           William Daniels
                           Vice-President
                           Chief Financial Officer

Date:   October 14, 1997   By: /s/ Ben S. Branch
                           Ben S. Branch
                           Director
                           Chairman - Audit Committee

Date:   October 14, 1997   By: /s/ Marshall R. Cassedy, Jr.
                           Marshall R. Cassedy, Jr.
                           Director
                           Member - Audit Committee

Date:   October 14, 1997   By: /s/ Langdon S. Flowers, Jr.
                           Langdon S. Flowers, Jr.
                           Director

                          INDEX TO EXHIBITS

Exhibit  Sequential
Number               Description                Page            Number