Form 10KSB/A
period 1997-06-30
PROACTIVE TECHNOLOGIES INC
filed 1997-10-20
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                            FORM 10-KSB/A
           Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
              For the Fiscal Year Ended June 30, 1997
                    Commission File Number 1-8662

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

    In addition, on July 29, 1996, PTE delivered a letter to Killearn's Board of Directors proposing that PTE and Killearn enter into an agreement under which PTE will provide sales personnel, training and techniques, and other management assistance to Killearn in order to increase Killearn's sales of residential lots. Since August 1, 1996, Killearn and PTE have been operating under an informal arrangement for such assistance. On March 10, 1997, Killearn's Board of Directors made a proposal to pay PTE $12,500.00 per month for the services of PTE's sales personnel, retroactive to July 1, 1996.

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

EMPLOYEES

     As of June 30, 1997, the number of persons employed by the Company and each subsidiary was as follows:

     Proactive Technologies, Inc.                               15
     Capital First Holdings, Inc.                                0
     Flowers Properties, Inc.                                    0
     Highland Properties Construction Co., Inc.                  0
     Barrier Dunes Development, Inc.                             0
     Piney-Z, Ltd. (67%)                                         0
     Apalachee Partners, Ltd.  (67%)                             0
     Countryside Partnership (50%)                               0
     Decocrete Worldwide, Inc.                                   0

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

Results of Operations

     Year Ended June 30, 1997 compared with unaudited twelve month results 1996

     Sales for the year ending June 30, 1997, decreased $9,616,124, or approximately 36%, to $17,566,977 compared to $27,183,101 (unaudited)
for the twelve months ending June 30, 1996. This decrease is attributable primarily to a decrease in the availability of commercial property, which was
available and sold during the twelve months ending June 30, 1996.   Gross profit
for this period remained somewhat stable, however, increasing only $27,336 from $5,714,455 (unaudited) for the twelve months ending June 30, 1996 to $5,741,791, for the year ending June 30, 1997. Cost of sales decreased by $9,643,460 from $21,468,646 (unaudited), for the twelve months ending June 30, 1996 to $11,825,186 for the year ending June 30, 1997. Gross profit margin increased 11.68% from 21.0% for the twelve months ended June 30, 1996 to 32.69% for the year ended June 30, 1997. This increase was due primarily to a bulk sale in the current year of a large tract of commercial property within the Apalachee Ltd, partnership in which the company had a low basis resulting in a 68% gross profit margin, which vastly affected the gross profit margin of the Company. Normally, the Company would expect profit margins of 20% to 22% in the future, based on the history of lot sales from inventory over the past several years.

     Selling, general and administrative ("SG&A") expenses increased by $247,887 from $1,703,615 (unaudited) for the twelve months ending June 30, 1996, to $1,951,502 for the year ending June 30, 1997. This increase is due primarily to accounting and other professional fees associated with the Flowers entities and other accounting fees. It is anticipated that professional fees will continue to be higher than normal because of added fees incurred from the new Flowers entities.

     Income tax expense increased only slightly from $836,124 (unaudited) for the twelve months ending June 30, 1996, to $859,887 for the year ended June 30, 1997.

     Minority Interest in earnings of consolidated partnerships of $656,756 arose in the year ended June 30, 1997, as Apalachee Partners, Ltd. began achieving revenues and earnings.

     Net income increased by $280,758, from $922,315 for the twelve months ending June 30, 1996, to $1,203,073 for the year ending June 30, 1997. The increase is primarily attributable to the fact that interest expense decreased $1,315,965 from $2,403,354 for the twelve months ended June 30, 1996 (unaudited) to $1,087,389 for the year ended June 30, 1997. A significant amount of interest expense was capitalized due to the fact that the Company had five different subdivisions being developed during the fiscal year compared to only three a year ago.

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

     The Company's inventory of undeveloped land increased substantially from $4,636,910 on June 30, 1996 to $8,759,754 on June 30, 1997, an
increase of $4,122,844. The increase was primarily due to approximately $4,228,000 worth of undeveloped land acquired from the Flowers acquisitions.

     The largest part of the increase in non-inventory assets resulted from
the Company's financing of certain land sales.   Accounts receivable and notes
receivable increased approximately $3,613,591 due primarily to a $2.5 million note the Company received on the sale of commercial property by Apalachee Partners, Ltd., which note is due and payable on December 31, 1997. Additionally, there was approximately $800,000 obtained in previously existing mortgage receivables from the Flowers acquisitions.

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

     Most of the Company's significant liabilities are reflected in its Notes Payable and arise primarily from debt encumbering the real estate inventory of the Company. (See Note 8 to the Consolidated Financial Statements). Notes Payable increased by $5,469,314, from $17,708,442 on June 30, 1996 to $23,177,756 on June 30, 1997. This increase was caused by:
approximately $5,033,548 in notes payable brought over to the Company's balance sheet as a result of the Flowers acquisitions. Additionally, $2,321,072 in notes payable resulted from the Company obtaining loans for Piney-Z for the purpose of preparing the property for development. During the year, the Company retired approximately $14,409,118 in existing notes payable through its sales. The Company also has a margin account balance of approximately $88,000, which was used to finance the Company's June
24, 1997 purchase of 17,000 shares of Killearn Properties, Inc. common stock.

     The related party note payable increased $1,589,380 to $1,839,380 for the year ended June 30, 1997 from $250,000 for the year ended June 30, 1996.
This increase is due to a note payable to a director arising out of the Flowers acquisitions.

     Accounts payable and accrued expenses increased by $800,922 to $1,908,586 on June 30, 1997 from $1,107,664 on June 30, 1996. This increase was due to the additional expenses associated with the operations of the Flowers acquisitions.

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

     Shareholder's equity increased by $9,444,142, from $6,368,618 on June 30, 1996, to $15,812,760 on June 30, 1997. The increase in equity is attributable
(a) to proceeds from the sale of nearly 1,108,250 shares of common stock pursuant to the exercise of warrants, (net of note receivable of $1,060,984)
(b) the acquisition of the Flowers entities through an exchange of stock which increased equity by $6,812,500 and (c) current year earnings of $1,203,073.

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


                                              /s/ JONES AND KOLB
                                              JONES AND KOLB


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

                                         /s/ Coopers & Lybrand L.L.P.
                                         Coopers & Lybrand L.L.P.
                                         Atlanta, Georgia

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

                                                Six Months
                                 Year Ended     Ended        Year Ended
                                 June 30,       June 30,     December 31,
                                 1997           1996         1995

Sales                            $17,566,977   $10,392,953   $29,970,961
Cost of sales                     11,825,186     8,311,754    23,701,542
                                ____________   ___________   ___________
Gross profit                       5,741,791     2,081,199     6,269,419

Selling, general and
 administrative exp.              (1,951,502)    ( 762,589)   (1,577,420)
Interest expense                  (1,087,389)    ( 705,118)   (2,435,605)
Equity in earnings of
 affiliated companies                    988       281,936             0
Minority interest in earnings
 of consolidated partnerships    (   656,756)            0             0
Other, net                           217,744       186,722       480,132
                                _____________   ___________   ___________
Income before income taxes
 and discontinued
  operations                       2,264,876     1,082,150     2,736,526

Income tax expense                 ( 859,887)     (501,352)     (980,501)
                                _____________   ___________   ___________
Net income before
discontinued
operations                         1,404,989       580,798     1,756,025

Discontinued operations:
     Loss from operations of Golden Eagle
     (less applicable  income tax benefit of
     $186,996)
                                                                (309,936)

     Loss on disposal of Golden Eagle (less
    applicable income tax benefit of $67,862)                   (112,477)

    Loss from operations of
    Decocrete (less applicable
    tax benefit of $121,822,
    and $24,000,
    respectively                    (201,916)     ( 40,934)
                                 ____________    __________   ___________
Net income                       $ 1,203,073     $ 539,864    $1,333,612
                                 ____________    __________   ___________
                                 ____________    __________   ___________
Earnings per share before
 discontinued operations               $ .08         $0.05         $0.16
Discontinued operations                ( .01)          .00          (.04)
                                 ____________    _________    ___________
Earnings per share                     $ .07         $ .05         $ .12
                                 ____________    _________    ___________
                                 ____________    _________    ___________
Weighted average
 shares outstanding               16,732,516    11,870,415    10,739,405
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


                                                                                              Net
                                                                                         Unrealized Gain
                                                                Additional                On Investments
                                            Common Stock         Paid-In       Retained    In Equity     Note
                                         Shares        Amount    Capital       Earnings    Securities   Receivable  Total
Balance at December 31, 1994, restated  10,739,405   $429,576   $171,634       $124,281                              $725,491
Net income December 31, 1995                                                  1,333,612                             1,333,612
                                        __________   _______     _______      _________   ____________   _________  _________
Balance at December 31, 1995, restated  10,739,405    429,576    171,634      1,457,893                             2,059,103
Net income June 30, 1996                                                        539,864                               539,864
Reverse acquisition                                            1,438,790                                            1,438,790
Purchase of common stock
   of Killearn Properties, Inc.            454,400     18,176  1,046,824                                            1,065,000
Acquisition of partnership interest        200,000      8,000    667,000                                              675,000
Services provided for stock                 12,000        480     40,020                                               40,500
Sale of Keystone Laboratories, Inc.                                                                    (1,500,000) (1,500,000)
Exercise of common
   stock warrants                          996,363     39,855  1,952,871                                            1,992,726
Net change in unrealized
   gain on investments                                                                        57,635                   57,635
                                        __________   _______     _______      _________   ____________   _________  _________
Balance at June 30, 1996                12,402,168   496,087   5,317,139      1,997,757       57,635   (1,500,000)  6,368,618
Net income June 30, 1997                                                      1,203,073                             1,203,073
Purchase of common stock of
Killearn Properties, Inc.                  343,800    13,752     744,874                                              758,626
Return of common stock of
Killearn Properties, Inc.                 (326,800)  (13,072)   (752,866)                                            (765,938)
Purchase of Flowers entities             4,500,000   180,000   6,632,500                                            6,812,500
Payment of expenses                         24,500       980      45,020                                               46,000
Issuance of Stock                          100,000     4,000     208,000                                              212,000
Exercise of common stock warrants
    for cash and notes receivable        1,108,250    44,330   2,072,170                                (1,060,984) 1,055,516
Net change in unrealized gain on investments                                                 (57,635)                 (57,635)
Collection on Keystone Note Receivable                                                                     180,000    180,000
                                        __________   _______     _______      _________   ____________   _________  _________
Balance at June 30, 1997                18,151,918  $726,077 $14,266,837     $3,200,830           $0   (2,380,984)$15,812,760

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

     In August, 1996 the Company acquired all of the stock of three separate corporations (the "Flowers Entities") for 4,500,000 shares of the Company's common stock which was valued at $6,812,500, based on renegotiated terms.
The acquisition was accounted for as a purchase and the results of operations of the Flowers Entities are included in the consolidated financial statements from the date of acquisition. Pro forma results of operations as if the acquisition had occurred on July 1, 1996 would not differ materially from that presented in the Company's consolidated statement of operations for the year ended June 30, 1997. Summarized unaudited proforma results of operations for this transaction, as if it had occurred on January 1, 1995 is presented below:


                                    12 Months         6 Months        12 Month
                                    Ending            Ending          Ending
                                    6/30/97           6/30/96         12/31/95
                                    Unaudited         Unaudited       Unaudited


Sales                               17,566,977        11,255,881     31,414,003
                                    __________        __________      _________
                                    __________        __________      _________
Net Income before
     discontinued operations         1,404,989           758,226      2,001,350

Discontinued operations               (201,916)          (40,934)      (422,413)
                                    ___________       __________     __________
Income                               1,203,073           717,292      1,578,937
                                    __________        __________     __________
                                    __________        __________     __________
Earnings per share before
 discontinued operations                  .08               .05             .13

Discontinued operations                  (.01)              .00            (.03)
                                    __________        __________     __________
Earnings per share                        .07               .05             .10
                                    __________        __________     __________
                                    __________        __________     __________
Weighted average shares outstanding 18,267,447        16,370,415     15,239,405
                                    __________        __________     __________
                                    __________        __________     __________




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

6.     Investment in Killearn Properties, Inc.:

     The Company has made investments in Killearn Properties, Inc. ("Killearn") Killearn is the real estate development company from which Capital First acquired its Tallahassee development. Killearn's primary operations include the development of residential property surrounding a golf course in Henry County, Georgia. At June 30, 1997, PTE's aggregate holdings in Killearn were approximately 251,000 shares, representing approximately 28% ownership of Killearn, an increase from the 16% interest held at June 30, 1996. As a result of the increase in ownership during 1997, and the increased influence the Company has gained during the current year, the Company began to apply the equity method to
this investment.   Accordingly, the Company has included in  "Equity in
earnings of affiliated companies" on the income statement $114,157 representing the Company's proportionate share of the earnings of Killearn, net of related amortization. (See also Notes 8 and 10, Notes Payable, and Related Party Transactions).

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

Subsequent to June 30, 1997, the market value of Killearn's common stock increased significantly to approximate the Company's recorded investment.
The difference between the Company's recorded investment and its interest in the underlying equity of net assets has been allocated to land inventories and is being expensed as inventory is sold. The equity in earnings of Killearn was computed as follows:

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

     In addition the Company owns a 67% interest in two separate partnerships, Piney-Z, Ltd. and Apalachee Partners, Ltd. Based on the majority ownership and control of these partnerships, they are consolidated in the Company's financial statements. The 33% minority interest in the earnings of the partnerships has been deducted from the operating results of the Company and is reflected on the balance sheet net of a $350,000 distribution paid to the minority partner.

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

     The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner, President of the Company, Robert E. Maloney, Jr., and Langdon S. Flowers, Jr., directors of the Company were named to the Board of Killearn. On November 1, 1996, Mr. Conner was named Chairman of Killearn. At June 30, 1997, the Company owned 250,750 shares, or 28.26% of Killearn stock. Since August 1, 1996, Killearn and PTE have been operating under an informal arrangement for the services of certain personnel. On March 10. 1997, Killearn's Board of Directors ratified a proposal to pay PTE $12,500 per month for the services of PTE's sales personnel, retroactive to July 1, 1996. During fiscal 1997, the Company received $150,000 in consulting fees from Killearn
Properties, Inc.

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

     During August 1996, the Company purchased Barrier Dunes Development Corporation, which had previously purchased a building for $550,000 from Killearn Properties, Inc. through the issuance of a promissory note. Such note is included in notes payable in the accompanying balance sheet and bears interest at 9% per annum.

     During 1997, the Company sold 100,000 shares of Company stock to an individual who subsequently became a director for $212,000. Also, the Company traded with two other individuals, who subsequently became directors, a total of 472,200 shares of Company stock for 118,050 shares of Killearn Properties, Inc. stock during 1996 and 1997.

     Effective August 12, 1996, the Company acquired from an individual who subsequent ly became a director, all of the voting common stock of Flowers Properties, Inc., Highland Properties Construction Company, Inc., and Barrier Dunes Development Corporation, Inc., in exchange for Company stock. Under the agreement, the 2,565,000 shares originally issued were adjusted as a result of the average quoted market price of the shares for the ten trading days prior to December 31, 1996, if it was below $3.50 per share. The Company re-negotiated the transaction and issued an additional 1,935,000 additional shares for the above transactions. The purchased corporations operations principally consist of developed and undeveloped land in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations has been added to the land inventory of the Company. As of June 30, 1997 the land in South Georgia contains a mortgage in the approximate amount of $1.8 million which is payable to a director of the Company. The acquisition was accounted for under the purchase method of accounting.

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

     During 1996 and 1997, the Company traded with two individuals who were eventually named directors, a total of 472,200 shares of Company stock for 118,050 shares of Killearn Properties, Inc. stock.

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

14.     Statement of Operations for the Twelve Months Ended June 30, 1996
          (Unaudited):

     Summarized consolidated results of operations of the Company for the year ended June 30, 1996 were as follows:

                                                         Twelve Months
                                                            Ended
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

Item 10.     Executive Compensation.

                                   SUMMARY COMPENSATION TABLE
                                        (Year ended June 30, 1997)

Name and                                         Long-term    Other Annual
Principal Position       Salary        Bonus     Compensation Compensation

Mark A. Conner  (1)
Chairman of the Board,
President               $ 61,200        --0--      --0--      $ 168,125 (2)

James A. Preiss (3)
Chief Executive Officer $103,844        --0--      --0--      $ 216,000 (4)

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

Name and Address               Number of Shares           Percent
of Beneficial Owner            Beneficially Owned         of Class

Mark A. Conner                    4,100,000               22.59% (1)
7118 Beech Ridge Trail
Tallahassee, Florida  32312

James A. Preiss                   4,100,000               22.59% (1)
7118 Beech Ridge Trail
Tallahassee, Florida 32312

Langdon S. Flowers, Jr.           3,055,200               16.80% (1)
329 N. Broad
Thomasville, Georgia 31792

Ben S. Branch                       409,000                2.25% (1)
University Of Massachusetts
Amherst, MA.

Robert E. Maloney, Jr.               25,000                < 1%  (1)
7118 Beech Ridge Trail
Tallahassee, FL 32312

George McIntosh                   1,444,800                7.96% (1)
601 N. Slappey Blvd.
Albany, Georgia 31702            __________                _________

All Directors and Officers
as a Group                       13,134,000                 72.36% (1)
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

(b)EXHIBITS.

Exhibit No.  Description               Page Number or Incorporated
                                By Reference to the Document Listed Below

2           Plan of Acquisition, Reorganization,
            Arrangement, Liquidation, or
            Succession                            N/A

3           Articles of Incorporation and Bylaws-
            Certificate of Incorporation of the
            Company                               1991 Annual Report on
                                                  Form 10-K, Exhibit 3.1
3.1         Amendment of the Certificate of
            Incorporation of the Company          1991 Annual Report on
                                                  Form 10-K, Exhibit 3.2

3.2         Amendment of the Certificate of
            Incorporation of the Company          Form 10-QSB for the
                                                  Period ended 12/31/94, Item 5

3.3         Bylaws of the Company                 1991 Annual Report on Form
                                                  10-KSB Exhibit 3.3

4.1         Registrant's Equity Holders'
            Plan of Reorganization dated 11/21/95 Form 8-K filed 1/11/96

9           Voting Trust Agreement                N/A

10          Material Contracts                    N/A

10.1        Stock Exchange Agreement between
            Registrant and Clark Capital
            Corporation dated June 29, 1996,
            regarding the sale of Registrant's
            common stock in Keystone Laboratories,
            Inc. and Promissory Note.             Form 10-KSB  6/30/96

10.2        Stock Exchange Agreement by and
            among Registrant, Flowers Properties,
            Inc., Langdon S. Flowers, Sr., Langdon
            S. Flowers, Jr., Margaret Flowers Rich,
            Elizabeth Flowers McKinney, John Howard
            Flowers and Dorothy Flowers Swinson,
            dated August 12, 1996.                Form 10-KSB  6/30/96

10.3        Stock Exchange Agreement by and among
            Registrant, Highland Properties
            Construction Company, Inc., Langdon S.
            Flowers, Jr. and George McIntosh,
            dated August 13, 1996.                Form 10-KB   6/30/96

10.4        Stock Exchange Agreement by and among
            Registrant, Barrier Dunes Development
            Corporation, Langdon S. Flowers, Jr.
            and Langdon S. Flowers, Sr., dated
            August 12, 1996.

10.5        Stock Exchange Agreement by and among
            Registrant, James H. Dahl and Rock Creek
            Partners, Ltd., regarding Registrant's
            purchase of common stock of QuinStone Inc.
            dated September 16, 1996.             Form 10-KSB  6/30/96

10.6        Form 10-KSB of Killearn Properties, Inc.
            for the year ended April 30,1997.     Killearn Properties, Inc.
                                                  Form 10-KSB  4/30/97

11          Statement Regarding Computation of
            Per Share Earnings                    N/A

13          Annual Report to Security Holders     N/A

16          Letter on Change in Certifying
            Accountant                            Page EX-16

18          Letter on Change in Accounting
            Principles                            N/A

19          Previously Unfiled Documents          N/A

21          Subsidiaries of the Registrant        Page EX-21

22          Published Report Regarding Matters
            Submitted to Vote of Security Holders N/A

23          Consents of Experts and Counsel       N/A

24          Power of Attorney                     N/A

27          Financial Data Schedule               Page EX-27

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

Date:   October 14, 1997   By: /s/ Marshall R. Cassedy, Jr.
                           Marshall R. Cassedy, Jr.
                           Director
                           Member - Audit Committee

Date:   October 14, 1997   By: /s/ Langdon S. Flowers, Jr.
                           Langdon S. Flowers, Jr.
                           Director

                          INDEX TO EXHIBITS

Exhibit  Sequential
Number               Description                Page Number

16                  Letter on Change of Certifying
                    Accountant                      EX-16

21                  Subsidiaries of registrant      EX-21

27                  Financial Data Schedule         EX-27

EX-16

Letter on Change of Certifying Accountants

September 16, 1997

Securities and Exchange Commission
450 5th Street, N.W.
Washington, D.C. 20549

Gentlemen:

We have read the statements made by Proactive Technologies, Inc. (copies attached), which we understand were filed with the Commission, pursuant to Item 4 of Form 8-K, as part of the Company's Form 8-K report for the month of September, 1997.
We agree with the statements concerning our Firm in such Form 8-K.

Very truly yours,

/s/ Coopers & Lybrand, L.L.P.
Coopers & Lybrand, L.L.P.

EX-21

Subsidiaries of the Registrant

     Proactive Technologies, Inc.
     Capital First Holdings, Inc.
     Flowers Properties, Inc.
     Highland Properties Construction Co., Inc.
     Barrier Dunes Development, Inc.
     Decocrete Worldwide, Inc.
     Piney-Z, Ltd. (67%)
     Apalachee Partners, Ltd. (67%)
     Countryside Partnership (50%)