Form 10QSB
period 1997-09-30
PROACTIVE TECHNOLOGIES INC
filed 1997-11-14
CIK 722839

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             September 30, 1997

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

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of October 31, 1997 was 18,445,648.

    Transitional Small Business Disclosure Format (Check one):Yes______No ___X____


                       PROACTIVE TECHNOLOGIES, INC.
                            Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet               3
              September 30, 1997 and June 30, 1997

              Condensed Consolidated Statements of
              Income for the Three Months
              Ended September 30, 1997 and 1996                  4

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              September 30, 1997 and 1996                        5

              Notes to Condensed Consolidated Financial
              Statements                                         6-8


Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         9-11


PART II   OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 4.     Submission of Matters to a Vote of Security Holders  11

Item 5.     Other Information                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                        11

EXHIBIT INDEX                                                    12


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (000's except for outstanding shares)
                                              September 30,     June 30,
                                                   1997           1997
ASSETS:

Real estate inventories                        $  36,574       $  36,425
Cash and equivalents                                 155             292
Property and equipment, net                        1,016           1,037
Investment in Killearn Properties, Inc.            3,041           2,253
Other Investments                                    318             242
Other assets                                         241             250
Notes Receivable                                   4,856           4,730
                                               _________       _________
TOTAL ASSETS                                   $  46,201       $  45,229
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                                  $  23,458       $  23,178
Accounts payable and accrued expenses              2,024           1,908
Income taxes payable                               1,890           1,717
Deferred income tax liability                      1,232           1,232
Deferred revenue                                     109             109
Deferred compensation payable                        304             387
Customer deposits                                    344             572
                                               _________       _________
Total Liabilities                              $  29,361       $  29,103

Minority Interest                                    313             313

Stockholders' Equity:
Common stock - par value $.04 per
share; authorized 60,000,000 shares;
issued 18,445,648                                    738             726
Paid-in capital                                   12,285          11,886
Retained earnings                                  3,504           3,201
                                               _________       _________
      Total Stockholders' Equity               $  16,527       $  15,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  46,201       $  45,229
                                               =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements


       PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
 (In 000's, except for earnings per share and outstanding shares)
                                                Three Months Ended
                                                    September 30,
                                               1997            1996
Net sales                                      $  2,543        $  5,881
Cost of sales                                     1,544           3,692
Selling, general
    and administrative expenses                     301             409
                                               ________        ________
Income from operations                              698           1,780

Other Income (deductions):
   Interest (expense)                              (181)           (364)
   Other income (expense), net                     ( 26)            105
   Minority Interest                                ( 1)           ( 18)
                                               ________        ________
 Income from continuing operations
  before income taxes                               490           1,503
Income tax  expense                                (180)           (436)
                                               ________        ________
Net income before discontinued
   operations                                  $    310        $  1,067
Discontinued operations:
   Loss from operations of Decocrete
    Worldwide, less applicable tax
    benefit of $5,000 and $25,000,
    respectively                                    ( 7)           ( 41)
                                               ________        ________
Net income                                     $    303        $  1,026
                                               ========        ========
Earnings per share before
  Discontinued operations                      $    .02        $    .08
Discontinued operations                        $    .00        $    .00
                                               ________        ________
Earnings per share                             $    .02        $    .08
                                               ========        ========
Adjusted shares outstanding
  primary and fully diluted                  18,234,929      13,229,342
Dividends Paid                                     NONE            NONE

See Accompanying Notes to Condensed Consolidated Financial Statements


            PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (In 000's)
                                                Three Months Ended
                                                    September 30
                                               1997            1996

Net Cash provided by operating activities      $     164       $ (  770)
                                               _________       ________

Cash Flows from Investing Activities:
   Distribution from real estate ventures              0             21
   Investment in real estate ventures                  5            ( 2)
   Purchase of investments in equity securities   (1,020)           (66)
   Purchase of property and equipment                  0              0
                                               _________       _________
Net Cash used in investing activities             (1,015)           (43)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants            0            890
   Proceeds from issuance of notes payable         2,623          1,616
   Repayments of amounts borrowed                 (1,799)        (1,644)
                                               _________       ________

Net Cash provided by financing activities            824            862
                                               _________       ________
Net (Decrease) Increase in Cash
   and Cash Equivalents                             ( 27)            45
                                               _________       ________

Cash and Cash Equivalents, Beginning of Period       182            154
                                               _________       ________

Cash and Cash Equivalents, End of Period       $     155       $    199
                                               =========       ========


See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months Ended September 30, 1997

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

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-KA for the year ended December 31, 1995, the Company's Form 10-KSB for the year ended June 30, 1997, and the Company's Form 10-KSB for the six months ended June 30, 1996. A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

(2)   Acquisitions and Dispositions

      Effective August 12, 1996, the Company acquired all of the voting common stock of Flowers Properties, Inc., Highland Properties Construction Company, Inc., and Barrier Dunes Development Corporation in exchange for approximately 2,565,000 shares of PTE common stock with a stated value of $3.50 per share. Under the agreement, the number of shares was to be adjusted in the event the quoted market price of the shares at December 31, 1996 was less than $3.50 per share.
Subsequently, the Company has amended this Agreement with the final
resolution as to the number of shares issued.   On April 3, 1997 the
Company and the Flowers group agreed upon the final number of shares to be issued for the three corporations known as the Flowers entities. By mutual agreement between the parties, it was decided that the number of shares to be paid for the entities would be 4.5 million shares as follows: Highlands Properties Construction Company, Inc. - 3,200,000 shares; Flowers Properties, Inc. - 800,000 shares; and Barrier Dunes Development Corporation - 500,000 shares. The purchased corporations operations principally consist of land development in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these
corporations has been added to the land inventory of the Company. This acquisition will be accounted for under the purchase method of accounting.

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

     During August 1996, PTE acquired approximately 85,950 additional shares of KPI stock, increasing its ownership interest in KPI to approximately 22%. On July 29, 1996, PTE proposed to KPI's Board of Directors that PTE be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that KPI's board include two additional representatives of PTE. On July 31, 1996, KPI's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between KPI and KPI's Chairman.
The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner was named Chairman of the Board of KPI. Additionally, Langdon S. Flowers, Jr., and Robert Maloney, Jr. were named as Directors of KPI. On November 1, 1996,
J.T. Williams, Jr., President, resigned his position and the Board of Killearn Properties, Inc. (AMEX:KPI) named Mark A. Conner as Chief Executive Officer. The transaction was completed on November 16, 1996, at which time, PTE's holdings in KPI were increased to approximately 25.6%.

     The Company has continued to make investments in Killearn Properties, Inc., including acquisitions during the three months ended September 30, 1997, of an additional 155,426 shares of KPI, in exchange for approximately $323,000 in cash, $198,000 in promissory notes, and 294,000 shares of Company voting stock, bringing its holdings in KPI to approximately 45.77%.

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


(3)   Debt

   In July, 1997, the Company borrowed $250,000 for the purchase of additional shares of KPI. Further, in September, the Company obtained a new loan for approximately $870,000, refinanced the above amount together with an additional $500,000, all of which was collateralized by 288,000 shares of KPI stock.

  Also, in July, 1997, the Company refinanced two loans of approximately $1,750,000, of which approximately $930,000 paid off an obligation to KPI, and $600,000 paid off an obligation to Capital City Bank. The new loan carries an annual percentage rate of ten percent and is due and payable in July 1998.


(4)   Earnings Per Share

   Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent: The weighted number of shares outstanding was 18,234,929 for the three month period presented. This number was achieved after taking the 18,151,918 shares outstanding as of June 30, 1997 and adding to it the 293,730 shares issued on September 4, 1997 for 58,746 shares of Killearn Properties, Inc. common stock from a shareholder

(5)   Subsequent Events

   On October 1, 1997, the Company received a loan of $270,000 from a Company which a director has interest. The note is collateralized by property in Albany, Georgia, and is due November 29, 1997.

   The Company, which has a collective ownership interest of 66 2/3% of the Piney-Z Partnerships, caused Piney-Z, Ltd. partnership to file a Petition with the City of Tallahassee, Florida to form a Community Development District ("CDD") under Florida Statutes Chapter 190. On June 11, 1997, the City Commission of the City of Tallahassee (the "City") established the CDD by Ordinance 97-O-0033AA, under provisions of Chapter 190 for the purposes of financing and managing the acquisition, construction, maintenance and operation of a portion of the infrastructure necessary for community development. The District is authorized to issue bonds for the purpose of financing, funding, planning, establishing, operating and maintaining water management, water supply, sewer and wastewater management, district roads, street lights and other basic infrastructure projects within or without the boundaries of the District. Additionally, through an Interlocal Agreement, dated with the City of Tallahassee, the City has agreed to pay 57% of the total costs of construction of Conner Boulevard, the primary thoroughfare through Piney-Z.

   On November 3, 1997, the Company purchased approximately 750 acres of golf course and surrounding land in the Freeport, Florida area for a total purchase price of $2.6 million. As a result of the transaction, the Company acquired debt in the amount of approximately $2.2 million, $2.1 million of which bears interest at the rate of ten per cent (10%) with interest due semi-annually.


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

   The effect that the treatment of Decocrete as a discontinued operation had on the Balance Sheet for September 30, 1997 was a reduction in total assets and equity of approximately $134,000. The effect that the treatment had on the Consolidated Statement of Profit or Loss for the three months ended September 30, 1997 was a loss of approximately $12,000 due to depreciation and amortization expense with no sales. Additionally, certain amounts in the September 30, 1996 financial statements and notes to consolidated financial statements have been reclassified to conform to the September 30, 1997 presentation.
The effect that the treatment had on the Consolidated Statement of Profit or Loss for the three months ended September 30, 1996 was a reduction in sales of approximately $119,000, a reduction on cost of sales of approximately $77,000, a reduction in selling, general and administrative expenses of $106,000, and an increase to net income before discontinued operations of $41,000.


      QuinStone Industries, Inc., ("QuinStone") a manufacturer of synthetic building products, became an 82% owned subsidiary of the Company on September 9, 1996. This transaction was rescinded, however, on November 16, 1996. Consequently, the June 30, 1997 and September 30, 1997 balance sheets of QuinStone and results of operations are not included in this report.

     On December 31, 1995, Mark A. Conner contributed to Capital First his 33 1/3% limited partnership interest in Piney-Z Ltd. and Apalachee Partners, Ltd. (the "Piney-Z Partnerships"). The Piney-Z Partnerships were formed in October 1995, by Conner, J. T. Williams and Grace Dansby to develop the "Piney-Z" development, an approximately 400 acre mixed-use development north of Tallahassee. On May 17, 1996, the Company purchased Williams' 33 1/3% general partnership. In the acquisition,
the Company issued to Williams 200,000 shares of its common stock
(valued at $675,000) and repaid Williams a $25,000 advance he had made to the Piney-Z Partnerships. As a result of these acquisitions, as of September 30, 1997, the Company and Capital First had a collective ownership interest of 66 2/3% of the Piney-Z Partnerships.
Because of the ownership percentage in the partnership (and the fact that the Company became the sole general partner), the results of the Piney-Z Partnerships have been consolidated in the Company's financial statements for the three month periods ended September 30, 1996 and 1997.

     Results of Operations

     Net sales decreased approximately $3,338,000 (56.76%) during the current three month period compared to the same period a year ago. Real estate market conditions continued downward in the southeastern United States, and specifically in the northern Florida, resulting in a decline in overall general sales.

     Cost of sales, as a percentage of sales, was 60.7% for the current three month period and 62.8% for the same period a year ago. The gross profit margin for the current three month period decreased to 27.45% as compared to 30.27% for the same period a year ago. This decrease in profit margin on net sales was primarily due to the sale of Piney-Z commercial property during the three months ended September 30, 1996 which had a gross profit margin of approximately 61%. Profit margins between 21% and 26% are expected to be maintained assuming no great fluctuations in the current interest rates.

     Selling, general, and administrative ("SG&A") expenses decreased $108,000, during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 as the Company continues to implement cost improvement policies. SG&A for the three months ended September 30, 1997 was about 11.83%, increasing almost 5% over the 6.95% for the three months ended September 30, 1996. Management attributes this percentage cost increase to a decrease in commercial sales of low basis property the additional salary of the new CEO with the Company. Management believes that 11% to 12% SG&A percentage to be fairly constant with necessary additional professional and other administrative fees associated with being a public corporation.

      Interest expense decreased $183,000 or 50% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. This decrease is primarily due to the refinance of existing debt at lower interest rates.

     Other income was down $131,000 for the three months ended September 30, 1997 to an expense of $26,000 compared to a revenue of $125,000 for that same period in 1996. This decrease was primarily due to the amortization of investment in Killearn Properties, Inc.


      Liquidity


      Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its
current operations and provide for its current capital expenditure requirements.


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


Financial Condition


     Total assets increased a net total of $972,000 from June 30, 1997 to September 30, 1997; Real estate inventories increased $149,000 primarily due to the acquisition of additional single family lots in Tallahassee. Notes receivable increased $126,000 due primarily to one receivable from a joint venture for property in Thomasville.
Investments in Killearn Properties increased approximately $788,000 as a result of the acquisition of additional shares of Killearn Properties, Inc. (AMEX:KPI), bringing its total investment to 45.78% of the total issued and outstanding shares of KPI.

     Total liabilities increased $288,000 from June 30, 1997 to
September 30, 1997, primarily due to new debt which arose relating to the purchase of additional shares of Killearn Properties, Inc. stock.


      Total Shareholders' equity increased $714,000 during the current three month period, due primarily to the current quarterly earnings of $303,000 and additional paid-in capital of approximately $400,000 from the acquisition of additional KPI shares.

      Management hopes to continue its residential development business in Florida and Georgia, and will continue to look explore other possible acquisitions to complement its existing businesses.



PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings      The Company and its subsidiaries are
involved from time to time in various claims and legal actions in the ordinary course of business. In the opinion of management, the Company and its subsidiaries are not party to any other legal proceedings, the adverse outcome of which, would have any material adverse effect on its business, its assets, or results of operations.


ITEM 4.   Submission of Matters to a Vote of Security Holders

       During the three months ended September 30, 1997, there were no matters submitted to a vote of the security holders of the Company.

ITEM 5.   Other Information

NONE

ITEM 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

   The following reports on Form 8-K or Form 8-K/A were prepared and filed during the three months ended September 30, 1997:

  (1)July 29, 1997: 8-K/A: On July 29, 1997, the Board of Directors changed the year end back to June 30. Previously, and as reported on Form 8-K filed on May 6, 1997, the Board of Directors approved the change of the fiscal year end from June 30 to April 30.

(2) September 16, 1997, the Company filed Form 8-K regarding its change in certifying accountants from Coopers & Lybrand, L.L.P. to Jones and Kolb. The report of Coopers and Lybrand did not contain an adverse opinion or disclaimer of opinion and was not modified.

(3) September 30, 1997, the Company made minor amendments to the September 16, 1996 filing on Form 8-K/A.



SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PROACTIVE TECHNOLOGIES, INC.
                                         (Registrant)


Date: November 14, 1997             By:   /s/  Mark A. Conner
                                    Mark A. Conner, President


EXHIBIT INDEX


           Exhibit No.            Description               Page No.

              27             Financial Data Schedule             15
12

