Form 10QSB
period 1997-12-31
PROACTIVE TECHNOLOGIES INC
filed 1998-02-17
CIK 722839

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             December 31, 1997

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

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of February 11, 1997 was 18,445,648.

    Transitional Small Business Disclosure Format (Check one):Yes______No ___X____


                       PROACTIVE TECHNOLOGIES, INC.
                            Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet               3
              December 31, 1997 and June 30, 1997

              Condensed Consolidated Statements of
              Income for the Three Months and Six Months
              Ended December 31, 1997 and 1996                  4

              Condensed Consolidated Statements of
              Cash Flows for the Six Months Ended
              December 31, 1997 and 1996                        5

              Notes to Condensed Consolidated Financial
              Statements                                         6-8


Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         9-11


PART II   OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 4.     Submission of Matters to a Vote of Security Holders  11

Item 5.     Other Information                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                        11

EXHIBIT INDEX                                                    12


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (000's except for outstanding shares)
                                              December 30,     June 30,
                                                   1997           1997
ASSETS:

Real estate inventories                        $  38,322       $  36,425
Cash and equivalents                                 102             292
Property and equipment, net                          995           1,037
Investment in Killearn Properties, Inc.            2,982           2,253
Other Investments                                    134             242
Other assets                                         233             250
Notes Receivable                                   2,589           4,730
                                               _________       _________
TOTAL ASSETS                                   $  45,357       $  45,229
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                                  $  23,527       $  23,178
Accounts payable and accrued expenses              1,551           1,908
Income taxes payable                               1,542           1,717
Deferred income tax liability                      1,232           1,232
Deferred revenue                                     109             109
Deferred compensation payable                        304             387
Customer deposits                                    404             572
                                               _________       _________
Total Liabilities                              $  28,669       $  29,103

Minority Interest                                    313             313

Stockholders' Equity:
Common stock - par value $.04 per
share; authorized 60,000,000 shares;
issued 18,445,648                                    738             726
Paid-in capital                                   12,285          11,886
Retained earnings                                  3,352           3,201
                                               _________       _________
      Total Stockholders' Equity               $  16,383       $  15,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  45,357       $  45,229
                                               =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements


       PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
 (In 000's, except for earnings per share and outstanding shares)
                            Three Months Ended        Six Months Ended
                               December 31,              December 31,
                           1997          1996         1997         1996
Net sales                $ 1,711       $  2,098    $ 4,254       $ 7,979
Cost of sales              1,250          1,263      2,794         4,955
Selling, general and
 administrative expenses     354            310        655           719
                          ________      ________   _________     ________
Income from operations       107            525        805         2,305

Other Income (deductions):
 Interest (expense)         (281)          (352)      (462)       (  717)
 Other income (expense),
  net                       ( 16)             8       ( 42)          115
 Minority Interest          ( 37)            20       ( 38)        (   1)
                          ________       ________  _________     _________
(Loss) income from
 continuing operations
 before income taxes       ( 227)           201        263         1,702
Income tax (benefit)
   expense                 (  83)            70         97           497
                          ________       ________  __________    _________
Net (loss) income before
 discontinued operations $ ( 144)           131        166         1,205
Discontinued operations:
   Loss from operations
   of Decocrete Worldwide,
   less applicable tax
   benefit of $3,000 and
   $8,000,respectively      (  8)           (13)       (15)          (61)
                          ________      _________  __________    _________
Net (loss) income        $  (152)       $   118     $  151       $ 1,144
                          ========      ========   ==========    =========
Earnings per share before
  Discontinued operations$  (.01)           .01        .01       $ .0724
Discontinued operations  $   .00       $    .00     $  .00       $ .00
                          ________      ________   __________    _________
Earnings per share       $  (.01)      $    .01     $  .01       $ .0724
                          ========      ========   ==========    =========
Adjusted shares
 outstanding primary and
 fully diluted            18,448,718   15,794,342  18,448,718   15,794,342
Dividends Paid               NONE          NONE       NONE         NONE

See Accompanying Notes to Condensed Consolidated Financial Statements


            PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (In 000's)
                                                   Six Months Ended
                                                      December 31
                                                 1997             1996

Net Cash provided by operating activities      $   118         $ (  938)
                                               _________       ________

Cash Flows from Investing Activities:
   Distribution from real estate ventures           27               32
   Investment in real estate ventures                5              ( 5)
   Purchase of investments in equity securities (1,020)             (76)
   Purchase of property and equipment                0              ( 5)
                                               _________       _________
Net Cash used in investing activities            ( 988)             (54)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants          0            1,119
   Proceeds from issuance of notes payable       5,216            3,183
   Repayments of amounts borrowed               (4,399)          (3,257)
                                               _________       ________

Net Cash provided by financing activities          817            1,045
                                               _________       ________
Net (Decrease) Increase in Cash
   and Cash Equivalents                          (  53)              53
                                               _________       ________

Cash and Cash Equivalents, Beginning of Period     155              154
                                               _________       ________

Cash and Cash Equivalents, End of Period       $   102         $    207
                                               =========       ========


See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months and Six Months Ended December 31, 1997

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

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-KA for the year ended December 31, 1995, the Company's Form 10-KSB for the year ended June 30, 1997, and the Company's Form 10-QSB for the three months ended September 30, 1997 (filed by EDGAR on November 14, 1997). A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

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

     During August 1996, PTing receivable
from the sale of a large commercial tract of property near Piney-Z Plantation. Additionally, the Company acquired a receivable in the amount of $126,000 as a result of a joint venture agreement to develop land in Thomasville, Georgia. Investments in Killearn Properties increased approximately $788,000 as a result of the acquisition of additional shares of Killearn Properties, Inc. (AMEX:KPI), bringing its total investment to 45.78% of the total issued and outstanding shares of KPI.

     Total liabilities decreased $351,000 from June 30, 1997 to
December 31, 1997, primarily due to the payment of income taxes payable in the total amount of $175,000, and the return of about $168,000 in customer deposits.

      Total Shareholders' equity increased $570,000 during the current six month period, due primarily to the six month earnings of $151,000 and additional paid-in capital of approximately $400,000 from the acquisition of additional KPI shares.

      Management plans to continue its residential development business in Florida and Georgia, and intends to focus on the marketing and sale of its existing inventory, and will continue to look explore other possible acquisitions to complement its existing businesses.


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


ITEM 4.   Submission of Matters to a Vote of Security Holders

       During the three months ended December 31, 1997, the Company held its Annual Meeting at which time the slate of directors for the next terms were made, and the following persons were elected to the Board of Directors: Ben S. Branch, Marshall R. Cassedy, Jr., Mark A. Conner, Langdon S. Flowers, Jr., Robert Maloney, and James A. Preiss. Other than the above, there were no other matters submitted to a vote of the security holders of the Company.

ITEM 5.   Other Information

NONE

ITEM 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits:  None

        (b)  Reports on Form 8-K:

   The following reports on Form 8-K or Form 8-K/A were prepared and filed during the three months ended December 31, 1997:

(1) December 2, 1997, the Company filed Form 8-K/A regarding its change in certifying accountants from Coopers & Lybrand, L.L.P. to Jones and Kolb. The report of Coopers and Lybrand did not contain an adverse opinion or disclaimer of opinion and was not modified, and its letter attesting to this fact was attached.



SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PROACTIVE TECHNOLOGIES, INC.
                                         (Registrant)


Date: February 13, 1997             By:   /s/  Mark A. Conner
                                    Mark A. Conner, President


EXHIBIT INDEX


           Exhibit No.            Description               Page No.

              27             Financial Data Schedule             15

12
