Form 10QSB
period 1998-03-31
PROACTIVE TECHNOLOGIES INC
filed 1998-05-20
CIK 722839

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             March 31, 1998

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

                           (850) 668-8500
              (Registrant's telephone number, including area code)

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

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of May 11, 1998 was 18,445,648.

    Transitional Small Business Disclosure Format (Check one):Yes______No ___X____


                       PROACTIVE TECHNOLOGIES, INC.
                            Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet               3
              March 31, 1998 and June 30, 1997

              Condensed Consolidated Statements of
              Income for the Three Months and Nine Months
              Ended March 31, 1998 and 1997                      4

              Condensed Consolidated Statements of
              Cash Flows for the Nine Months Ended
              March 31, 1998 and 1997                            5

              Notes to Condensed Consolidated Financial
              Statements                                         6-8


Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         9-11


PART II   OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 4.     Submission of Matters to a Vote of Security Holders  11

Item 5.     Other Information                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                        11

EXHIBIT INDEX                                                    12


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (000's except for outstanding shares)
                                               March 31,       June 30,
                                                   1998           1997
ASSETS:

Real estate inventories                        $  39,008       $  36,425
Cash and equivalents                                 153             292
Property and equipment, net                          613           1,037
Investment in Killearn Properties, Inc.            1,321           2,253
Other Investments                                    220             242
Other assets                                         762             250
Notes Receivable                                   3,410           4,730
                                               _________       _________
TOTAL ASSETS                                   $  45,487       $  45,229
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                                  $  25,136       $  23,178
Accounts payable and accrued expenses                793           1,908
Income taxes payable                               1,640           1,717
Deferred income tax liability                      1,597           1,232
Deferred revenue                                     109             109
Deferred compensation payable                          0             387
Customer deposits                                    265             572
                                               _________       _________
Total Liabilities                              $  29,540       $  29,103

Minority Interest                                      6             313

Stockholders' Equity:
Common stock - par value $.04 per
share; authorized 60,000,000 shares;
issued 18,445,648                                    738             726
Paid-in capital                                   11,402          11,886
Retained earnings                                  3,801           3,201
                                               _________       _________
      Total Stockholders' Equity               $  15,941       $  15,813

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  45,487       $  45,229
                                               =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements


       PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
 (In 000's, except for earnings per share and outstanding shares)
                            Three Months Ended        Nine Months Ended
                               March 31,                   March 31,
                           1998          1997         1998.       1997
Net sales                $ 8,346       $  3,601    $ 12,600    $11,729
Cost of sales              7,063          2,831       9,857      7,878
Selling, general and
 administrative expenses     490            488       1,145      1,348
                          ________      ________   _________   ________
Income from operations       793            282       1,598      2,503
Other Income (deductions):
 Interest (expense)         (258 )         ( 62)      ( 720)    (  779)
 Other income (expense),
  net                        305           ( 48)        261         67
 Minority Interest             0              1       (  38)         0
                          ________       ________  _________   ________
(Loss) income from
 continuing operations
 before income taxes         840            173       1,103      1,791
Income tax (benefit)
   expense                   176             65         273        539
                          ________       ________  __________  ________
Net (loss) income before
 discontinued operations $   664            108         830      1,252
Discontinued operations:
   Loss from operations
   of Decocrete Worldwide,
   less applicable tax
   benefit of $3,000 and
   $8,000,respectively      (  8)             0        ( 23 )    ( 61)          (  )
                          ________      _________  __________  ________
Net (loss) income        $   656        $   108     $   807    $ 1,191
                          ========      ========   ==========  ========
Earnings per share before
  Discontinued operations$    .04      $    .01     $   .04375  $ .0745
Discontinued operations  $    .00      $    .00     $   .00     $  .00
                          ________      ________   __________   _______
Earnings per share       $    .04      $    .01     $   .04375  $ .0745
                          ========      ========   ==========   =======
Adjusted shares
 outstanding primary and
 fully diluted          18,448,718   16,441,505  18,448,718  15,971,484
Dividends Paid              NONE          NONE       NONE        NONE

See Accompanying Notes to Condensed Consolidated Financial Statements


            PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (In 000's)
                                                   Nine Months Ended
                                                        March 31
                                                 1998             1997

Net Cash provided by operating activities      $ 2,328        $ (1,676)
                                               _________       ________

Cash Flows from Investing Activities:
   Distribution from real estate ventures           27               32
   Investment in real estate ventures                5            (   5)
   Purchase of investments in equity securities( 1,020)           ( 650)
   Purchase of property and equipment                0            ( 794)
                                               _________       _________
Net Cash used in investing activities           (  988)          (1,417)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants          0            1,119
   Proceeds from issuance of notes payable       5,620            4,085
   Repayments of amounts borrowed               (6,989)          (2,106)
                                               _________       ________

Net Cash provided by financing activities       (1,369)           3,098
                                               _________       ________
Net (Decrease) Increase in Cash
   and Cash Equivalents                          (  29)               5
                                               _________       ________

Cash and Cash Equivalents, Beginning of Period     182              154
                                               _________       ________

Cash and Cash Equivalents, End of Period       $   153         $    159
                                               =========       ========


See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months and Nine Months Ended March 31, 1998

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

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-KA for the year ended December 31, 1995, the Company's Form 10-KSB for the year ended June 30, 1997, the Company's Form 10-QSB for the three months ended September 30, 1997 (filed by EDGAR on November 14, 1997), and the Company's Form 10-QSB for the three months and six months ended December 31, 1997 (filed by EDGAR on February 14, 1998). A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

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

     The Company continued to make investments in Killearn
Properties, Inc., including acquisitions during the three months ended September 30, 1997, of an additional 155,426 shares of KPI, in exchange for approximately $323,000 in cash, $198,000 in promissory notes, and 294,000 shares of Company voting stock, bringing its holdings in KPI to approximately 45.77%.

     Subsequent to the end of the quarter, the Company learned that J.T. Williams, whom the Company had entered into a prior agreement (see Form 13D/A filed October 11, 1997) had refused to tender his shares in accordance with a stock exchange agreement between Mr. Williams and the Company. The result was that in the event the non-performance by Mr. Williams was valid the Company's position was reduced to 315,430 shares, or 35.5% of the 887,412 issued and outstanding shares of KPI.

     Additionally, as filed in Form 13-D/A with EDGAR on January 8, 1998, the Company exercised its call rights with three other major
KPI shareholders under certain Put and Call Agreements for a total of 132,000 additional KPI shares at a total price of $1,254,000, or $9.50 per share, giving the Company a total of 447,430 shares, representing 50.4% of the total issued and outstanding shares of KPI.

     Further, on January 27, 1998, the Company entered into an Agreement to sell 315,430 shares of KPI stock to the Wimberly Investment Fund, L.P. for a total of $2,286,867.50, or $7.25 per share. Consequently, as of February 11, 1998, the Company currently owns of record, 132,000 shares, or 14.87% of the total issued and outstanding shares of KPI.

     As part and parcel of the aforementioned January 27, 1998 agreement the Company created a new Georgia corporation called Capital First Holdings, Inc. of Georgia which received at cost from Killearn Properties, Inc. title to three separate subdivisions -- The Summit, The Glen, and Simpson Mill Development, as well as Killearn's 50% interest in Henry County Land Partners, a Georgia General Partnership, and other contract assignments, the result of which will bring approximately 650 acres or 1,200 lots, in various stages of development and bring land with an estimated basis of $9 million to the Company.

     On January 30, 1998, the Company sold its one-third general partnership interest and its one-third limited partnership interest in Piney-Z, Ltd., a Florida limited partnership to a new 65 1/3 limited partner and a 1% general partner for $2,300,000.

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


(3)   Debt

     The Company had an outstanding loan from a company in which a director has an interest which was due November 29, 1997, which loan was extended to February 28, 1998.

     The Company's purchase of the acreage surrounding a developing golf course in Freeport, Florida resulted in the Company's owing a total of $2,300,000 in the form of a purchase money mortgage, which note carries an interest rate of 10%, with semi-annual interest payments and is due November 3, 2000.

     The Company, as a result of the aforementioned three Put and Call Agreements, have entered into three separate promissory notes with three individuals for a total amount of $1,254,000 at an interest rate of prime plus 1%, which notes are due and payable the earlier of June 22, 1998, or when money is tendered for Killearn Properties, Inc. shareholders in the event a cash out merger is proposed.

    The Company, as a result of an agreement reached with Killearn Properties, Inc. ("KPI") agreed to assume the following liabilities from KPI as a result of its acquisitions stemming from the agreement:
(a.) Simpson Mill Development: The Company assumed a first money purchase mortgage in the amount of $1,258,087.00 at the annual rate of 5.25%, which note called for principal payment of $50,000 on or before January 15, 1998, $300,000 plus all acrued interest on or before June 30, 1998, and $300,000, plus all accrued interest on or before June 30, 1999, and the balance of unpaid principal and accrued interest on or before June 30, 2000. Additionally, the Company assumed a construction and development loan on the project in the amount of $1,923,411.72; (b.) The Summit at Eagle's Landing:
The Company assumed a development loan in the amount of $1,839,670.00, which note accrues interest at the annual rate of 9.5% per year and is due and payable September 28, 1998; (c.) The Glen at Eagles' Landing: The Company assumed a development loan in the principal amount of $598,321.66, which note accrues interest at the annual rate of 9.5% per year and is due and payable October 24, 1998.

     Additionally, the Company assumed a fifty per cent joint venture interest in a Georgia general partnership, which owns three parcels in Stockbridge, Georgia, two commercial parcels and a residlential subdivision known as The Highlands. The result was that the Company assumed 50% of the following obligations: a $1,939,320.00 note to First Community Bank, which note accrues at the annual rate of 9.5% per year and is due September 28, 1998; a $1,000,000 note payable to Peachtree Bank, which note accrues at the annual rate of prime plus 2% per year and is due and payable on December 28,1998; and a $425,415.00 note payable to Wachoivia Bank, which note accrues at the rate of 10%% per year and is due and payable on or befoe December 31, 1998.

     On or about March 31, 1998, the Company sold its interest in Simpson Mill Development in exchange for the assumption by new purchaser of the existing first mortgage and development loan on the project, plus approximately $300,000 in cash and several developed lots worth approximately $150,000.


(4)   Earnings Per Share

   Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent: The weighted number of shares outstanding was 18,445,648 for the three month and the nine month period presented. This number was achieved after taking the 18,151,918 shares outstanding as of June 30, 1997 and adding to it the 293,730 shares issued on September 4, 1997 for 58,746 shares of Killearn Properties, Inc. common stock from a shareholder. There were no additional additions to the outstanding shares during the three months ended March 31, 1998.

(5)   Subsequent Events


     Subsequent to the end of the quarter, the Company sold its 50% interest in the Ward Lake project, resltuing in a gain to the Company of approximately $100,000.

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

   The effect that the treatment of Decocrete as a discontinued operation had on the Balance Sheet for March 31, 1998 was a reduction in total assets and equity of approximately $133,000.
The effect that the treatment had on the Consolidated Statement of Profit or Loss for the three months and nine months ended March 31, 1998 was a loss of approximately $8,000 and $15,000, repectively, due to depreciation and amortization expense with no sales. Additionally, certain amounts in the December 31, 1996 financial statements and notes to consolidated financial statements have been reclassified to conform to the March 31, 1998 presentation. The effect that the treatment had on the Consolidated Statement of Profit or Loss for the three months and nine months ended March 31, 1997 was a reduction in sales of approximately $30,000, and $149,000, respectively; a reduction on cost of sales of approximately $15,000, and $92,000, respectively, a reduction in selling, general and administrative expenses of $35,000, and $141,000, respectively, and an increase to net income before discontinued operations of $20,000, and $61,000, respectively.


      QuinStone Industries, Inc., ("QuinStone") a manufacturer of synthetic building products, became an 82% owned subsidiary of the Company on September 9, 1996. This transaction was rescinded, however, on November 16, 1996. Consequently, the June 30, 1997 and December 31, 1997 balance sheets of QuinStone and results of operations are not included in this report.

     On December 31, 1995, Mark A. Conner contributed to Capital First his 33 1/3% limited partnership interest in Piney-Z Ltd. and Apalachee Partners, Ltd. (the "Piney-Z Partnerships"). The Piney-Z Partnerships were formed in October 1995, by Conner, J. T. Williams and Grace Dansby to develop the "Piney-Z" development, an approximately 400 acre mixed-use development north of Tallahassee. On May 17, 1996, the Company purchased Williams' 33 1/3% general partnership. In the acquisition,
the Company issued to Williams 200,000 shares of its common stock (valued at $675,000) and repaid Williams a $25,000 advance he had made to the Piney-Z Partnerships. As a result of these acquisitions, as of December 31, 1997, the Company and Capital First had a collective ownership interest of 66 2/3% of the Piney-Z Partnerships, which
interest was sold on January 28, 1998.   Because of the ownership
percentage in the partnership (and the fact that the Company became the sole general partner), the results of the Piney-Z Partnerships have been consolidated in the Company's financial statements for the three month and nine month periods ended March 31, 1997 and 1998.

     Results of Operations

     Net sales increased approximately $4,745,000 (131%)during the current three month period ended March 31, 1998, and $ 871,000
(7.43%) during the nine month period ended March 31, 1998, respectively, compared to those same periods a year ago. Real estate market conditions that have been down in the southeastern United States, and specifically in the northern Florida, recovered slightly. The sales of the Company's interest in the Piney-Z, Ltd. partnership as well as the sale of the Company's remaining land in Vero Beach, Florida and the newly acquired Simpson Mill Development in Stockbridge, Georgia were the primary reasons for the increase.

     Cost of sales, as a percentage of sales, was 84.6% for the current three month period and 78.23% for the current nine month period, compared to 78.62% and 67.2%, respectively, a year ago. The gross profit margin for the current three month period decreased 6.37% as compared to the same period a year ago. This decrease in profit margin on net sales was primarily due to the increased basis in the property sold during the current three months due to the increased capitalization of costs put to the land over time. and the sale of a bulk asset of Piney-Z, Ltd. partnership at a lower profit margin than had the project been sold out over time as developed lots.
Profit margins on ordinary lot sales of between 18% and 21% are expected assuming no great fluctuations in the current interest rates.

     Selling, general, and administrative ("SG&A") expenses remained fairly constant, increasing only $2,000 during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. For the current nine month period, SG&A decreased $203,000, or 15%, over the nine month period a year ago, as the Company continues to implement cost improvement policies. The retirement of the Company's Chief Executive Officer on March 6, 1998 also eliminated his salary of $180,000 per year, a significant decrease in the Company's overhead, which should be reflected in future quarters. Management believes that SG&A expense to be fairly constant over the next few quarters with necessary additional professional and other administrative fees associated with being a public corporation.

      Interest expense increased $196,000 or 316% for the three months ended March 31, 1998 as compared to the three months ended March
31, 1997, but decreased $59,000 or 7.57% for the nine months ended
March 31, 1998 from the nine months ended March 31, 1997. This increase during the three month period is primarily due to the acquisition of new debt totalling about $4.5 million from the Killearn Properties, Inc. transaction. The overall nine month decrease was due to the refinance of existing debt at lower interest rates, as well as the increase of in notes payable for the three months ended March 31, 1997.

     Other income was $305,000 for the three months ended March
31, 1998 compared to an expense of $48,000 for that same period in 1997. This increase was primarily due to the following: a gain of approximately $134,000 through relief from debt as a result of the termination agreement with the Company's former CEO; a gain of approximately $60,000 through relief from debt on the Company's sale of an asset of Barrier Dunes Development Corporation involved with the Killearn Properties, Inc. agreement; and a gain of about $105,000 through relief of debt in the form of a forfeited deposit.


      Liquidity


      Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its
current operations and provide for its current capital expenditure requirements.


      The Company intends to concentrate its future efforts on expanding the volume of it's real estate business in Tallahassee and implementing its sales and marketing techniques with the Flowers properties. The Company's investment in Killearn Properties, Inc. did not result in the returns originally anticipated by the Company's management.
However, the agreement reached with Killearn Properties, Inc. in January of 1998 resulted in the acquisition of substantial land holdings and a presence in the Stockbridge, Georgia area.

     Additionally, the Company has petitioned Walton County, Florida for the creation of the Magnolia Bluff Community Development District which will allow bonds to fund the development of a project with over 600 homesites in Freeport, Florida. Such a development bond, which is anticipated to close around September of 1998, will allow the Company to obtain the necessary funding while allowing interest to accrue and defer payment of all interest and principal until the lots are sold to third party pruchasers.

     The Company is continuing to explore other possible acquisitions which will complement its existing businesses, as well as to search out other areas for residential and commercial development in other geographic areas.


Financial Condition


     Total assets increased a net total of $258,000 from June 30, 1997 to March 31, 1998; Real estate inventories increased $2,583,000 primarily due to the acquisition of the Georgia properties which the Company acquired from Killearn Properties, Inc. as part of the agreement executed in January 1998. Notes receivable decreased approximately $1,320,000 due primarily to the payment of large debts and the reclassification of some intercompany debt. Additionally, the Company acquired a receivable in the amount of $126,000 as a result of a joint venture agreement to develop land in Thomasville, Georgia. Investments in Killearn Properties decreased approximately $932,000 as a result of the Company agreeing to sell the majority of its holdings to Wimberly investment Fund for $7.25 per share, and the acquisiiton of 132,000 at 9.50 per share in January, 1998. As a result of the above dispositions and acquisition of shares of Killearn Properties, Inc. (AMEX:KPI), the Company's total investment in Killearn Properties, Inc. at March 31, 1998 stands at 14.87%.

     Total liabilities increased $437,000 from June 30, 1997 to
March 31, 1998, primarily due to the acquisition of additional debt as a result of the properties acquired from the Killearn Properties transaction. Account payables dropped approximately $1,115,000 as a result of payment of existing payables, as well as the sale of the Piney-Z, Ltd, interest, which resulted in payables of over $500,000 being removed from the Company's financial statements. Additionally, as stated above the Company eliminated its deferred compensation payable of $387,000 by virtue of its termination agreement with its former CEO, James A. Preiss. Lastly, customer deposits decreased by about $307,000 due to the return of about $163,000 in customer deposits involved with the Piney-Z, Ltd. interest and the closing of lots on which deposits were held of about $140,000.

      Total Shareholders' equity increased $128,000 during the current nine month period.

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


ITEM 4.   Submission of Matters to a Vote of Security Holders

       During the three months ended March 31, 1998, there were no matters submitted to a vote of security matters of the Company.

ITEM 5.   Other Information

     On January 27, 1998, the Company entered into an
Agreement to sell 315,430 shares of KPI stock to the Wimberly Investment Fund, L.P. for a total of $2,286,867.50, or $7.25 per share. Consequently, as of February 11, 1998, the Company currently owns of record, 132,000 shares, or 14.87% of the total issued and outstanding shares of KPI, and the outstanding debt of the Company to KPI has been reduced by approximately $892,000 to $2.9 million.

     As part and parcel of the aforementioned January 27, 1998 agreement the Company created a new Georgia corporation called Capital First Holdings, Inc. of Georgia which received at cost from Killearn Properties, Inc. title to three separate subdivisions -- The Summit, The Glen, and Simpson Mill Development, as well as Killearn's 50% interest in Henry County Land Partners, a Georgia General Partnership, and other contract assignments, the result of which will bring approximately 650 acres or 1,200 lots, in various stages of development and bring land with an estimated basis of $9 million to the Company.

     On or about February 11, 1998, Marshall R. Cassedy, Jr. resigned as director for the Company citing business reasons for his departure. Furtehr, On March 6, 1998. James A. Preiss retired as Chief Operating Officer for the Company, deciding to devote more attenton to his retirement and other business interests. Mr. Preiss remains as a member of the Board of Directors.

     On or about May 18,1998, the Company hired David W. Wahl as its new Controller and Vice-President of Operations in order to better position itself to financially manage the operations of both current and future development projects. Mr. Wahl is a recent graduate of the master's program at the Goizueta Business School of Emory University.

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


                                  PROACTIVE TECHNOLOGIES, INC.
                                         (Registrant)


Date: May 19, 1998             By:   /s/  Mark A. Conner
                                    Mark A. Conner, President


EXHIBIT INDEX


           Exhibit No.            Description               Page No.

              27             Financial Data Schedule             15
12

