Form 10KSB
period 1998-06-30
PROACTIVE TECHNOLOGIES INC
filed 1998-10-13
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                               FORM 10-KSB
           Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934
              For the Fiscal Year Ended June 30, 1998
                    Commission File Number 1-8662

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

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB.
       Yes        No  X

The Registrant's revenues for its most recent fiscal year (twelve months ending June 30, 1998) $15,133,889.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 29, 1998, $3,522,188.10.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  _X__ No

  The number of shares outstanding of the Registrant's Common Stock as of September 29, 1998: 16,499,253.

Transitional Small Business Disclosure Format:
                     Yes            No     X





                         TABLE OF CONTENTS

                              PART I
                                                                   Page
ITEM 1.    Description of Business

             General

             Acquisitions and Dispositions Not in the Ordinary Course of Business

ITEM 2.    Properties


             Real Estate Operations - Materially Important Properties

             Real Estate Operations - Other Properties

             Financing and Lines of Credit

             Policies with Respect to certain Activities

             Description of the Real Estate Development Business

             Government Regulation and Environmental Matters

             Warranty Bonds and Other Obligations

             Competition

             Warranties and Other Obligations

             Description of Markets

             Other Real Estate Investments

             Employees


ITEM 3.    Legal Proceedings

ITEM 4.    Submission of Matters to a Vote
           Of Security Holders

                             PART II

ITEM 5.    Market for Registrant's Common Stock and
           Related Shareholder Matters

ITEM 6.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations

ITEM 7.    Financial Statements and Supplementary Data

ITEM 8.    Changes in and Disagreements With Accountants
           On Accounting and Financial Disclosure

                             PART III

ITEM 9.    Directors, Executive Officers, and Control
           Persons of the Registrant

ITEM 10.   Executive Compensation

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

ITEM 12.   Certain relationships and Related Transactions

ITEM 13.   Exhibits and Reports on Form 8-K

PART I

Item 1.     Description of Business.

General

     Proactive Technologies, Inc. ("PTE" or the "Company") was organized as a Delaware corporation in 1982 and has been primarily a holding company. Historically, the Company's two subsidiaries were Keystone Laboratories, Inc.("Keystone") and Proactive Solutions, Inc. ("Proactive Solutions"), respectively. Keystone operated a drug screening and confirmatory drug testing lab. Proactive Solutions was in the development stage of developing computer software for business management systems. As of June 30, 1996, the Company no longer owned these subsidiaries.

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

    Under the agreement, approximately $250,000 of the purchase price was due at closing with the remainder due on or before December 31, 1997, extended from July 31, 1997, such remainder bearing interest at the rate of 8% per annum; such interest, also at the option of the Clark Group, may be payable in PTE stock. On July 28, 1996, the
Company received approximately 72,000 shares of PTE common stock towards the purchase price. During fiscal year end June 30, 1998, the Clark Group paid substantially all of its remaining obligation using common stock of the Company.


     As a result of the dispositions of Keystone and the acquisitions described below, as of June 30, 1998, the Company was a holding company conducting, through subsidiaries, the development of residential real estate.

     Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "expects", and words of similar import, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; national interest rates; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing governmental regulatiuons and changes in or the failure to comply with, governmental regulations; adverse publicity, competition; changes in business strategy or development plans; business disruptions, weather conditions; the ability to attract and retain qualified personnel; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained hereinto reflect future events or developments.

ACQUISITIONS AND DISPOSITIONS NOT IN THE ORDINARY COURSE OF BUSINESS

Real Estate Development-Completed Acquisitions

Capital First Holdings, Inc.

     Capital First Holdings, Inc. ("Capital First"), was organized as a Florida corporation in 1994, and is engaged primarily in the design, development and sales of single-family subdivisions in Tallahassee (Leon County), Florida. In addition, Capital First has been the developer of condominium projects in Vero Beach, Florida. On
February 12, 1996, the Company acquired all of the issued and outstanding shares of common stock of Capital First from Mark A. Conner ("Conner") in exchange for 8,559,077 of newly issued shares of the Company's common stock. For accounting purposes, the transaction has been treated as a reverse acquisition. After the reverse acquisition by Capital First, Conner was appointed to the Company's Board of Directors and elected its President and Chief Executive Officer. In connection with the acquisition, Conner entered into a five-year employment agreement.

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

     By August 1996, the Company had acquired an additional 199,750 shares of Killearn common stock in three separate transactions with Killearn shareholders. In each such purchase, for each share of Killearn common stock acquired, the Company issued four shares of its common stock to the respective seller. The 798,200 shares of the Company's common stock issued in these transactions were valued, based on the relevant closing bid prices of the common stock on the American Stock Exchange, at approximately $1,824,000. In connection with one such acquisition, whereby the Company issued 139,600 shares to James H. Dahl, IRA, 80,000 shares to James H. Dahl and Georgia P. Dahl, JTWROS, and 107,200 shares to Rock Creek Partners, Ltd., the Company agreed to register the shares of its common stock issued to the sellers under the Securities Act of 1933 (the "1933 Act") on or before July 31, 1997.
In case such shares are not so registered, the Company was to be required to issue to the sellers an additional 98,040 shares of its common stock. As a result of these acquisitions, as of August 1996, the Company owned approximately 21.9% of the total number of issued and outstanding shares of Killearn's common stock. On November 16, 1996, the Company and James
H. Dahl rescinded their August agreement and the Company received back 326,800 shares of its stock in return for 81,700 shares of Killearn Properties, Inc. voting common stock.

    On July 31, 1996, Killearn's Board of Directors approved the proposed split-off (the "Split-Off") and, on August 2, 1996, Killearn and Williams entered into an agreement regarding the Split-Off. On September 30, 1996, Killearn's shareholders (other than Williams) approved the split-off and elected Conner to Killearn's Board of Directors. Conner was also elected Chairman and Chief Executive Officer of Killearn, and two of the Company's nominees (Langdon S. Flowers, Jr. and Robert E. Maloney, Jr.) were appointed to Killearn's board.

    Taking into account that on November 12, 1996, the Dahl Group and the Company rescinded its stock exchange from August, 1996, PTE's interest in Killearn's outstanding common stock increased to approximately 28.26%.

    In addition, on July 29, 1996, PTE delivered a letter to Killearn's Board of Directors proposing that PTE and Killearn enter into an agreement under which PTE would provide sales personnel, training and techniques, and other management assistance to Killearn in order to increase Killearn's sales of residential lots. From August 1996 until March 1997, Killearn and PTE operated under an informal arrangement for such assistance. On March 10, 1997, Killearn's Board of Directors made a proposal to pay PTE $12,500.00 per month for the services of PTE's sales personnel, retroactive to July 1, 1996.

     The Company continued to make investments in Killearn Properties, Inc., including acquisitions during the three months ended September 30, 1997, of an additional 155,426 shares of KPI, in exchange for approximately $323,000 in cash, $198,000 in promissory notes, and 294,000 shares of Company voting stock, bringing its holdings in KPI to approximately 45.77%.

     Subsequent to September 30, 1997, the Company learned that J.T. Williams, Jr., whom the Company had entered into a prior agreement (see Form 13/D filed October 11, 1997) had refused to tender his shares in accordance with a stock exchange agreement between Mr. Williams and the Company. The result was that in the event the non-performance by Mr. Williams was valid, the Company's position was reduced to 315,430 shares, or 35.5% of the 887,412 issued and outstanding shares of KPI.

     Additionally, as filed in Form 13/D with EDGAR on January 8, 1998, the Company exercised its call rights with three other major KPI shareholders under certain Put and Call Agreements for a total of 132,000 additional KPI shares at a total price of $1,254,000, or $9.50 per share, giving the Company a total of 447,430 shares, representing 50.4% of the total issued and outstanding shares of KPI.

     On January 27, 1998, the Company entered into an Agreement to sell 315,430 shares of KPI stock to the Wimberly Investment Fund, L.P. for a total of $2,286,867.50, or $7.25 per share. Consequently, as of June 30, 1998, the Company currently owns of record, 132,000, or 14.87% of the total issued and outstanding shares of KPI.

     As part of the aforementioned January 27, 1998 agreement the Company created a new Georgia corporation called Capital First Holdings, Inc. of Georgia, which entity received at cost from Killearn Properties, Inc. title to three separate subdivisions -- The Summit, The Glen, and Simpson Mill Development, as well as Killearn's 50% interest in Henry County Land Partners, a Georgia General Partnership, and other contract assignments, the result of which brought approximately 650 acres or 1,200 lots, in various stages of development and land with an approximate cost basis of $9 million to the Company.

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

     Highland, now known as Capital First Holdings of Albany, Inc.
("CFH Albany"), owns 626 acres of undeveloped land in Albany, Georgia. When developed, this land should yield approximately 661 single-family lots of approximately .75 acres each. CFH Albany expects to offer these lots for sale at prices between $15,000 and $28,000. On August 13, 1996, the Company agreed to purchase all of the outstanding stock of CFH Albany from Flowers and George McIntosh (the "Sellers"), in exchange for 1,050,378 shares of the Company's common stock issuable to Flowers and 864,623 shares of the Company's common stock issuable to George McIntosh. Further, the Company agreed to issue additional stock in the event that the average trading price of the stock for the ten trading days prior to December 31, 1996 to bring the purchase price equivalent to $3.50 per share. The average per share trading price for the ten days prior to December 31, 1996 was $1.44 per share. On February 13, 1997, the agreement was amended to pay a total of 3,200,000 shares for CFH Albany. During the year ended June 30, 1998, the Company and the Sellers made a purchase price adjustment related to the acquisition of the Flowers Entities to better reflect the market value of the properties acquired by the Company as determined by more recent price and sales information. This 1998 purchase price agreement and the return of 809,441 shares by Sellers to the Company lowered the net number of shares paid for CFH Albany to a total of 2,390,559.

     Flowers Properties, Inc. owned about 300 acres of undeveloped land in Thomasville (Thomas County), Georgia. When developed, this land should have yielded approximately 450 single-family lots of approximately
 .50 acre each. At June 30, 1998 the Company no longer owned any real estate. On August 12, 1996, the Company agreed to purchase all of the outstanding stock of Flowers Properties from Flowers and Langdon S. Flowers, Sr. and certain other persons related to Flowers (the "Flowers Group"), in exchange for 350,000 shares of the Company's common stock. Further, the Company agreed to issue additional stock in the event that the average trading price of the stock for the ten trading days prior to December 31, 1996 to bring the purchase price equivalent to $3.50 per share. The average per share trading price for the ten days prior to December 31, 1996 was $1.44 per share. On February 6, 1997, the agreement was amended to pay a total of 800,000 shares for Flowers Properties. During year ended June 30, 1998 the Company and the Sellers made a purchase price adjustment related to the acqusition of the Flowers Entities to better reflect the market value of the properties acquired as determined by more recent price and sales information. The 1998 purchase price agreement and the return of 51,516 shares lowered the net number of shares paid for Flowers Properties to a total of 748,484.

     Barrier Dunes owns a 30-acre parcel of partially developed land in Cape San Blas, Florida. On August 12, 1996, the Company agreed to purchase all of the stock of Barrier Dunes from Flowers and Langdon S. Flowers, Sr., in exchange for 150,660 shares of the Company's common stock to Flowers and 149,340 shares of the Company's common stock to Langdon S. Flowers, Sr. Further, the Company agreed to issue additional stock in the event that the average trading price of the stock for the ten trading days prior to December 31, 1996 to bring the purchase price equivalent to $3.50 per share. The average per share trading price for the ten days prior to December 31, 1996 was $1.44 per share. On February 11, 1997, the agreement was amended to pay a total of 500,000 shares for Barrier Dunes. During the year ended June 30, 1998, the Company and the Sellers made a purchase price adjustment related to the acquiition of the Flowers Entities to better reflect the market value of the properties acquired as determined by more recent price and sales information. The 1998 purchase price agreement and the return of 241,499 shares lowered the net number of shares paid for Barrier Dunes to a total of 258,501.

    The Company accounted for the acquisition of the Flowers Entities as a purchase.


ITEM 2.  Property


General

    The Company and Capital First maintain their offices in a 2,400 square foot building owned by Capital First and located at 7118 Beech Ridge Trail, Tallahassee, Florida 32312. Capital First also owned a 2,000 square foot building on this site, which was sold on May 30, 1997. Capital First also has small sales offices in the Golden Eagle subdivision and in Stockbridge, Georgia. Management believes that all property occupied by the Company and its subsidiaries is adequately covered by insurance.


Real Estate Operations-Materially Important Properties

     As described in Item 1. Description of Business above, as of June 30, 1998, The Company, through its subsidiary, Capital First, was engaged in selling residential lots in eight Tallahassee residential communities, was engaged in the construction of horizontal infrastructure in three other Tallahassee residential communities and three residential communities in Stockbridge, Georgia, as well as one golf course community in Freeport, Florida. As of June 30, 1998, Capital First's only materially important properties were Summerbrooke (a golf course subdivision in Tallahassee), Golden Eagle (another golf course community in Tallahassee), Hickory Grove in Albany, Georgia, The
Glen at Eagle's Landing (a single family subdivision in Stockbridge, Georgia), The Summit at Eagle's Landing (a single family subdivision in Stockbridge, Georgia), and Magnolia Bluff (a golf course community in Freeport, Florida). Capital First holds a fee simple interest in all such materially important properties.

     All land owned by Capital First is properly zoned for its intended use.

     Summerbrooke

    Summerbrooke features a Dean Refram-designed 18 hole championship golf course, named "The Players Club at Summerbrooke," and has a 9,000 square foot country club, grill and bar, with meeting rooms and a pro shop, which an unrelated party opened in early 1994. It also features a chain of four lakes, with more than half of the lots located on the golf course or lakefront. Summerbrooke targets upper-middle class families seeking the benefits of the lakefront and golf course living. Homes typically consist of four bedrooms and two and a half baths in 2,600 square feet of living space. The average house price is $220,000 and the average lot price is $44,000. As of June 30, 1998, there were 185 remaining developed lots for sale within Summerbrooke. Capital First expects to sell the remaining developed lots within 24 months.

     Golden Eagle

     A gated and guarded community, Golden Eagle features a Tom Fazio designed golf course rated in the top 20 courses in the Southeast by Golf Digest magazine. It is located in the heart of Killearn Lakes Plantation and is surrounded by three large lakes. The Golden Eagle community includes a 31,000 square foot club house, as well as a swimming pool, sauna, three dining rooms, banquet facilities, and tennis courts. Golden Eagle targets upper-income individuals and retirees. Homes are typically over 3,200 square feet, with four bedrooms and three baths, and with prices beginning at $250,000 and reaching in excess of $1 million. The average house price is $300,000 and the average lot price is $58,000. As of June 30, 1998, there were 57 remaining developed lots for sale within Golden Eagle, as well as 234 remaining permitted and platted but undeveloped lots on 239 acres of land. The Company expects to sell the remaining developed lots within the next eighteen months and develop and sell the undeveloped lots within the next three years.

     Hickory Grove - Albany, Georgia

     Hickory Grove subdivision in Albany, Georgia contains approximately
60 developed lots, and acreage sufficient for another approximate 410 lots, and is planned for a five year phased development. During the year, the Company sold about 60 lots to groups of smaller builders, for an average lot price of $23,500 per lot. Future lots are anticipated to be sold at comparable prices. Average house prices for this area are estimated to be in the $160,000 to $190,000 price range.


     The Summit at Eagle's Landing

     The Summit at Eagle's Landing is a 289 lot multi-phase subdivision in Henry County, Georgia, which is currently under contract to a national builder on a phase take-down schedule over the next three years. Currently, the Company is developing the first phase of 72 lots, with the completion of this phase estimated during the second quarter of fiscal 1999. The lots are to be sold at an average lot price of approximately $25,000. The average house price for this area is estimated to be in the $110,000 to $135,000 price range.

     The Glen at Eagle's Landing

     The Glen at Eagle's Landing is a multi-phase subdivision project located in Stockbridge, Georgia. This entire project has been fully contracted with another national builder. The Company currently has 22 developed lots in inventory, as well as land for an additional 92 lots, on which the Company intends to begin construction during the second fiscal quarter. The average lot price in this subdivision is approximately $25,000, and the average home price for this area is estimated to be between $130,000 to $150,000.

     Magnolia Bluff

     Magnolia Bluff represents the Company's first efforts into the Destin/Freeport, Florida market. The Company has acquired a 749 acre site consisting of a minimum of 450 single family lots, which size ranges depending on the location. The average lot is approximately one-half acre. The average interior lot price is $20,000; the average golf course lot price is $30,000. The centerpiece of the subdivision is the Diamond Players Club, which consists of an eighteen hole championship golf course designed by Mike Young, with a clubhouse of almost 5,000 square feet. The project is currently under construction and carries an estimated completion date of Spring, 1999. The
Company has successfully created a community development district for the funding of this project and anticipates closing on the approximate $5.8 million in bonds sometime in October of 1998.

Real Estate Operations-Other Properties

     Among Capital First's other properties, as of June 30, 1998, five properties were relatively significant:

          Henry County Land Partners

     As part of the January 27, 1998 Killearn stock sale to the Wimberly Investment Fund, L.P., the Company purchased a 50% interest in this partnership which owned a total of 14.4 acres of commercial property in Corporate Center, as well as 183 acres of property known as the Highlands, and approximately 80 acres known as Ward Lake, all of which are located in the Henry County, Georgia area.

          Killearn Lakes Plantation

     Killearn Lakes Plantation covers 4,000 acres of former plantation property in Tallahassee. Killearn Lakes Plantation targets young middle-income families with children. The average house price is $135,000 and the average lot price is $26,000. As of June 30, 1998, less than 5% of the lots in this subdivision were still available for sale.

     Eagle's Ridge

     Eagle's Ridge is an upscale retirement community catering to retirees who desire low maintenance living, and is located on the golf course within the Golden Eagle development. Eagle's Ridge has its own clubhouse and tennis courts. The average house price is $160,000 and the average lot price is $27,500. As of June 30, 1998, over 50% of the lots in this subdivision were still available for sale.

     The Landings at Golden Eagle

     The Landing at Golden Eagle is a two-phase multi-family community also targeted toward first-time home buyers or middle income families. Most duplex units will have two bedrooms, two baths one garage and feature approximately 1,500-1,700 square feet of living space. The average duplex unit price is $160,000
and the average lot price is $28,000.   At June 30, 1998, there
were 38 developed lots and 75 permitted and platted, but undeveloped lots remaining to be sold.

     The Glen  -  Tallahassee, Florida

     The Glen is a two-phase multi-family community also targeted toward first-time home buyers or middle income families. Most houses will have 2 bedrooms, 2 baths, and a one car garage and feature approximately 1,400 square feet of living space. The average house price is $140,000 to $160,000 and the average lot price is $20,000.
As of June 30,1998, all lots in Phase I have been sold, and 110 platted, but undeveloped lots remain in Phase II.

Interest Expense

     The interest expense on the mortgage debt for the year ending June 30, 1998 was approximately $2,213,867 of which approximately $943,950 was capitalized as a cost of land development. The interest expense for the twelve month period ending June 30, 1999, will depend on development activities, lot sales, prevailing interest rates and other factors. In general terms, the principal outstanding with respect to a mortgage loan is reduced by a certain agreed upon amount as each lot is sold. The development loans are generally renewed on an annual basis.

Financing and Lines of Credit

     Development of the Summerbrooke subdivision Phases IX and X was financed by means of a $1,892,230 credit line with a local bank, of which the Company had fully drawn upon as of June 30, 1998.
The loan matures in May 1999, carries an interest rate of prime plus 1.5%, with interest-only payments and without prepayment penalties. At maturity, based on prior history, the Company expects that this loan would be renewed for at least one year.

     The Company financed its purchase of Golden Eagle (as well as the Eagle's Ridge and Killearn Lakes subdivisions) in November 1993 through purchase money mortgages from the seller, Killearn. As of June 30, 1998, a total of approximately $1,992,527 was outstanding on these loans. After the fiscal year end, the Company refinanced its loan with its primary Tallahassee lender and paid off the Killearn Properties, Inc. loan in Tallahassee as of August 5, 1998.

     In November 1997, the Company purchased a 749 acre parcel of property in Freeport, Florida, giving a $2,100,000 purchase money mortgage to the seller. The note has an annual interest rate of 8.5%, with interest payments due semi-annually, with a balloon payment due in November of 1999. The Company expects this loan to be paid off from an estimated $5,800,000 in proposed development bonds obtained through the Community Development District.

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

     The Company may also participate with other entities in property ownership, through joint ventures or other types of co-ownership.
(See Note 7 to the Consolidated Financial Statements). Equity investments may be subject to existing mortgage financing and other indebtedness which would have priority over the equity interest of the Company. The Company may issue securities to persons in exchange for properties. The Company may also invest in securities of entities engaged in real estate activities or securities of other issuers, including for the purpose of exercising control over such entities and/or enhancing the value of its investment in such entities, such as its investments in Flowers Properties, Highland, and Barrier Dunes. The Company may acquire all or substantially all of the securities or assets of other entities where such investments would be consistent with the Company's investment policies.

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



DESCRIPTION OF THE REAL ESTATE DEVELOPMENT BUSINESS

General

     Through its main subsidiaries, Capital First Holdings, Inc.,
Capital First Holdings of Albany, Inc. and Capital First Holdings, Inc.
of Georgia, the Company is engaged primarily in the design, development and sales of lots in single-family and multi-family subdivisions in Tallahassee (Leon County), Florida, Albany (Lee and Dougherty County), and Stockbridge (Henry County), Georgia, respectively. The Company offers moderately priced lots that are designed to appeal to a wide market, ranging from first-time home buyers to upper-income retirees. Sales prices of most of Capital First's lots range from approximately
$21,000 to approximately $95,000; the average sales price of lots delivered during the fiscal year ended June 30, 1998, was $32,501.
At June 30, 1998, the Company had fourteen communities in various stages of planning and development, including eight communities in which the Company is currently offering lots for sale.

Decision Making and Environmental Policies

     When determining whether to purchase a particular tract of land, the Company considers the cost of the land, the desirability of the proposed project to targeted home buyers, population growth patterns, competitive conditions, and available financing. The Company's land purchase agreements are typically subject to numerous conditions, including, but not limited to, the Company obtaining the necessary zoning and other governmental approvals for a proposed subdivision.

     During the investigation period, the Company confirms the availability of utilities, performs hazardous waste and other environmental analyses, arranges financing and completes its marketing feasibility studies. As a result, the Company is generally able to begin its development activities immediately after it closes a land purchase. Although the Company's policy is to maintain an approximately 4-5 year supply of raw land, it develops its subdivisions in phases. Therefore, the Company only begins developing a new phase of a subdivision after it has sold substantially all of the lots in a particular subdivision's prior phase.

     In developing a new subdivision (or phase thereof), the Company engages a general contractor to install the "horizontal" infrastructure of roads, water, sewer, drainage, gas and electricity. The Company typically contracts out its work on a lump-sum basis. It has used the same (unrelated) general contractor for the last 29
subdivisions it has developed.   The Company does not maintain
significant inventories of construction materials, except for materials being used in current construction. Generally, the construction materials used in the Company's operations are readily available from numerous sources, but prices may fluctuate due to various factors, including increased demand or supply shortages. The Company does not have any long-term contractual commitments with suppliers of building materials.



Marketing and Sales

    The Company sells approximately 50% of its lots on a wholesale basis directly to builders participating in the Company's custom builder program. Builders participating in this program are offered the opportunity to purchase land directly from the Company. By participating in the program, a builder agrees to satisfy certain quality, uniformity and other standards when constructing a house in the Company's subdivision. As of June 30, 1998, 76 builders were participating in this program. The Company sells the remaining 50% of its lots on a retail basis directly to prospective homeowners desiring to build houses in one of the Company's subdivisions. Capital First sells these lots through commissioned sales personnel. Such sales personnel may sell lots in any Company subdivision, but typically concentrate on selling lots in upper market and golf-course communities. As of June 30, 1998, there were five such sales personnel. The Company also sells its lots through independent real estate brokers.

     The Company's advertising program encompasses various media. Signage is a primary medium, which is used when construction begins on a new subdivision. Upon the completion of the horizontal improvements in a subdivision, a full advertising campaign typically begins, using newspaper, radio, television and direct mail. In addition, the Company provides incentives to real estate brokers to promote broker participation.

     The Company has experienced significant fluctuations in quarterly revenues as a result of, among other things, the timing of lot closings, the cyclical nature of the homebuilding industry, changes in prevailing interest rates and other economic factors. The volume and timing of the Company's revenues are also substantially affected by the opening of new residential subdivisions. Generally, a residential subdivision has its highest sales volume when it is new (due primarily to the wide choice of available lots), with sales activity decreasing as a subdivision matures. The Company does not typically provide financing with respect to its sales. Occasionally, the Company will take a house or other non-cash property as consideration for land sales. At June 30, 1998, the Company had approximately $855,000 of such houses and buildings in its inventory that it is either renting or holding for sale, or both.



Government Regulation and Environmental Matters

     In developing a project, the Company must obtain the approval of numerous governmental authorities regulating relevant matters, such as permitted land uses and levels of density, the installation of utility services and the dedication of acreage for open space, parks and schools. Several authorities in Florida have imposed impact fees as a means of defraying the cost of providing certain governmental services to developing areas, and the amounts of these fees have increased significantly during recent years. The State of Florida and various localities within the state have also, at times, declared moratoriums on the issuance of building permits and imposed other restrictions in areas where the infrastructure (e.g., roads, schools, parks, water and sewage treatment facilities and other public facilities) does not reach minimum standards. All of these factors could have a material adverse effect on Capital First's future development activities.

     The Company is subject to a variety of Federal, state and local regulations concerning protection of health and the environment. Prior to consummating the purchase of land, the Company engages independent environmental engineers to evaluate such land for the presence of hazardous or toxic materials, wastes or substances. The Company is unaware of any environmental liability or compliance with applicable environmental laws or regulations arising out of its properties that the Company believes would have a material adverse effect on its business, assets or results of operations. Nevertheless, in some instances, these environmental laws may result in delays, cause the Company to incur substantial compliance and other costs, or prohibit or severely restrict development by it in environmentally sensitive regions or areas.

Competition

     The real estate development industry is extremely competitive and fragmented. Many of the Company's competitors are substantially larger and much better capitalized. The Company competes on the basis of a number of interrelated factors, including location, reputation, design, quality and price, with numerous other entities, including some entities with nationwide operations and greater financial, marketing, sales and other resources. At times, competitors may offer lots at discounted prices for financial or other reasons. The Company also competes for residential sales with individual resales of existing lots and condominiums, including sales of lots at deeply discounted prices by lenders and other similar institutions. Nonetheless, the Company's management has been successful at acquiring large tracts of land at favorable prices. The Company endeavors to identify situations where it is able to purchase quality land at favorable prices by purchasing such land either from its original owner(s) or through foreclosure. Because of its experience at expeditiously obtaining the necessary governmental approvals and then efficiently "manufacturing" raw land into attractive residential communities, the Company believes it should remain competitive.

Warranties, Bonds and Other Obligations

     In developing subdivisions, Capital First Holdings, Inc. is sometimes required to obtain performance or maintenance bonds or letters of credit to supplement the amounts its general contractor is required to obtain. The amount of such obligations outstanding at any time varies in accordance with the Company's pending construction activities.
As of June 30, 1998, the Company had no obligations under these bonds. In the event any such obligations are drawn upon because of the Company's failure to build required infrastructure or satisfy other obligations, the Company would be obligated to reimburse the issuing surety company or bank.

     Capital First Holdings, Inc. is also obligated under Florida law to subsidize homeowners' associations in certain of its residential developments up to a pro rata portion of expenses based on the number of lots which have not been closed in such developments. To date, Capital First Holdings, Inc. has not incurred any costs to subsidize homeowners' associations, as such associations' revenues have been adequate to cover their operating costs.

Description of Markets

     Tallahassee, Florida

     Capital First Holdings, Inc. develops residential properties primarily in the Tallahassee (Leon County), Florida area. In 1998, the population of the Tallahassee Metropolitan Statistical Area was approximately 240,000. Tallahassee is the capital of Florida. It is also the location of Florida State University ("FSU"), Florida A & M University ("FAMU"), Tallahassee Community College and Lively Technical Center. These institutions have combined enrollment of nearly 60,000 students. Tallahassee also has significant resources for research and high technology. In this regard, Innovation Park/Tallahassee is a research and development center created to encourage the collaboration and transfer of technology between two affiliated universities, FSU and FAMU, government laboratories and private industry. In addition, Tallahassee is the location of the National High Magnetics Field
Laboratory, one of the leading centers for research in magnet-related technologies. Because of the growth of the Florida state government and the local colleges, the Tallahassee economy has been relatively stable.

     Capital First Holdings believes that land regulation in Tallahassee is relatively complex, but that it is experienced in obtaining the appropriate approvals.

     Stockbridge, Georgia

     Through its subsidiary, Capital First Holdings, Inc. of Georgia, and its partnership interest in Henry County Land Partners, the Company owns approximately 280 acres of developed and undeveloped land in Stockbridge, (South Metro Atlanta) Georgia. Stockbridge, Georgia, in Henry County, is located about 25 miles south of downtown Atlanta. Henry County has an estimated population of 91,000. Henry County was the sixth fastest growing community nationally, with a population that has more than doubled since 1980. Capital First Holdings, Inc. of Georgia has two residential communities currently under development which will yield over 400 developed lots upon completion anticipated to be completed over the next 24 to 36 months. The Company believes that its subsidiary is competitive in the Henry County area, and will be able to acquire additional land in Stockbridge/Henry County as necessary for future development.

     Thomasville, Georgia

     Through its subsidiary, Capital First Holdings, the Company owns 286 acres of undeveloped land in Thomasville, Georgia. Thomasville is located in Thomas County, Georgia, and is approximately 45 miles west of Valdosta, Georgia and 35 miles northeast of Tallahassee, Florida. Thomasville has approximately 20,000 residents, with
Thomas County as a whole, having about 40,000 residents. Thomas County is an agricultural and marketing center with a diversified economy, including vegetable producing, meat packing, lumber, textiles, baking, and plastics. The Company intends to develop approximately 450 single-family lots, of approximately .50 acres each, in a phased
development over four years.   The Company believes it to be competitive
in Thomasville and that it may be able to acquire additional land in Thomasville as necessary for future development.

     Cape San Blas, Florida

     Through its subsidiary, Barrier Dunes, the Company will develop a 30-acre site in Cape San Blas, which is located approximately halfway between Apalachicola and Panama City on the St. Joseph Peninsula facing the Gulf of Mexico. Cape San Blas is a convenient resort destination for residents of Tallahassee and the rest of the Florida Panhandle. As of June 30, 1998, Barrier Dunes had sold 118 out of
200 total lots.

     Albany, Georgia

     Through its subsidiary, Capital First Holdings of Albany, Inc. ("CFH Albany")(f/k/a Highland Properties Construction Company, Inc.), the Company will develop a 626 acre site in Albany, Georgia. Albany is in Lee County, Georgia and has an estimated population of approximately 120,000. In Money magazine's 1995 survey of "Best Places" to live, Albany was rated the most livable city in Georgia. Albany has large employers such as Proctor & Gamble, Cooper Tire and Miller Brewing Co. CFH Albany originally had about 900 lots to develop, of which 770 lots remain. During fiscal year 1998, CFH Albany had sold
77 lots in Albany. The Company believes CFH Albany is competitive in Albany and that it will be able to acquire additional land as necessary for future development.

    	Destin / Freeport, Florida

	   The Company is undertaking its first development project in this market. The project is located in Walton County, which is a popular vacation destination located on the Florida Panhandle. The Company acquired a 749 acre site and has begun development on it. The subdivision, named Magnolia Bluff, will consist of a minimum of 450 single family lots and the Diamond Players Club, which is an eighteen hole championship golf course designed by Mike Young that includes a clubhouse of almost 5,000 square feet.

Other Real Estate Investments

     In addition to the operations described above, the Company has certain investments in real estate partnerships formed to carry out specific development projects. (See Note 7 to the Consolidated
Financial Statements.)

EMPLOYEES

     As of June 30, 1998, the number of persons employed by the Company and each subsidiary was as follows:

     Proactive Technologies, Inc.                                6
     Capital First Holdings, Inc.                                0
     Capital First Holdings, Inc. of Georgia                     0
     Flowers Properties, Inc.                                    0
     Capital First Holdings of Albany, Inc.                      0
     Barrier Dunes Development Corporation                       0
     Henry County Land Partners (50%)                            0


     The Company (and its subsidiaries) have no collective bargaining agreements with any unions and believes that overall relations with its employees are excellent.


Item 3.      Legal Proceedings.


     Under the terms of the settlement agreement entered into in 1995 with Proactive Solutions, Inc., a former subsidiary of the Company, William Davis and Donald Mitchell, two former directors of the Company, who agreed to resign as part of the settlement agreement, Proactive Solutions will be responsible for the debts listed in its bankruptcy schedules and has executed a non-recourse, unsecured, $800,000 promissory note payable to the Company (the "Note"). The Note is payable annually in an amount equal to one percent (1%) of the net sales made by Proactive Solutions each year until December 31, 1998.
Under the terms of the Note, any balance remaining on December 31, 1998, will be extinguished and the Company will not have any right of recourse against Proactive Solutions. As of June 30, 1998, the Company has not received any payments with respect to the Note and does not expect to receive any payments under the Note.

     Additionally, one of the Company's subsidiaries was sued for a negligence claim in St. Lucie County, Florida allegedly arising from a 1994 incident from a prospective purchaser who slipped in a completed but unsold condominium unit, who is seeking in excess of $15,000.
The Company has retained outside counsel and is defending the action vigorously. Management believes the claim to be defensible and anticipates a resolution during the next fiscal year.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

     During the fourth quarter of the fiscal year ended June 30, 1998, there were no matters submitted to a vote of the security holders of the Company.

                             PART II

Item 5.    Market for the Registrant's Common Equity and Related
Stockholder Matters.

Market Information

     On July 15, 1996, the Company's stock was listed on the American Stock Exchange under the symbol "PTE". The following table shows the high and low bid and ask prices of the stock during the last two fiscal years:

                                 Bid            Ask
COMMON STOCK                   H      L       H       L
Fiscal
Year        First Quarter      2 1/2  2       3 3/8   2 1/4
Ending      Second Quarter     1 5/8  1 1/4   3 1/16  2 3/4
June 30,    Third Quarter      1      1       1 5/8   1 1/2
1997        Fourth Quarter     11/16  1/2     1 1/16  1

Fiscal
Year        First Quarter      15/16  11/16   1       11/16
Ending      Second Quarter     3/4    3/8     3/4     7/16
June 30,    Third Quarter      9/16   1/4     9/16    3/8
1998        Fourth Quarter     1 5/16 3/8     2 3/8   3/8

     The bid prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

     The number of record holders of the Company's common stock as of September 18, 1998, was 1,043.

     The Company has never paid cash dividends on its common stock and intends to utilize current earnings to expand its operations.
Therefore, it is not contemplated that cash dividends will be paid on the Company's common stock in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

Overview

     Since the reverse acquisition of the Company by Capital First and its dispositions of Keystone and Proactive Solutions, and the discontinuation of Decocrete Worldwide operations, management has narrowed the focus of the Company to be a developer of residential properties (single family and multi-family). In the next 12-18 months, with respect to the Company's development activities, it is management's intention to continue to maintain the Company's market share in the several geographic markets where the Company currently develops and sells property and to increase its market share through planned acquisitions. Management intends to do so by continuing to aggressively "manufacture" its residential lots and sell them through its existing wholesale (76 builders on Builders Programs) and retail resale channels. Management still believes that searching for a diversified business, with which to complement its real estate development, is something the Company cannot lose sight of.

     At this time, the Company already owns a three to four year supply of land in Tallahassee. The acquisition of the Flowers Entities added a three to four year supply of land in Albany and Thomasville, Georgia. Also, the Company has purchased a five year supply of land in the Freeport, Florida area, as it begins to develop a 450 lot golf course community in western Florida. Additionally, through its divestment in Killearn, the Company either owns outright or shares a four-year supply of land in the Henry County submarket of the Atlanta market. Moreover, because management believes that sufficient demand for housing will continue in the markets where the Company operates, should the Company encounter opportunities to acquire undervalued well-positioned land parcels in these locations, management intends to take advantage of such opportunities.

Results of Operations

     Year Ended June 30, 1998 compared with Year End June 30, 1997

     Sales for the year ending June 30, 1998, decreased $2,433,088, or approximately 13.85%, to $15,133,889 compared to $17,566,977 for the year ending June 30, 1997.  This decrease is attributable primarily to slower market conditions in the southeastern United
States, as well as a decrease in the availability of new commercial
property.   Gross profit for this period decreased $2,496,155 from
$5,741,971 for the year ending June 30, 1997 to $3,245,636 for the year ending June 30, 1998. Cost of sales increased by $63,067 from $11,825,186 for the year ending June 30, 1997 to $11,888,253 for the year ending June 30, 1998. Gross profit margin decreased 11.25% from 32.7% for the year ended June 30, 1997 to 21.45% for the year ended June 30, 1998. This decrease was due primarily to a bulk sale in the previous year of a large tract of commercial property, for which the company had a low cost basis in, resulting in a 68% gross profit margin, which significantly affected the gross profit margin of the Company last year. Normally, the Company would expect profit margins of 20% to 22%, based on the history of lot sales from inventory over the past several years. The gross profit margin for the year ended June 30, 1998 falls within this expected range.

     Selling, general and administrative ("SG&A") expenses increased by $835,768 from $1,951,502 for the year ending June 30, 1997, to $2,787,270 for the year ending June 30, 1998. This increase is due primarily to accounting and other professional fees associated with acquisition activities, severance pay to former CEO James Preiss, write downs of certain assets of the Company as well as additional accounting fees paid to update the accounting department of the Company. It is anticipated that professional fees may continue to be higher in the next fiscal year as the Company continues to search for diversified entities to help complement its residential and commercial development business.

     During fiscal year ended June 30, 1998, due to the decrease in sales and increased expenses, the Company incurred an income tax benefit from continuing operations of $332,146 as compared to an income tax expense from continuing operations of $859,887 for the year ending June 30, 1997.

     The minority interest expense of $656,756 incurred in the year ended June 30, 1997, did not recur in 1998 due to the sale of Piney-Z, Ltd. partnership interest.

     Net income decreased by $2,083,450, from $1,203,073 for the year ending June 30, 1997, to a loss of $880,377 for the year ending June 30, 1998. The decrease is primarily attributable to the decrease in sales, increase in selling, general and administrative expenses, as well as an increase in interest expense of $182,528 from $1,087,389 for the year ended June 30, 1997 to $1,269,917 for the year ended
June 30, 1998. A significant amount of interest expense was capitalized due to the fact that the Company had seven different subdivisions being developed during the current fiscal year.

     Management believes that, on balance, revenues and income should remain somewhat constant in the year ending June 30, 1999, due to management's renewed focus on real estate sales following its recent acquisition activity. In addition, based on its current development schedule, management expects an increase in sales of lots in the Company's subdivisions and an increase in brokerage commission income generated through its newly implemented sales program, in an effort to counteract a slower economy.

Inventory and Other Assets

     Houses, condominiums and buildings in inventory decreased from $2,769,952 on June 30, 1997 to $979,912 on June 30, 1998. This
$1,790,040 decrease is primarily due to disposal of a number of the model homes owned by the Company, including those that were acquired last year as part of the Flowers acquisition. (See ACQUISITIONS AND
DISPOSITIONS NOT IN THE ORDINARY COURSE OF BUSINESS at Page 5.)

     The inventory of developed lots decreased by $5,577,856, from $18,699,517 on June 30, 1997 to $13,121,661 on June 30, 1998. This
decrease is due to both the sales of developed lots in Albany and Thomasville, Georgia and Cape San Blas, Florida that were acquired last fiscal year as part of the Flowers transaction and the sales of lots in subdivision phases that were completed just before the end of last year.

     Land under development increased by $5,968,437, to $12,164,226 on June 30, 1998 compared to $6,195,789 on June 30, 1997. This increase was due to the construction that began and is still underway in seven different residential communities. These communities include three in the Tallahassee, Florida market, three in the Stockbridge, Georgia market, and the golf course community being built in Freeport, Florida.

     The Company's inventory of (raw) land decreased about 23.58% from $8,759,754 on June 30, 1997 to $6,694,257 on June 30, 1998, a decrease of $2,065,497. This decrease was primarily due to the the development that is under way on seven residential communities, including four new subdivisions, The Glen and The Summit at Eagle's Landing, Golden Eagle Phase 8, and Magnolia Bluff, moving this land from raw land to land under development, as well as the sale of the Piney-Z partenrship interest.

     The largest part of the decrease in non-inventory assets resulted from the Company's financing of certain land sales last year, that have subsequently been paid by the purchasers during this fiscal year. Accounts and notes receivable decreased approximately $1,363,726 due primarily to a $2.5 million note the Company received on the sale of commercial property by Apalachee Partners, Ltd. last fiscal year, and which note was due and paid during this fiscal year. Additionally, there was approximately $300,000 which were paid off through the transfer of property to the Company.

     Property and equipment decreased $627,612, from $1,037,277 on June 30, 1997 to $409,665 on June 30, 1998. The decrease is primarily due to the sale of the Barrier Dunes building in Stockbridge, Georgia, as well as the disposal of all Company owned vehicles.

     Deferred income taxes were decreased significantly from a liability of $1,232,452 at June 30, 1997 to a liability of $297,739 at June 30, 1998 primarily due to the loss incurred by the Company, and the Flowers Entities 1998 purchase price adjustment.

Liquidity and Capital Resources

     Generally, the Company expects to continue to sell lots in order to meet liquidity needs as it has done in the past. While the Company experienced a period with a minimal amount of operating cash, influxes of cash from loans from the President and pending closings of multi-lot sales contracts, and extended payment terms from vendors, should be sufficient, in the opinion of management, to provide sufficient operating
cash for the Company.   Together with revenues from other sources, sales
of lots would be expected to generate sufficient cash to meet liquidity requirements.

     Most of the Company's significant liabilities are reflected in its Notes Payable and arise primarily from debt encumbering the real estate inventory of the Company. (See Note 8 to the Consolidated Financial Statements). Notes Payable decreased by $1,328,823, from $23,177,756 on June 30, 1997 to $21,848,933 on June 30, 1998. This decrease resulted from the net reduction of real estate inventories was caused by the repayment of approximately $8,983,000 in existing notes payable through its sales.

     The related party note payable decreased by its full amount to $0 for the year ended June 30, 1998 from $1,839,380 for the year ended June 30, 1997. This decrease is due to the satisfaction of the note payable to a director that arose out of the Flowers acquisitions.

     Accounts payable and accrued expenses decreased by $300,368 to $1,608,218 on June 30, 1998 from $1,908,586 on June 30, 1997. This decrease was due to the payment of accrued liabilities during the fiscal year.

     Customer deposits decreased by $447,826, to $124,569 from $572,395 on June 30, 1997. The decrease is primarily due to the closing of many of the contracts pending as of June 30, 1997, and the sale of the Company's Piney-Z partnership interest. Primarily, the bulk of customer deposits the Company has at this time are from the Golden Eagle 8 project, the development of the first phase of which is expected to be well under way during fiscal year 1999.

     Shareholder's equity decreased by $2,578,782, from $15,812,760 on June 30, 1997, to $13,233,978 on June 30, 1998. The decrease in equity is attributable to the net loss for the Company during the fiscal year as well as the Company stock returned under the Flowers Entities' purchase price adjustment.

    The Company is presently reviewing the potential impact of Year 2000 compliance issues with regard to its information and accounting systems and business operations. The preliminary determination made by management is that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on its future operations or financial condition.

Item 7.     Financial Statements.

The following financial statements are contained in this Item 7:

              Report of Independent Accountants

     Consolidated Balance Sheets as of June 30, 1998 and 1997.

     Consolidated Statements of Operations for the years ended June 30, 1998 and 1997.

     Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 1998 and 1997.

     Consolidated Statements of Cash Flows for the years ended June 30, 1998 and 1997.

     Notes to the Consolidated Financial Statements

Report of Independent Certified Public Accountants
Board of Directors
Proactive Technologies, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Proactive Technologies, Inc. and Subsidiaries as of June 30, 1998 and 1997 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proactive Technologies, Inc. and Subsidiaries as of June 30, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                              JONES AND KOLB


Atlanta, Georgia
September 30, 1998


      Proactive Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets as of June 30, 1998 and 1997

                                          June 30,          June 30,
                                          1998              1997

ASSETS
Real estate inventories:
     Houses, condominiums
          and buildings                  $     979,912      $2,769,952
     Developed lots                         13,121,661      18,699,517
     Land under development                 12,164,226       6,195,789
     Land                                    6,694,257       8,759,754
                                        ---------------   ------------
                                            32,960,056      36,425,012
Cash and cash equivalents,
    including restricted cash
    of $155,243 in 1997                          7,240         182,485
Certificates of deposit                         92,524         109,503
Accounts and notes receivable                3,366,436       4,730,162
Investment in Killearn
     Properties, Inc.                        1,188,000       2,253,000
Investments in equity securities               261,565         220,080
Investments in and advances
     to real estate joint ventures                   0          22,000
Property and equipment, net                    409,665       1,037,277
Other assets                                   174,696         249,521
                                         -------------    ------------
Total assets                             $  38,460,182     $45,229,040

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Notes payable                            $  21,848,933     $21,338,376
Related party note payable                           0       1,839,380
Accounts payable and
     accrued expenses                        1,608,218       1,908,586
Customer deposits                              124,569         572,395
Income taxes payable                         1,237,495       1,716,671
Deferred income tax liability                  297,739       1,232,452
Deferred revenue                               109,250         109,250
Deferred compensation payable                        0         386,714
     Total liabilities                      25,226,204      29,103,824

Minority interest                                    0         312,456

Commitments and contingent liabilities

Shareholders' equity:
Common stock, $.04 par value,
     60,000,000 shares authorized,
    17,092,657 and 18,151,918
   issued and outstanding,
  respectively (see Note 1)                    683,706         726,077
Additional paid-in capital                  12,657,420      14,266,837
Retained earnings                            2,320,453       3,200,830
Note receivable that may be
   settled in Company stock                          0      (1,320,000)
Note receivable collateralized
   by Company stock                           (477,524)     (1,060,984)
Treasury stock (682,192 shares)             (1,950,077)              0
    Total shareholders' equity              13,233,978      15,812,760

  Total liabilities
   and shareholders' equity              $  38,460,182     $45,229,040

The accompanying notes are an integral part of these consolidated financial statements.

Proactive Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations for the years ended June 30, 1998 and 1997


                                              Year Ended   Year Ended
                                               June 30,     June 30,
                                                1998         1997

Sales                                        $ 15,133,889  $17,566,977
Cost of sales                                  11,888,253   11,825,186
                                              -----------   -----------
Gross profit                                    3,245,636    5,741,791

Selling, general and
 administrative exp.                           (2,787,270)  (1,951,502)
Interest expense                               (1,269,917)  (1,087,389)
Equity in earnings of
 affiliated companies                              20,568          988
Minority Interest                                       0   (  656,756)
Loss on attempted acquisition of Killearn        (368,767)           0
Other income, net                                 177,282      217,744
                                              -----------   -----------
(Loss)income before income taxes
 and discontinued
  operations                                     (982,468)   2,264,876

Income tax benefit (expense)                      332,146     (859,887)
                                              -----------   -----------
Net (loss)income before
discontinued
operations                                       (650,322)   1,404,989

Discontinued operations:
   Loss from investment in Decocrete
   (less applicable tax benefit of
   $138,801 and 121,822, respectively            (230,055)    (201,916)
                                              ------------   ----------
Net (loss)income                            $    (880,377)  $1,203,073
(Loss) earnings per share before
  discontinued operations                         ($0.04)        $0.08
Discontinued operations                           ( 0.01)       ( 0.01)
                                               ----------    ----------
(Loss) earnings per share                  $    ( 0.05)         $ .07

Weighted average
 shares outstanding                           16,845,746     16,732,516

The accompanying notes are an integral part of these consolidated financial statements.

Proactive Technologies, Inc. and Subsidiaries

Consolidated Statements of Changes in Shareholders' Equity
For the Years ended June 30, 1998 and 1997



                 Net

                 Unrealized Gain
                                                                      Additional
                On Investments
                                             Common Stock             Paid-In
     Retained    In Equity   Treasury    Note
                                         Shares        Amount         Capital
     Earnings    Securities  Stock       Receivable    Total

Balance at June 30, 1996                12,402,168    $496,087       $5,317,139
    $1,997,757   $57,635               $(1,500,000)   $6,368,618

Net income June 30, 1997
     1,203,073                                         1,203,073
Purchase of common stock of
  Killearn Properties, Inc.                343,800      13,752          744,874
                                                         758,626
Return of common stock of
  Killearn Properties, Inc.               (326,800)    (13,072)       ( 752,866)
                                                       (765,938)
Purchase of Flowers entities             4,500,000     180,000
6,632,500                                                       6,812,500
Stock issued for services                   24,500         980           45,020
                                                          46,000
Issuance of stock                          100,000       4,000          208,000
                                                         212,000
Exercise of common stock warrants
  for cash and notes receivable          1,108,250      44,330        2,072,170
                                        (1,060,984)    1,055,516
Net change in unrealized gain on investments
                (57,635)                                (57,635)
Collection on Keystone Note Receivable
                                          180,000       180,000

Balance at June 30, 1997                18,151,918    $726,077      $14,266,837
   $3,200,830      $  0                (2,380,984)  $15,812,760

Net income June 30, 1998
     (880,377)                                         (880,377)
Stock issued for services                  43,195    $  1,727      $    30,356
                                                          32,083
Purchase price adjustment on Flowers
  acquisition                           (1,102,456)    (44,098)      (1,639,773)
                                                    ( 1,683,871)
Collection on notes receivable
                           $(1,950,077) 1,903,460       (46,617)

Balance at June 30, 1998                17,092,657    $683,706     $ 12,657,420
  $2,320,453      $   0    $(1,950,077) $(477,524)  $13,233,978
                                        ==========    ========     ============
  ==========      ======   ============ ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

Proactive Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the years ended June 30, 1998 and 1997

                                                  June 30,    June 30,
                                                   1998         1997
Cash flows from operating activities:
Net (loss) income                              ($880,377)    $1,203,073
Adjustments to reconcile net (loss) income
    to net cash (used) provided by operating
    activities:
     Depreciation and amortization                85,366        171,429
     Expenses settled through
        the issuance of stock                     32,083         46,000
     Interest received through return of stock  ( 46,617)             0
     (Income) loss on real estate ventures      ( 20,568)       113,169
     (Gain) loss on disposal of
        property and equipment                  (133,933)       112,120
     (Gain) on impairment
        of real estate                                 0        (50,000)
     Loss on sale of equity securities           284,592              0
     Unrealized loss (gain) on
        equity trading securities                 66,000        (75,555)
     Minority interest in income
        of consolidated subsidiaries                   0        656,756
     Changes in operating assets and liabilities:
          Real estate inventories                253,659        649,665
          Deferred income taxes                 (934,713)      (206,229)
          Accounts and notes receivable         (158,861)    (2,806,490)
          Other assets                           161,094        (66,068)
          Accounts payable and
             accrued expenses                   (291,185)       705,084
          Customer deposits                     (447,825)      (170,981)
          Deferred compensation payable         (386,714)      (171,559)
          Deferred revenue                             0       (714,284)
          Income taxes payable                  (479,176)       617,270
                                             ------------    -----------
               Net cash (used) provided
                by operating activities       (2,897,175)        13,400
Cash flows from investing activities:
     Distributions from real
        estate joint ventures                     27,568        158,785
     Distributions to minority partner
        in real estate joint venture                   0       (350,000)
     Purchase of investments
        in equity securities                    (318,460)      ( 93,830)
     Proceeds from sale of
        equity securities                      2,286,868         16,844
     Purchase of property and equipment         ( 10,758)     (  42,862)
     Proceeds from disposal of
        property, plant and equipment                  0        582,470
     Amounts loaned as notes receivable         (106,826)             0
     Payments on notes receivable              2,680,450        180,000
     Proceeds from maturity of
        certificates of deposit                   16,979         47,356
     Purchase of certificate of deposit                0       ( 40,594)
                                               -----------   -----------
          Net cash from
            investing activities               4,575,821        458,169
Cash flows from financing activities:
     Repayment of amounts borrowed           (16,324,702)   (14,715,778)
     Proceeds from issuance
       of notes payable                       14,470,811     13,005,504
     Proceeds from exercise of warrants                0      1,055,516
     Proceeds from issuance of stock                   0        212,000
                                            -------------   -----------
          Net cash from
            financing activities             ( 1,853,891)     ( 442,758)
Net increase (decrease) in cash
   and cash equivalents                         (175,245)        28,811
Cash and cash equivalents
   at beginning of period                        182,485        153,674
                                           --------------   -----------
Cash and cash equivalents
   at end of period                          $     7,240     $  182,485
                                            =============   ============
Supplemental disclosures of cash flow information:
     Cash paid during period for:
          Interest                           $ 1,304,557    $ 1,705,541
                                            ============    ============
          Taxes                              $   253,998    $   365,000
                                            ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

Proactive Technologies, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

 1.     Basis of Presentation:

     These financial statements include the operations of Proactive Technologies, Inc. ("PTE"), its principal subsidiary, Capital First Holdings, Inc. ("Capital First"), and several other subsidiaries. All of the companies are real estate developers with operations in Tallahassee, Florida; Stockbridge, Albany and Thomasville, Georgia; Cape San Blas, Florida; and Freeport, Florida.

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

     Real Estate Inventories

     Real estate inventories are recorded at the lower of cost or estimated fair value. Expenditures for land development are capitalized and allocated to development projects by the specific identification method. Costs are allocated to specific lots based on the ratio of the lot sales price to the estimated total project sales price. Interest costs and real estate taxes are capitalized while development is in progress. Total interest capitalized during the years ended June 30, 1998 and 1997 was approximately $943,950 and $960,000,respectively.

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

     Revenue Recognition

     The Company records revenue on the sale of real estate properties once the Company has fulfilled its obligation under the sales contract and is not obligated to perform significant activities after the sale to earn its profit. Revenue is only recognized when the collectibility of the sales price is reasonably assured. When land is sold prior to the completion of development by the Company, the related revenue and profit is recognized under the percentage-of-completion method as the development is completed. Generally, the Company does not provide financing on its sales of property.

     Utility rebates due from the City of Tallahassee for water and sewer lines built by the Company are recognized in income in the year the rebates are fixed and determinable. During the year ended June 30, 1997, rebate income of approximately $32,000 was recorded as a reduction of cost of sales. No utility rebates were received for the year ended June 30, 1998.

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

     Earnings Per Share

     Earnings per share are calculated based on the weighted average shares outstanding for the period. PTE warrants outstanding, entitling each holder to acquire one share of common stock for an exercise price of $2.00 per share, are included in earnings per share computations beginning on February 12, 1996, the date of the reverse acquisition by Capital First, to the extent they are dilutive.
While there are no warrants outstanding at June 30, 1998, there is a note receivable outstanding related to the exercise of the warrants with a balance of $477,524. This note is secured by the stock issued from the exercise of the warrants and will be treated in a manner similar to an option until it is paid or satisfied.

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



3.     Business Acquisitions & Dispositions:

     Capital First acquired voting control of PTE in a reverse acquisition on February 12, 1996. At that time, the newly combined Company determined the operations of Keystone Laboratories, Inc. ("Keystone"), a former subsidiary of PTE, were inconsistent with its long-term business objectives and reached a decision to sell or otherwise dispose of Keystone. On June 29, 1996 the Company entered into an agreement to sell the stock of Keystone to certain members of Keystone management that were also shareholders of PTE. The purchase price under the agreement was set at $1,500,000 which was payable in either stock, using an assigned value of $3.50 per share, or, at the option of the buyer, cash. The purchase price was payable as follows: a deposit of 72,000 shares of the Company's common stock due at closing and the remainder due on December 31, 1997 bearing interest at the rate of 8% per annum. Such interest may also be settled in PTE stock. The initial payment was made in July 1996 in the form of approximately 72,000 shares of PTE stock, and the Company received all of the remaining shares during the current fiscal year for the remaining price and interest.

     	PTE acts as a guarantor for a note payable of Keystone with a balance of approximately $125,000 as of June 30, 1996. The note matures in June 2001. Keystone's net earnings for the period from July 1, 1996 to June 30, 1997 amounted to approximately $135,000
(unaudited). Net earnings for the period from July 1, 1997 to June 30, 1998 were approximately $175,000 (unaudited). Management of
PTE believes Keystone will honor its obligations under the note.

     Effective February 10, 1996, Decocrete Worldwide, Inc. ("Decocrete"), a subsidiary of PTE, operating under the direction of Capital First, acquired the net assets of Decocrete International, Inc., a manufacturer of decorative concrete with a plant located in Tampa, Florida, for an aggregate purchase price of $72,000 in cash and 20% of the outstanding shares of Decocrete. The acquisition has been accounted for under the purchase method of accounting. Identifiable assets acquired approximated the liabilities assumed; accordingly, the entire purchase price has been attributed to goodwill. During fiscal 1997 the Company decided to cease operating Decocrete. The Company has written off all existing amounts still outstanding from Decocrete in these financial statements.

	     In August, 1996, the Company acquired all of the stock of three separate corporations (the "Flowers Entities") for 4,500,000 shares of the Company's common stock which was valued at $6,812,500, based on renegotiated terms. The acquisition was accounted for as a purchase and the results of operations of the Flowers Entities are included in the consolidated financial statements from the date of acquisition.

	    During the year ended June 30, 1998, the Company renegotiated its acquisition of the Flower Entities after a reevaluation of the assets acquired. The modified purchase price was re-valued at $5,128,629 after the purchase price adjustment. As a result, the purchaser returned to the Company a total of 1,102,456 shares of PTE stock originally issued for the acquisition. Accordingly, real estate inventory and shareholders' equity were reduced by $1,683,871 during 1998 as a result of this purchase price adjustment. The adjusted total shares issued for the Flowers
Entities totals 3,397,544 shares.

	    During the year ended June 30, 1998, the Company acquired certain real estate from Killearn Properties, Inc. ("Killearn"), by assuming the outstanding debt. The real estate is located in the Stockbridge (South Metro) area of Atlanta. The real estate consists of two tracts of property encumbered by debt in the amount of $2,437,992. In addition, PTE received 100% of the outstanding stock in Simpson Mill Development Corporation, which it later sold at a net gain of $369,552. PTE also received a 50% interest in Henry County Land Partners, a Georgia general partnership owning three parcels of land.

	    At June 30, 1997, the Company owned a 67% interest in two separate partnerships, Piney-Z, Ltd. and Apalachee Partners, Ltd., which were consolidated in the Company's 1997 consolidated financial statements, net of the minority interest. During the year ended June 30, 1998, Apalachee Partners collected its mortgage receivable and ceased operations. In October 1997, the Company sold its interest in the Piney Z partnership to an unrelated third party and realized a gain of $996,192 on such sale (Note 7).

4.     Property and Equipment:

     Property and equipment consists of the following:
                                            June 30,            June 30,
                                              1998                1997

Land and land improvements               $   151,960         $   216,988
Buildings and building improvements          249,361             617,850
Vehicles                                           0             118,765
Furniture, fixtures and equipment            242,927             325,897

                                             644,248           1,279,500
Accumulated depreciation                    (234,583)           (242,223)
                                         $   409,665         $ 1,037,277

5.     Investments in Equity Securities:

     In the year ended June 30, 1997, the Company has made a $130,000 investment in The Buckhead Brewery and Grill, Inc. ("Buckhead").
Buckhead owns and operates a restaurant in Tallahassee, Florida. As of June 30, 1998, PTE holds a 5% ownership interest in this company.

     At June 30, 1998 and 1997, the Company had securities classified as trading with a fair value of approximately $1,189,030 and $90,080, respectively. An unrealized net holding loss of approximately $66,000 related to these securities was reported in the consolidated statement of operations for the year ended
June 30, 1998. An additional loss of $130,000 was recognized from the sale of trading securities during the year ended June 30, 1997.

6.     Investment in Killearn Properties, Inc.:

	The Company has made investments in Killearn, which is the real estate development company from which Capital First acquired its Tallahassee development. Killearn's primary operations include the development of residential property surrounding a golf course in Henry County, Georgia.
At June 30, 1997, PTE's aggregate holdings in Killearn were approximately 251,000 shares, representing approximately 28% ownership of Killearn,
an increase from the 16% interest held at June 30, 1996.   As a result
of the increase in ownership during 1997, the Company recorded its investment in Killearn using the equity method for the year ended June
30, 1997. The Company reported income of $114,157 from its investment in Killearn, which is included in "Equity in earnings of affiliated companies" on the income statement. (See also Notes 8 and 10, Notes Payable, and Related Party Transactions).

     Summarized financial information for Killearn Properties, Inc. & Subsidiaries as of and for the year ended April 30, 1997 is as follows:

Real estate						                          $24,441,540
Other assets					                            8,369,977
                                            -----------
Total assets					                           32,811,517


Mortgage debt					                          19,948,364
Other liabilities					                       9,736,091
Equity						                                 3,127,062
                                           -----------
Total liabilities and equity 		             32,811,517

Sales							                                13,349,358
Cost of sales					                           9,129,206
                                           -----------
Gross profit					                            4,220,152
Other income and expenses, net		            (3,124,829)
                                           -----------
Net income						                           $ 1,095,323

     	At June 30, 1997, the Company's investment in Killearn differed from its market value and the Company's equity in its net assets as follows:

Recorded investment				                                  $ 2,253,000
Market value of investment at June 30, 1997              $ 1,191,000
Interest in underlying equity of net assets (book value) $   883,700

     The difference between the Company's recorded investment and its interest in the underlying equity of net assets was allocated to land inventories and was being expensed as inventory was sold. The equity in earnings of Killearn at June 30, 1997 was computed as follows:

Net income for fiscal 1997 as reported by Killearn       $ 1,095,323
Company's interest in earnings			                		           28.26%
Allocated income								                                     309,498
Less amortization of excess purchase price over book value	  195,341
Net equity in earnings as adjusted				                   $   114,157

	    In January 1998, the Company sold the majority of its shares in Killearn at a net loss of $284,592. At June 30, 1998, the Company held 132,000 shares of Killearn, representing 14.88% of the outstanding shares of Killearn. As a result of the decreased ownership, PTE ceased accounting for its investment in Killearn on the equity method. The investment is currently accounted for as a trading security.

     The accumulated costs of the Company's attempted acquisition of Killearn have been reported separately on the consolidated statement of operations. The total of $368,767 includes loss on the sale of Killearn stock, losses from the Company's share of Killearn's earnings, the unrealized net holding loss on stock held at June 30, 1998, and certain legal expenses relating to the attempted acquisition.


7.     Investments In Real Estate Ventures:

     As discussed in Note 3 of the financial statements, the Company acquired a 50% interest in Henry County Land Partners, a Georgia general partnership. The Company is a general partner and has significant control over the partnership. As a general partner, the Company is liable for the debt and obligations of the partnership.


     Summarized financial information for Henry County Land Partners as of June 30, 1998, and for the period February 2, 1998 to June 30, 1998 is as follows:

                                         June 30,
                                         1998

Real estate                           $ 1,226,873
Cash                                       98,152
Total assets                            1,325,025

Mortgage debt				                     $ 1,044,625
Other liabilities					                     50,033
Total liabilities				                   1,094,658
Partnership equity                        230,367
                                      -----------
Total liabilities and equity		        $ 1,325,025


Sales                                 $ 2,925,881
Cost of sales                           2,357,644
Gross profit                              568,237
Other income and (expenses), net          (55,869)
                                     ------------
Net income                            $   512,368

     PTE received partnership distributions of $205,000 and made an additional capital contribution of $64,000 during 1998.

	    Due to its ownership interest and control, the Company's 50% share of the assets, liabilities and operations are consolidated in the Company's financial statements.

	    In addition the Company owned a 67% interest in two separate partnerships, Piney-Z, Ltd. and Apalachee Partners, Ltd. Based on the majority ownership and control of these partnerships, they were consolidated in the Company's 1997 financial statements. The 33% minority interest in the earnings of the partnerships has been deducted from the operating results of the Company for the year ended June 30, 1997 and is reflected on the balance sheet net of a $350,000 distribution paid to the minority partner during that fiscal year. During the year ended June 30, 1998, the Company sold its interest in Piney-Z, Ltd. and Apalachee Partners, Ltd., distributed its remaining assets, and ceased operations (Note 3).

 8.    Mortgage Loans and Notes Payable:

 Debt consisted of the following:
                                            June 30,        June 30,
                                            1998            1997
Notes payable to Killearn with
interest rates ranging from 7% to 10%.
Interest is paid either quarterly
or semi-annually. These notes are
collateralized by portions
of the developed lots, land
under development, houses and
condominiums, and land.                   $ 1,992,527       $ 5,459,842

Notes payable to financial institutions
with interest rates ranging from 8.25%
to 10.5% with several of the notes having
variable interest rates at prime plus 1%
or 1 1/2%.  Interest is due monthly and
principal is due in balloon payments
at varying dates through 1999. The notes
are collateralized by portions of the
developed lots, land under development
and land.                                  16,172,163        14,954,558

Notes payable to financial institutions
with interest rates ranging from 8.25%
to 9.75%.  Payment terms differ with
some paying interest monthly with balloon
payments in 1998 and others paying principal
and interest monthly with maturity dates
from 2013 to 2025. The notes are
collateralized by portions of the
houses and condominiums.                      715,255           679,643

Note payable to a director with
interest at the prime rate.  Principal and
interest payments are due annually;
balloon payment due in 2003.
The note is collateralized with land,
land under development, and developed lots
in Thomasville, Georgia and Cape
San Blas, Florida.                                  0        1,839,380

$500,000 margin loan with an investment
banking firm.  Interest due monthly
at rate of 8.375%.  Principal due on demand.
Collateralized by portions of the Killearn
securities.                                         0           88,326

Other notes payable                         2,968,988          156,007

Total                                     $21,848,933      $23,177,756

All indebtedness which is collateralized by real property include contingent principal and interest payments due when lots of the
related collateral are released for sale.   Substantially all of the
notes are guaranteed by a major stockholder.

     The Company has approximately $229,000 available under existing loan arrangements for use in completing development of certain of its properties.

     Maturities of the notes payable, some of which are dependent on the sale of lots, are as follows at June 30, 1998:

Year                                       Amount

1999                                   $   14,629,845
2000                                        3,342,376
2001                                        2,369,010
2002                                          262,256
2003                                          818,901
2004 and thereafter                           426,545
Total                                  $   21,848,933

     Based on the relatively short maturities of fixed rate debt, and the market rates of interest such debt bears, management believes the aggregate carrying amount of its fixed rate debt approximates such debt's fair value. Interest rates on variable rate debt fluctuate with market conditions. The majority of notes receivable relate to notes payable assumed by purchasers of certain real estate. Accordingly, such carrying amounts also approximate fair value.

9.     Income Taxes:

     The components of income tax (benefit) expense attributable to continuing operations are as follows:

                               Year Ended June 30, 1998
                         Federal        State          Total

Current               ($ 37,655)      ($ 7,570)      ($ 45,225)
Deferred              ($244,985)      ($41,936)      ($286,921)
                      ($282,640)      ($49,506)      ($332,146)

                               Year Ended June 30, 1997
                         Federal        State          Total

Current                $926,220       $167,535      $1,093,755
Deferred               (199,719)      ( 34,149)      ( 233,868)
                       $726,501       $133,386      $  859,887

     Income taxes payable at June 30, 1998 and 1997 include taxes payable from prior years which had not been paid.

     Capital First's 1994 and 1995 and Proactive Technologies, Inc.'s 1996 tax returns are currently under examination by the Internal
Revenue Service, but no reports have yet been issued.

     Total income tax expense attributable to continuing operations differs from the amount computed by applying the U.S. federal statutory tax rate to pretax income from continuing operations primarily due to the effect of state taxes and penalties and interest charged on delinquent balances.

     The components of the net deferred tax liability (asset) are as follows:

                                      June 30,         June 30,
                                      1998             1997

Difference in basis of
    acquired assets                 $   377,989       $ 1,424,609
Real estate inventories               (  59,123)         ( 59,123)
Deferred compensation                 (   5,029)         (144,890)
Investments in equity securities      (  16,098)                0
Other                                         0            11,856
                                    $   297,739       $ 1,232,452


     Prior to the reverse acquisition, PTE incurred significant net operating losses ("NOL's"). Due to the substantial limitations placed on the utilization of such NOL's following a change in control, no related deferred tax benefit has been recorded, however, the Company is seeking to maximize any available benefit.

10.       Related Party Transactions:

     In April 1996, the Company purchased land from an entity owned by PTE's largest shareholder for a purchase price of $475,000 (which approximates the shareholder's basis in the property). In connection with this purchase, a note payable of $225,000 with an unrelated third party was assumed by PTE, and PTE entered into a note payable agreement with the seller for the remaining $250,000. The assumed note bore interest at a rate of approximately 16% and was paid off during the year ended
June 30, 1998.

     The Company had a deferred compensation agreement with the former Chief Executive Officer James A. Preiss, which resulted in the Company having a deferred payable of $387,000 at June 30, 1997. During the year ended June 30, 1998, the Chief Executive Officer ceased employment with the Company and entered into a termination agreement whereby the deferred compensation payable would be paid in full and certain other property transferred to him as payment for past services. As a result, the Company paid the remaining $387,000 due under the deferred compensation arrangement and transferred to him cash and additional property with a total book value of $183,055, which are classified as compensation expense.

     From time to time the Company makes advances and repayments of loans to and from its President which are repaid either through cash payments or increases in compensation expense. Prior to year end, the Company borrowed approximately $172,000 from the President from funds acquired through the sale of his personal stock. As of June 30, 1998, the President owed $109,111 to the Company.

     During 1997, the Company sold one lot to its former Chief
Executive Officer and one house to a director amounting to total revenues of approximately $145,000.

    During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc. ("Killearn"). Killearn is in the business of real estate development in the Stockbridge, Georgia area. The Company filed its
Schedule 13D regarding this event on April 25, 1996.  In May, 1996,
PTE proposed a transaction with Killearn whereby Killearn would exchange certain assets (consisting of the golf course and country club, a newly constructed inn and certain joint venture interests) to Killearn's then Chairman of the Board and Chief Executive Officer, for this approximate
42% ownership interest in Killearn, or 551,321 shares of Killearn voting common stock. In connection with this proposed transaction, PTE would be required to loan Killearn $2 million dollars, which would be used to
facilitate the transfer of the assets.   During August 1996, PTE
acquired approximately 85,950 additional shares of Killearn stock, increasing its ownership interest in Killearn to approximately 22%. On July 29, 1996, PTE proposed to Killearn's Board of Directors that PTE be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that Killearn's board include two additional representatives of PTE. On July 31, 1996, Killearn's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between Killearn and Killearn's chairman. The split-off transaction was voted upon and approved at Killearn's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner, President of the Company, Robert E. Maloney, Jr., and Langdon S. Flowers, Jr., directors of the Company were named to the Board of Killearn.
On November 1, 1996, Mr. Conner was named Chairman of Killearn.
At June 30, 1997, the Company owned 250,750 shares, or 28.26% of Killearn stock. Since August 1, 1996, Killearn and PTE have been operating under an informal arrangement for the services of sales personnel. On March 10, 1997, Killearn's Board of Directors ratified a proposal to pay PTE $12,500 per month for the services of PTE's sales personnel, retroactive to July 1, 1996. During fiscal 1998 and 1997, the Company received $25,000 and $150,000, respectively, in consulting fees from Killearn.

     In a prior fiscal year, the Company agreed to purchase land and other assets from Killearn for approximately $25,000,000. As a result of that transaction, the Company owed Killearn on June 30, 1998 and 1997, respectively, $1,992,527 and $5,459,842. In addition, from time to time during fiscal year 1997, the Company made and received advances and repayments of short term loans to Killearn which are repaid through cash payments. In January, 1998, the Company paid all advances owed to Killearn and has incurred no additional advances to date.

     During August 1996, the Company purchased a new subsidiary which previously purchased a building for $550,000 from Killearn whose Chairman and Chief Executive Officer is Mark A. Conner. The purchaser signed a promissory note in the amount of $550,000 that is included in notes payable in the accompanying balance sheet that bears interest at 9% per annum. The building was sold back to Killearn in February 1998 in complete satisfaction of its note payable.

     During 1997, the Company sold 100,000 shares of Company stock to a subsequent director for $212,000.

     Effective August 12, 1996, the Company acquired from a subsequent director, all of the voting common stock of Flowers Properties, Inc., Highland Properties Construction Company, Inc., and Barrier Dunes Development Corporation, Inc., in exchange for Company stock. Under the agreement, the 2,565,000 shares originally issued were adjusted as a result of the average quoted market price of the shares for the ten trading days prior to December 31, 1996, if it was below $3.50 per share. The Company re-negotiated the transaction and issued an additional 1,935,000 additional shares for the above transactions.
Then, in 1998, the Company and the directors completed their reevaluation of the assets acquired. The renegotiated purchase price was valued at $5,128,629 after the purchase price adjustment. As a result the director returned to the Company a total of 1,102,456 shares of Company stock originally issued for the acquisition. The purchased companies' operations principally consist of developed land and raw land in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations has been added to the land inventory of the Company. The acquisition is accounted for under the purchase method of accounting.

     The Company entered into certain transactions with a corporation of which an officer is the father of the Company's President. During the year ended June 30, 1998, the Company had lot sales of $208,000 to such corporation. In addition the corproation owed the Company $636,395 under a note receivable created upon the sale of an entire subdivision. All sales to the corporation were made at prices equivalent to third party transactions.


11. Supplemental Cash Flow Information for Noncash Investing and Financing Activities:

     During fiscal year 1998 and 1997, the Company entered into several property exchanges, whereby it traded property worth a total of approximately $304,000 and $2,303,000, respectively, for which it received equivalent value in property.

     During fiscal 1997, the Company issued 4,500,000 shares of its voting common stock valued at approximately $6,812,500 for all of the voting stock of Highland Properties Construction Company, Inc.,
Flowers Properties, Inc., and Barrier Dunes Development Corporation, which companies own real estate in Albany, Georgia, Thomasville, Georgia and Cape San Blas, Florida, respectively. During the year ended June 30, 1998, the Company renegotiated its acquisition of the Flower Entities after a reevaluation of the assets acquired. The renegotiated purchase price was valued at $5,128,629 after the purchase price adjustment. As a result, the purchaser returned to the Company a total of 1,102,456 shares of PTE stock originally issued for the acquisition. The adjusted total shares issued for the Flowers Entities totals 3,397,544 shares.

    During 1998, the Company satisfied its Company note payable to a director in exchange for the transferrance of inventory and notes receivable from its Capital First Holdings, Barrier Dunes, Flowers Properties and CFH Albany companies worth a total of $1,720,000.

     During 1998 and 1997, respectively, 43,195 and 24,500 shares of common stock were issued to two creditors as payment for services rendered. A $32,000 and $46,000 expense was recorded, respectively, in connection with these transactions.

     During 1998, the Company purchased 132,000 shares of Killearn stock for $1,254,000, financed by notes payables to the Sellers.

     During 1998, the Company transferred a Stockbridge, Georgia building to Killearn in complete satisfaction of its mortgage note payable.

     Certain properties worth approximately $429,770 were transferred to the former CEO under his termination agreement in satisfaction of his deferred compensation liability.

12.     Contingencies

     During the normal course of business, the Company is subject to
various lawsuits which may or may not have merit.   Management intends
to defend such suits vigorously and believes that they will not result in any material loss to the Company.

13.     Concentration of Risk:

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

14.     Subsequent Events

     Subsequent to year end, the Company paid off its entire remaining Killearn Properties, Inc. obligation of approximately $2,000,000 through refinancing with its first mortgagee in Tallahassee, Florida. As a result, of this refinancing, the Company now has an approximate $9,000,000 obligation with its primary lender and the obligation to Killearn secured by the Florida property has been removed. The Company now owes about $346,000 to Killearn, which amounts are due and payable on or before June 30, 1999, and which amounts are secured by second mortgages on property located in Henry County, Georgia.

     Additionally, subsequent to year end, the Company borrowed an additional $100,000 from the President and the Company's largest shareholder, which funds were utilized to increase working capital of the Company.

     Also subsequent to year end, the Company contracted to sell 100 acres to a company to which a director is the majority shareholder for $610,000, which amount was greater than the largest offer the Company received from any other purchaser. The Company's cost in the land approximates the agreed upon sales price.

     Additionally, in September 1998 Barrier Dunes borrowed approximately $600,000 from a development line in order to begin construction of six units in Cape San Blas, Florida.




Item 8. Changes in and Disagreements with Accountants on
    Accounting and Financial Disclosure.

     As reported on Form 8-K filed on September 15, 1997, on September
5, 1997, the Company formally dismissed its former accountant, Coopers
& Lybrand. This dismissal was due to a dispute over fees for the upcoming
audit.   The report of Coopers & Lybrand did not contain an adverse opinion or disclaimer of opinion and was not modified as set forth in Form 10-KSB/A filed on EDGAR on October 20, 1997. On September 3, 1997, the Company had engaged Jones and Kolb as its new accountant.

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

Name                   Age          Position                  Since

Mark A. Conner          32       Chairman, President           1996

James A. Preiss         58       Director                      1996

Ben S. Branch           55       Director,
                                 Audit Committee Chairman      1997

Langdon S. Flowers, Jr. 48       Director                      1997

Robert E. Maloney, Jr.  34       Director
                                 Vice President-Corporate
                                 Counsel                       1996

David W. Wahl           26       Vice President-Chief
                                 Financial Officer             1998

     Mark A. Conner, age 32, has been President of the Company since February 1996, and President of Capital First since its incorporation in 1994. Mr. Conner earned a B.S. in Finance, with honors, from Florida State University in 1987. Mr. Conner started his own real estate company in October 1987, Conner, White & Associates, Inc., which focused on the development of affordable housing for first time and mid-priced home buyers. This approach proved to be successful, resulting by 1992 in the development and marketing of 14 communities.

     James A. Preiss, age 58, is the former Chief Executive Officer of Proactive Technologies, Inc., who resigned in March of 1998 to pursue other interests. He is a former partner of Proactive's President, Mark
A. Conner, and co-developed more than $50 million in residential real estate from 1992 to 1995. He has substantial experience in the real estate industry and in the early 1970's, directed SunView, New Jersey's real estate divisions for the Deltona Corporation communities of Marco Island, Spring Hill, Citrus Springs, Sunny Hills, Deltona, and Pine Ridge Estates. In 1978, he founded Preiss & Preiss, Inc., a $60 million industrial real estate development corporation in Fairfield, New Jersey and Morristown, New Jersey. He has also owned Indus-Council Consultants, Inc., a New Jersey based consulting group, and has lectured at Rutgers University College of Labor and Industry.

     Langdon S. Flowers, Jr., 48, was born and raised in Thomasville, Georgia, and still resides there. He has also served as president of the W.R. Milton YMCA Board of Directors and is a past director of the Thomas County Habitat for Humanity. He is currently a director of the South Georgia Regional Board of NationsBank, M.L. Lynch, Co., and F&W AgriServices, Inc. In 1971, he earned a B.S. degree in Management from Georgia Tech University. From 1974 to 1984 Langdon worked in various positions with Flowers Industries, Inc. (NYSE) including serving as President of Flowers Baking Company (Thomasville, Georgia), President of Schott's Bakery (Houston, Texas), and Corporate Regional Vice
President for the six Georgia and Alabama bakeries. In 1984 Langdon left Flowers Industries to form his own management company, FPI, Inc.
and three real estate development companies: Barrier Dunes Development Corporation, Flowers Properties, Inc. and Highland Properties Construction Company. All three of these development companies were merged into Proactive Technologies, Inc. (AMEX)

     Ben S. Branch, Ph.D., 55, Professor of Finance at the University of Massachusetts, has served as the Chapter 7 Bankruptcy Trustee for the Bank of New England Corporation since 1991. Prior to that he chaired the Senior Unsecured Creditors Committee and later the Board of Directors for the First Republic Bank Corporation. Professor Branch received his Ph.D. in Economics from the University of Michigan in 1970. He taught Economics at Dartmouth College from 1970-1975 when he joined the Finance Department faculty at the University of Massachusetts. He is the author of numerous articles on investing, appearing in such publications as the Wall Street Journal and Barrons as well as numerous academic journals. He has also written several books on investing including Investments, Principal, and Practices (Longman, 1987). He is also the co-author (with noted bankruptcy lawyer Hugh Ray) of a book on investing in the claims against the bankruptcy and financially distressed firms, Bankruptcy Investing, How to Profit from Distressed Companies (Dearborn Publishing, 1992).

     Robert E. Maloney, Jr., age 34, has been Corporate Counsel to the Company since February 1996. He earned a B.A. with high honors (including Phi Beta Kappa) from Ohio Wesleyan University in 1986. He graduated from Wake Forest University School of Law in 1989, and served as the Executive Editor of Wake Forest Law Review in 1988-89. Mr. Maloney was with the firm of Fee, Bryan & Koblegard, P.A. in Fort Pierce, Florida from 1989 to 1995, where he specialized in litigation matters. In 1993 and 1994, Mr. Maloney served as counsel on a number of Capital First's real estate developments. He is licensed to practice law in the states of Florida, Georgia, Massachusetts, and Connecticut and is a member of the Florida Trial Attorneys and the American Bar Association.

	     David W. Wahl, age 26, joined the Company in May 1998 as Controller and was subsequently promoted to Chief Financial Officer. Mr. Wahl earned a B.A. in Economics and Mathematics from Williams College in 1993. He also obtained his M.B.A. from Emory University in 1998, graduating with Honors. Mr. Wahl has had experience as an auditor with a Big 5 accounting firm and as an analyst in the Corporate Finance division of a pharmaceuticals company.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and regulations of the SEC thereunder require the Company's executive officers and directors and persons who own more than 10% of the Company's common stock, as well as certain affiliates of such persons, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and persons owning more than 10% of the Company's common stock are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations that no other reports were required for those persons, the Company believes that during the fiscal year ended June 30, 1998, its executive officers, directors and owners of more than 10% of its common stock complied with all filing requirements.

Item 10.     Executive Compensation.

                                   SUMMARY COMPENSATION TABLE
                                        (Year ended June 30, 1998)

Name and                                       Long-term    Other Annual
Principal Position     Salary        Bonus     Compensation Compensation

Mark A. Conner
Chairman of the Board,
President             $61,200        --0--      --0--      $ 109,360 (1)

James A. Preiss (2)
CEO                  $131,539        --0--      --0--      $ 570,055 (3)


(1) Includes other personal expenses paid by Capital First and the Company on behalf of Conner.

(2) Based on an annual salary of $180,000 per year. Mr. Preiss resigned his position on March 9, 1998.

(3) Includes $387,000 paid by the Company due under a deferred compensation arrangement and property transferred to him with a book value of $183,055.




Item 11.     Security Ownership of Certain Beneficial Owners and
Management.

The following table sets forth information, as of June 30, 1998, concerning shares of Common Stock of the Company beneficially owned by each beneficial owner of more than 5% of the Company's common stock and by each director and officer and by all directors and officers as a group. Unless expressly indicated otherwise, each stockholder exercises sole voting and investment power with respect to the shares beneficially owned.

Name and Address               Number of Shares           Percent
of Beneficial Owner            Beneficially Owned         of Class

Mark A. Conner                  8,000,200                 46.80% (1)
7118 Beech Ridge Trail
Tallahassee, Florida  32312

Langdon S. Flowers, Jr.         2,397,544                 14.03%
P..O. Box
Thomasville, Georgia

Robert E. Maloney, Jr.             25,000                    <1%
7118 Beech Ridge Trail
Tallahassee, FL 32312

Ben S. Branch                     420,000                    2.46%
University of Mass.
Amherst, MA

George McIntosh                 1,000,000                  5.85%(1)
P.O. Box
Albany, Georgia

All Directors and Officers
as a Group                     11,842,744                 69.29% (1)

 (1) Based on 17,092,657 issued and outstanding shares used to calculate percentage.

Item 12    Certain Relationships and Related Transactions.

    In December 1995, the Company's President, Conner, contributed to Capital First, his 33.3% limited partnership interests in Piney-Z, Ltd. and Apalachee Partners, Ltd. (See Note 10 to the Consolidated Financial Statements). During the twelve months ending June 30, 1998, the Company made $92,556 in debt service payments with respect to loans on Conner's home on which Conner was primarily liable. Such amounts were included in Conner's compensation.

     In April 1996, the Company purchased land from an entity owned by PTE's largest shareholder for a purchase price of $475,000 (which approximates the shareholder's basis in the property). In connection with this purchase, a note payable of $225,000 was assumed by PTE, and PTE entered into a note payable agreement with the seller for the remaining $250,000. The assumed note bores interest at a rate of approximately 16% and was paid off during the year ended June 30, 1998.

     The Company had a deferred compensation agreement with the former Chief Executive Officer which resulted in the Company having a deferred payable of $387,000 at June 30, 1997. During the year ended June 30, 1998, the Chief Executive Officer ceased employment with the Company and entered into a termination agreement whereby the deferred compensation payable would be paid in full and certain other property transferred to him as payment for past services. As a result, the Company paid the remaining $387,000 due under the deferred compensation arrangement and transferred to him cash and additional property with a total book value of $183,055, which are classified as compensation expense.

     From time to time the Company makes advances and repayments of loans to and from its President which are repaid either through cash payments or increases in compensation expense. Prior to year end, the Company borrowed approximately $172,000 from the President from funds acquired through the sale of his personal stock. As of June 30, 1998, the President owed $109,111 to the Company.

     During 1997, the Company sold one lot to its former Chief
Executive Officer and one house to a director amounting to total revenues of approximately $145,000.

     During April, 1996, the Company acquired for investment purposes approximately 8.1% of the issued and outstanding shares of Killearn Properties, Inc. ("Killearn"). Killearn is in the business of real estate development in the Stockbridge, Georgia area.  The Company filed its Schedule 13D regarding this event on April 25, 1996.  In May, 1996,
PTE proposed a transaction with Killearn whereby Killearn would exchange certain assets (consisting of the golf course and country club, a newly constructed inn and certain joint venture interests) to Killearn then Chairman of the Board and Chief Executive Officer, for this approximate
42% ownership interest in Killearn, or 551,321 shares of Killearn voting common stock. In connection with this proposed transaction, PTE would be required to loan Killearn $2 million dollars, which would be used to
facilitate the transfer of the assets.   During August 1996, PTE
acquired approximately 85,950 additional shares of Killearn stock, increasing its ownership interest in Killearn to approximately 22%. On
July 29, 1996, PTE proposed to Killearn's Board of Directors that PTE be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that Killearn's board include two additional representatives of PTE. On July 31, 1996, Killearn's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between Killearn and Killearn's chairman. The split-off transaction was voted upon and approved at Killearn's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner, President of the Company, Robert E. Maloney, Jr., and Langdon S. Flowers, Jr., directors of the Company were named to the Board of Killearn. On November 1, 1996, Mr. Conner was named Chairman of Killearn. At June 30, 1997, the Company owned 250,750 shares, or 28.26% of Killearn stock. Since August 1, 1996, Killearn and PTE have been operating under an informal arrangement for the services of sales personnel. On March 10, 1997, Killearn's Board of Directors ratified a proposal to pay PTE $12,500 per month for the services of PTE's sales personnel, retroactive to July 1, 1996. During fiscal 1998 and 1997, the Company received $25,000 and $150,000 in consulting fees from Killearn.

     In a prior fiscal year, the Company agreed to purchase land and other assets from Killearn for approximately $25,000,000. As a result of that transaction, the Company owed Killearn on June 30, 1998 and 1997, respectively, $1,992,527 and $5,329,168. In addition, from time to time during fiscal year 1997, the Company made and received advances and repayments of short term loans to Killearn which are repaid through cash payments. In January, 1998, the Company repaid all advances to Killearn and have not incurred any further advances to date.

     During August 1996, the Company purchased a new subsidiary which previously purchased a building for $550,000 from Killearn. The purchaser signed a promissory note in the amount of $550,000 that is included in notes payable in the accompanying balance sheet that bears interest at 9% per annum. The building was sold back to Killearn in February 1998.

     During 1997, the Company sold 100,000 shares of Company stock to a subsequent director for $212,000.

     Effective August 12, 1996, the Company acquired from a subsequent director, all of the voting common stock of Flowers Properties, Inc., Highland Properties Construction Company, Inc., and Barrier Dunes Development Corporation, Inc., in exchange for Company stock. Under the agreement, the 2,565,000 shares originally issued were adjusted as a result of the average quoted market price of the shares for the ten trading days prior to December 31, 1996, if it was below $3.50 per share. The Company re-negotiated the transaction and issued an additional 1,935,000 additional shares for the above transactions. Then, in 1998, the Company and the directors completed their reevaluation of the assets acquired. The renegotiated purchase price was valued at $5,128,629 after the purchase price adjustment. As a result the director returned to the Company a total of 1,102,456 shares of Company stock originally issued for the acquisition. The purchased companies' operations principally consist of developed land and raw land in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations has been added to the land inventory of the Company.


     During 1998 and 1997, respectively, 43,195 and 24,500 shares of common stock were issued to two creditors as payment for services rendered. A $32,000 and $46,000 expense was recorded, respectively, in connection with these transactions.



                    PART IV

Item 13.  Exhibits List and Reports on Form 8-K.

(a)     Reports on Form 8-K - NONE

(b)Exhibits.
  Page

SEC Exhibit No.Type of Exhibit Number

27 Financial Data Schedule  44

99 Additional Exhibits N/A

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PROACTIVE TECHNOLOGIES, INC.


Date:   October 13, 1998         By: /s/ Mark A. Conner
                                Mark A. Conner
                                Chairman of the Board and  President


     In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   October 13, 1998      By: /s/ Mark A. Conner
                             Mark A. Conner
                             Chairman of the Board and President

Date:   October 13, 1998      By: /s/ James A. Preiss
                             James A. Preiss
                             Director

Date:   October 13, 1998      By: /s/ Robert E. Maloney, Jr.
                             Robert E. Maloney, Jr.
                             Director

Date:   October 13, 1998      By: /s/ David Wahl
                             David Wahl
                             Vice-President
                             Chief Financial Officer

Date:   October 13, 1998      By: /s/ Ben S. Branch
                             Ben S. Branch
                             Director
                             Chairman - Audit Committee

Date:   October 13, 1998      By: /s/ Langdon S. Flowers, Jr.
                             Langdon S. Flowers, Jr.
                             Director


                          INDEX TO EXHIBITS

Exhibit  Sequential
Number               Description                Page            Number