Form 10QSB
period 1998-09-30
PROACTIVE TECHNOLOGIES INC
filed 1998-11-13
CIK 722839

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             September 30, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was to require such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ____X______  No ________

    Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ___X_____   No _________

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of November 9, 1998 was 15,499,253.

    Transitional Small Business Disclosure Format (Check one):Yes______No ___X____


                       PROACTIVE TECHNOLOGIES, INC.
                            Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet               3
              September 30, 1998 and June 30, 1998

              Condensed Consolidated Statements of
              Income for the Three Months
              Ended September 30, 1998 and 1997                  4

              Condensed Consolidated Statements of
              Cash Flows for the Three Months Ended
              September 30, 1998 and 1997                        5

              Notes to Condensed Consolidated Financial
              Statements                                         6-8


Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         9-11


PART II   OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 4.     Submission of Matters to a Vote of Security Holders  11

Item 5.     Other Information                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                        11

EXHIBIT INDEX                                                    12


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (000's except for outstanding shares)
                                               September 30       June 30,
                                                   1998             1998
ASSETS:

Real estate inventories                        $  33,449       $  32,960
Cash and equivalents                                  98             100
Property and equipment, net                          393             410
Investment in Killearn Properties, Inc.            1,188           1,188
Other Investments                                    197             261
Other assets                                         274             175
Notes Receivable                                   1,055           3,366
                                               _________       _________
TOTAL ASSETS                                   $  36,654       $  38,460
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                                  $  21,095       $  21,849
Accounts payable and accrued expenses              1,096           1,608
Income taxes payable                               1,237           1,237
Deferred income tax liability                        112             298
Deferred revenue                                     109             109
Deferred compensation payable                          0               0
Customer deposits                                    190             125
                                               _________       _________
Total Liabilities                              $  23,839       $  25,226

Minority Interest                                      0               0

Stockholders' Equity:
Common stock - par value $.04 per
share; authorized 60,000,000 shares;
issued 18,445,648                                    684             684
Paid-in capital                                   12,328          12,180
Retained earnings                                  1,753           2,320
Treasury Stock                                    (1,950)         (1,950)
                                               _________       _________
      Total Stockholders' Equity               $  12,815       $  13,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  36,654       $  38,460
                                               =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements


       PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
 (In 000's, except for earnings per share and outstanding shares)
                                   Three Months Ended
                                      September 30,
                                   1998          1997
Net sales                        $ 1,327       $  2,543
Cost of sales                      1,389          1,544
Selling, general and
 administrative expenses             454            301
                                   _______      ________
(Loss) income from operations       (516)           698
Other Income (deductions):
 Interest (expense)                 (138)          (181)
 Other income (expense),
  net                                120           ( 26)
 Minority Interest                     0            ( 1)
                                  ________       ________
(Loss) income from
 continuing operations
 before income taxes                (534)           490
Income tax benefit
   (expense)                         186           (180)
                                  ________       ________
Net (loss) income before
 discontinued operations        ($   348)           310
Discontinued operations:
   Loss from operations
   of Decocrete Worldwide,
   less applicable tax
   benefit of $0 and
   $5,000,respectively                 0            ( 7)
                                  ________      _________
Net (loss) income               ($   348)        $  303
                                  ========      ========
(Loss) earnings per share before
  Discontinued operations       ($    .02)     $    .02
Discontinued operations          $    .00      $    .00
                                  ________      ________
Earnings per share              ($    .02)      $   .02
                                  ========      ========
Adjusted shares
 outstanding primary and
 fully diluted                  16,499,253   18,234,929
Dividends Paid                      NONE          NONE

See Accompanying Notes to Condensed Consolidated Financial Statements


            PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (In 000's)
                                                   Three Months Ended
                                                      September 30
                                                 1998             1997

Net Cash provided by operating activities      $   766        $    164
                                               _________       ________

Cash Flows from Investing Activities:
   Distribution from real estate ventures            0               0
   Investment in real estate ventures             ( 14)              5
   Purchase of investments in equity securities      0         ( 1,020)
   Purchase of property and equipment                0               0
                                               _________       _________
Net Cash used in investing activities            (  14)        ( 1,015)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants           0              0
   Proceeds from issuance of notes payable        3,458          2,623
   Repayments of amounts borrowed                (4,212)        (1,799)
                                               _________       ________

Net Cash provided by financing activities        (  754)           824
                                               _________       ________
Net (Decrease) Increase in Cash
   and Cash Equivalents                          (    2)         (  27)
                                                _________       ________

Cash and Cash Equivalents, Beginning of Period      100            182
                                               _________       ________

Cash and Cash Equivalents, End of Period       $     98        $   155
                                               =========       ========


See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months Ended September 30, 1998

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

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations.
The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in the Company's
Form 10-KSB for the year ended June 30, 1998, (filed by EDGAR on October 14, 1998), and the Company's Form 10-QSB for the three months
September 30, 1997 (filed by EDGAR on November 14, 1997). A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

(2)   Acquisitions and Dispositions

      Effective August 12, 1996, the Company acquired all of the voting common stock of Flowers Properties, Inc., Highland Properties Construction Company, Inc., and Barrier Dunes Development Corporation in exchange for approximately 2,565,000 shares of PTE common stock with a stated value of $3.50 per share. Under the agreement, the number of shares was to be adjusted in the event the quoted market price of the shares at December 31, 1996 was less than $3.50 per share.
Subsequently, the Company has amended this Agreement with the final
resolution as to the number of shares issued.   On April 3, 1997 the
Company and the Flowers group agreed upon the final number of shares to be issued for the three corporations known as the Flowers entities. By mutual agreement between the parties, it was decided that the number of shares to be paid for the entities would be 4.5 million shares as follows: Highlands Properties Construction Company, Inc. - 3,200,000 shares; Flowers Properties, Inc. - 800,000 shares; and Barrier Dunes Development Corporation - 500,000 shares. Then, in 1998, the Company and the directors completed their reevaluation of the assets acquired. The renegotiated purchase price was valued at $5,128,629 after the purchase price adjustment. As a result the director returned 1,102,456 shares of Company stock originally issued for the acquisition. The purchased corporations operations principally consist of land development in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these
corporations has been added to the land inventory of the Company.

Subsequent to the acquisition, the Company has sold several of the assets to a director of the Company in exchange for cash or stock, all of which has been accounted for under the purchase method of accounting.

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

     In January, 1998, the Company learned that J.T. Williams, whom the Company had entered into a prior agreement (see Form 13D/A filed October 11, 1997) had refused to tender his shares in accordance with a stock exchange agreement between Mr. Williams and the Company. The result was that in the event the non-performance by Mr. Williams was valid the Company's position was reduced to 315,430 shares, or 35.5% of the 887,412 issued and outstanding shares of KPI.

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

     Effective February 10, 1996 Decocrete Worldwide, Inc. ("Decocrete"), a newly-formed subsidiary of PTE, operating under the direction of Capital First, acquired the net assets of Decocrete International, Inc., a manufacturer of decorative concrete with a plant located in Tampa, Florida, for an aggregate purchase price of $72,000 in cash and 20% of the outstanding shares of Decocrete. The acquisition had been accounted for under the purchase method of accounting. Identifiable assets acquired approximated the liabilities assumed; accordingly, the entire purchase price had been attributed to goodwill. During fiscal 1997 the Company decided to cease operating Decocrete.
The Company wrote off all existing amounts still outstanding in their June 30, 1998 Form 10-KSB (filed by EDGAR on October 14, 1998), thus no financial information regarding Decocrete is included in the Company's quarterly financial statements.


(3)   Debt

     The Company refinanced approximately $438,000 worth of debt in Albany, Georgia at comparable rates and having due dates of January, 1999.

     The Company paid off its Tallahassee debt to Killearn Properties, Inc. which amounted to a total of approximately $2,000,000, through a refinance of its first mortgage to its primary lender, and incurring new debt of approximately $367,000, collateralized solely by property located in Stockbridge, Georgia. The new loan was for approximately $2,400,000, and included refinance of an existing $250,000 loan with the same lender.
The new loan bears interest at the rate of 9.5%, with interest due monthly and with a due date of July, 1999.

     The Company paid off approximately $633,000 worth of debt on some of its Tallahassee property through sales and some refinancing.

     In Stockbridge, the Company drew approximately $165,000 to begin development on The Highland subdivision. Further, the Company drew approximately $800,0000 of an exisitng line to begin development on The Summit at Eagle's Landing, also located in Stockbridge, Georgia.



(4)   Earnings Per Share

   Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent: The weighted number of shares outstanding was 16,499,253 for the three month period presented. There were no changes to the outstanding number at June 30, 1998 during the three months ended September 30, 1998.

(5)   Subsequent Events


     Subsequent to the end of the quarter, the Company sold approxiumately 100 acres to a director for $610,000.00, which purchase price was the highest bona fide price offered for such property.

     Also, subsequent to the end of the year, the Company sold approximately 230 acres in Albany, Georgia to a director and a shareholder of the Company in exchange for 1,000,000 shares of the Company's stock.

     Lastly, the Company paid off its remaining exisitng debt of about $367,000 to Killearn proeprties, Inc. through the sale of bulk assets in October 1998.

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

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. On September 30, 1996, the Company purchased 15% of the remaining Worldwide stock from Garat Oates, bringing its ownership percentage to 95%. On January 1, 1997, the Company discontinued the working operations of Decocrete Worldwide, Inc. In the financial statements for the year ended June 30, 1998, the Company wrote off all exisitng amount outstanding from Decocrete, and thus no financial informationregarding Decocrete are presented in these financial statements.

     On December 31, 1995, Mark A. Conner contributed to Capital First his 33 1/3% limited partnership interest in Piney-Z Ltd. and Apalachee Partners, Ltd. (the "Piney-Z Partnerships"). The Piney-Z Partnerships were formed in October 1995, by Conner, J. T. Williams and Grace Dansby to develop the "Piney-Z" development, an approximately 400 acre mixed-use development north of Tallahassee. On May 17, 1996, the Company purchased Williams' 33 1/3% general partnership. In the acquisition,
the Company issued to Williams 200,000 shares of its common stock (valued at $675,000) and repaid Williams a $25,000 advance he had made to the Piney-Z Partnerships. As a result of these acquisitions, as of December 31, 1997, the Company and Capital First had a collective ownership interest of 66 2/3% of the Piney-Z Partnerships, which
interest was sold on January 28, 1998.   Thus, there are no financial
statements regarding the Piney-Z Partnerships presented in the three months ended September 30, 1998. Because of the ownership percentage in the partnership (and the fact that the Company became the sole general partner), the results of the Piney-Z Partnerships have been consolidated in the Company's financial statements for the three month period ended September 30, 1997.

     Results of Operations

     Net sales decreased approximately $1,216,000 during the current three month period ended September 30, 1998, compared to that same period a year ago. Real estate market conditions which have been down in the southeastern United States, and specifically in the northern Florida, for the past several months, continued its trend downward.

     Cost of sales, as a percentage of sales, was 104.67% for the current three month period compared to 60.7% a year ago. The gross profit margin for the current three month period decreased greatly as compared to the same period a year ago.  This decrease in profit margin on net sales was primarily due to the increased basis in the property sold during the current three months.  Much of the land sold in Albany contained a high basis which could not be achieved through current market sales in the area. Further, during this same peirod a year ago, a bulk sale of an asset with an extremely low basis contributed greatly
to the disparity in profit margins.    Profit margins on ordinary lot sales
of between 18% and 21% are expected assuming no great fluctuations in the current interest rates.

     Selling, general, and administrative ("SG&A") expenses increased approximately $153,000 during the three months ended September 30, 1998 as compared to the three months ended September 30, 1998. This increase was due primarily to increased accounting and auditing fees from the company's independent auditors, as well as increased legal fees due to the implementation of the Community development District the Company has in its Magnolia Bluff project. Management believes that SG&A expense to decline slightly over the next few quarters, as it continues to streamline salaried employees and the need for a new audit should not occur until next fiscal year.

      Interest expense decreased $43,000 for the three months ended September 30, 1998 as compared to the three months ended September
30, 1997, This decrease was due primarily to the general reduction in Company debt derived from the sales of its assets over the past two quarters.

     Other income was $120,000 for the three months ended September
30, 1998 compared to an expense of $26,000 for that same period in 1997. This increase was primarily due to the following: a gain through the write-off of a debt owed to a former employee which the employee agreed he was no longer owed through written agreement; and adjustment to cash in the amount of approximately $70,000 through the recognition of voided checks which were listed as outstanding during the year ended June 30, 1998.


      Liquidity


      Management believes that the Company, through the generation of cash flow from operations and the utilization of unused borrowing capacity, has sufficient financial resources available to maintain its
current operations and provide for its current capital expenditure requirements.


      The Company intends to concentrate its future efforts on increasing the volume of it's real estate business in Tallahassee and implementing its sales and marketing techniques with its other properties. The Company's investment in Killearn Properties, Inc. did not result in the returns originally anticipated by the Company's management.
However, the agreement reached with Killearn Properties, Inc. in January of 1998 resulted in the acquisition of substantial land holdings and a presence in the Stockbridge, Georgia area.

     Additionally, the Company has created, in Walton County, Florida the Magnolia Bluff Community Development District, the purpose of which will allow bonds to fund the development of a project with over 600 homesites in Freeport, Florida. Such a development bond, which is anticipated to close around December of 1998, will allow the Company to obtain the necessary funding while allowing interest to accrue and defer payment of all interest and principal until the lots are sold to third party purchasers.

     The Company is continuing to explore other possible acquisitions which will complement its existing businesses, as well as to search out other areas for residential and commercial development in other geographic areas.


Financial Condition


     Total assets decreased a net total of $1,806,000 from June 30, 1998 to September 30, 1998; Real estate inventories increased $489,000 due to the capitalization of development costs for the projects in progress for the Stockbridge properties and Golden Eagle 8. Further, the notes receivable decreased about $2,311,000. This was mainly due to the elimination of several wrap positions the Company held on some properties. This elimination caused both a reduction in receivables and the corresponding notes payable.


     Total liabilities decreased $1,387,000 from June 30, 1998 to September 30, 1998, primarily due to a reduction in over $750,000 in notes payable during the current threemonth poeriod. Account payables dropped approximately $512,000 as a result of payment of existing payables Additionally, the Company decreased its deferred income tax liabiity by approximately $186,000 through payment of outstanding taxes.

      Total Shareholders' equity decreased $419,000 during the current three month period, as a result of the above adjustments.

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


ITEM 4.   Submission of Matters to a Vote of Security Holders

       During the three months ended September 30, 1998, there were no matters submitted to a vote of security matters of the Company.

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


                                  PROACTIVE TECHNOLOGIES, INC.
                                         (Registrant)


Date: November 13, 1998             By:   /s/  Mark A. Conner
                                    Mark A. Conner, President


EXHIBIT INDEX


           Exhibit No.            Description               Page No.

              27             Financial Data Schedule             15
12

