Form 10QSB
period 1998-12-31
PROACTIVE TECHNOLOGIES INC
filed 1999-02-16
CIK 722839

FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             December 31, 1998

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

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of February 11, 1999 was 20,688,245.

    Transitional Small Business Disclosure Format (Check one):Yes______No ___X____


                       PROACTIVE TECHNOLOGIES, INC.
                            Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet               3
              December 31, 1998 and June 30, 1998

              Condensed Consolidated Statements of
              Income for the Three Months and Six Months
              Ended December 31, 1998 and 1997                  4

              Condensed Consolidated Statements of
              Cash Flows for the Six Months Ended
              December 31, 1998 and 1997                        5

              Notes to Condensed Consolidated Financial
              Statements                                         6-8


Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         9-11


PART II   OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 2.     Changes in Securities                                11

Item 4.     Submission of Matters to a Vote of Security Holders  11

Item 5.     Other Information                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                        11

EXHIBIT INDEX                                                    12


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (000's except for outstanding shares)
                                              December 31,     June 30,
                                                   1998           1998
ASSETS:

Real estate inventories                        $  23,111       $  32,960
Cash and equivalents                                 412             100
Property and equipment, net                          358             410
Investment in Killearn Properties, Inc.              627           1,188
Other Investments                                    163             261
Other assets                                         454             175
Notes Receivable                                     863           3,366

                                               _________       _________
TOTAL ASSETS                                   $  25,989       $  38,460
                                               =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                                  $  16,201      $   21,849
Accounts payable and accrued expenses                976           1,608
Income taxes payable                               1,244           1,237
Deferred income tax liability                        298             298
Deferred revenue                                     109             109
Deferred compensation payable                          0               0
Customer deposits                                     39             125
                                               _________       _________
Total Liabilities                              $  18,869       $  25,226

Minority Interest                                                      0

Stockholders' Equity:
Common stock - par value $.04 per
share; authorized 60,000,000 shares;
issued 15,611,778, and 16,523,000, respectively      684            684
Treasury Stock                                   ( 2,415)       ( 1,950)
Paid-in capital                                   12,180         12,180
Retained earnings                                ( 3,326)         2,320
                                               _________       _________
      Total Stockholders' Equity               $   7,123      $  13,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  25,989       $ 38,460
                                               =========       =========

See Accompanying Notes to Condensed Consolidated Financial Statements


       PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
 (In 000's, except for earnings per share and outstanding shares)
                            Three Months Ended        Six Months Ended
                               December 31,              December 31,
                           1998          1997         1998         1997
Net sales                $ 11,666      $  1,711    $ 12,993      $ 4,254
Cost of sales              14,974         1,250      16,363        2,794
Selling, general and
 administrative expenses      724           354       1,178          655
                          ________      ________   _________     ________
Income from operations     (4,032)          107     ( 4,548)         805

Other Income (deductions):
 Interest (expense)         ( 188)         (281)      ( 326)        (462)
 Other (expense) income,
  net                       ( 893)         ( 16)      ( 773)        ( 42)
 Minority Interest              0          ( 37)          0         ( 38)
                          ________       ________  _________     _________
(Loss) income from
 continuing operations
 before income taxes       (5,113)        ( 227)     (5,647)         263
Income tax (benefit)
    expense                   186         (  83)          0           97
                          ________       ________  __________    _________
Net (loss) income before
 discontinued operations $ (5,299)        ( 144)     (5,647)         166
Discontinued operations:
   Loss from operations
   of Decocrete Worldwide,
   less applicable tax
   benefit of $0 and $0,
   respective for 1998, and
   $3,000 and $8,000,respectively
   for 1997                     0          (  8)          0          (15)
                          ________      _________  __________    _________
Net (loss) income        $ (5,299)         (152)     (5,647)      $  151
                          ========      ========   ==========    =========
Earnings per share before
  Discontinued operations$  ( .33)         (.01)     ( .35)         .01
Discontinued operations  $    .00           .00        .00       $  .00
                          ________      ________   __________    _________
Earnings per share       $  ( .33)         (.01)     ( .35)      $  .01
                          ========      ========   ==========    =========
Adjusted shares
 outstanding primary and
 fully diluted            15,970,474   18,448,718   15,970,474    18,448,718
Dividends Paid               NONE         NONE         NONE         NONE

See Accompanying Notes to Condensed Consolidated Financial Statements


            PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (In 000's)
                                                   Six Months Ended
                                                      December 31
                                                 1998             1997

Net Cash provided by operating activities      $  5,938      $    118
                                               ---------       --------

Cash Flows from Investing Activities:
   Distribution from real estate ventures             0            27
   Investment in real estate ventures               (12)            5
   Purchase of investments in equity securities     ( 8)       (1,020)
   Purchase of property and equipment               ( 2)            0
                                               ---------       ---------
Net Cash used in investing activities              ( 22)        ( 988)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants            0            0
   Proceeds from issuance of notes payable        10,917        5,216
   Repayments of amounts borrowed                (16,564)      (4,399)
                                               ---------       --------

Net Cash (used) provided by financing
                               activities        ( 5,647)         817
                                               ---------       --------
Net (Decrease) Increase in Cash
   and Cash Equivalents                              312       (   53)
                                               ---------       --------

Cash and Cash Equivalents, Beginning of Period       100          155
                                               ---------       ---------

Cash and Cash Equivalents, End of Period       $     412      $   102
                                               =========       ========


See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months and Six Months Ended December 31, 1998

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

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-K/A for the year ended December 31, 1995, the Company's Form 10-KSB for the year ended June 30, 1998, and the Company's Form 10-QSB for the three months ended September 30, 1998 (filed by EDGAR on November 14, 1998). A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

(2)   Acquisitions and Dispositions

      Effective August 12, 1996, the Company acquired all of the voting common stock of Flowers Properties, Inc., Highland Properties
Construction Company, Inc., and Barrier Dunes Development Corporation in exchange for approximately 2,565,000 shares of PTE common stock with a stated value of $3.50 per share.  Under the agreement, the number of shares was to be adjusted in the event the quoted market price of the shares at December 31, 1996 was less than $3.50 per share.
Subsequently, the Company has amended this Agreement with the final
resolution as to the number of shares issued.   On April 3, 1997 the
Company and the Flowers group agreed upon the final number of shares to be issued for the three corporations, known as the Flowers entities. By mutual agreement between the parties, it was decided that the number of shares to be paid for the entities would be 4.5 million shares as follows: Highlands Properties Construction Company, Inc. - 3,200,000 shares; Flowers Properties, Inc. - 800,000 shares; and Barrier Dunes Development Corporation - 500,000 shares. In 1998, the Company and a former director of the Company completed their reevaluation of the assets acquired. The renegotiated purchase price was valued at $5,128,629 after the purchase price adjustment. As a result, the former director returned 1,102,456 shares of Company stock originally issued for the acquisition.
The purchased corporations' operations principally consist of land development in Middle and South Georgia, and Cape San Blas, Florida. The land owned by these corporations was added to the land inventory of the Company. Subsequent to the acquisition, the Company has sold several of the assets to a former director of the Company in exchange for cash or stock, including various acres of real estate in Albany , Georgia, during the three months ended December 31, 1998 in exchange for a total of 1,000,000 shares of Company stock, all of which was accounted for under the purchase method of accounting.

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

     During August 1996, PTE acquired approximately 85,950 additional shares of KPI stock, increasing its ownership interest in KPI to approximately 22%. On July 29, 1996, PTE proposed to KPI's Board of Directors that PTE be retained to provide sales personnel and sales training techniques in order to improve the sales of residential lots. In addition, PTE proposed that KPI's board include two additional representatives of PTE. On July 31, 1996, KPI's Board of Directors approved the transaction and the PTE proposals, and an agreement was entered into on August 2, 1996 between KPI and KPI's Chairman.
The split-off transaction was voted upon and approved at KPI's shareholders' meeting held on September 30, 1996. At the Board meeting following the shareholders' meeting, Mark A. Conner was named Chairman of the Board of KPI. Additionally, Langdon S. Flowers, Jr., and Robert Maloney, Jr. were named as Directors of KPI. On November 1, 1996,
J.T. Williams, Jr., President, resigned his position and the Board of KPI named Mark A. Conner as Chief Executive Officer. The transaction was completed on November 16, 1996, at which time, PTE's holdings in KPI were increased to approximately 25.6%.

     The Company continued to make investments in Killearn Properties, Inc., including acquisitions during the three months ended September 30, 1997, of an additional 155,426 shares of KPI, in exchange for approximately $323,000 in cash, $198,000 in promissory notes, and 294,000 shares of Company voting stock, bringing its holdings in KPI to approximately 45.77%.

     Subsequent to the end of the quarter ended September 30, 1997, the Company learned that J.T. Williams, whom the Company had entered into a prior agreement (see Form 13D/A filed October 11, 1997) had refused to tender his shares in accordance with a stock exchange agreement between Mr. Williams and the Company. The result was that in the event the non-performance by Mr. Williams was valid the Company's position was reduced to 315,430 shares, or 35.5% of the 887,412 issued and outstanding shares of KPI.

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

     Further, on January 27, 1998, the Company entered into an Agreement to sell 315,430 shares of KPI stock to the Wimberly Investment Fund, L.P. for a total of $2,286,867.50, or $7.25 per share. Consequently, as of December 31, 1998, the Company currently owns of record, 132,000 shares, or 14.87% of the total issued and outstanding shares of KPI.

     Pursuant to the January 27, 1998 agreement,the Company incorporated Capital First Holdings, Inc of Georgia. which received at cost from Killearn Properties, Inc. title to three separate subdivisions -- The Summit, The Glen, and Simpson Mill Development, as well as Killearn's
50% interest in Henry County Land Partners, a Georgia general partnership, and other contract assignments, the result of which brought approximately 650 acres or the potential of 1,200 developed lots, in various stages of development and brought land with an estimated basis of $9 million to the Company.

     Effective February 10, 1996 Decocrete Worldwide, Inc.
("Decocrete"), a newly-formed subsidiary of PTE, operating under the direction of Capital First, acquired the net assets of Decocrete International, Inc., a manufacturer of decorative concrete with a plant located in Tampa, Florida, for an aggregate purchase price of $72,000 in cash and 20% of the outstanding shares of Decocrete. The acquisition was accounted for under the purchase method of accounting.
Identifiable assets acquired approximated the liabilities assumed; accordingly, the entire purchase price was attributed to goodwill.
During fiscal 1997 the Company decided to cease operating Decocrete. Tne Company wrote off all existing amounts still outstanding in their June 30, 1998 Form 10-KSB (filed by EDGAR on October 14, 1998), thus no financial information regarding Decocrete is included in the Company's quarterly financial statements.


(3)   Debt

     The Company's last remaining debt to Killearn Properties, Inc., in the approximate amount of $367,000, was paid off in October 1998 through the sale of bulk assets. Earlier in the fiscal year, the Company paid the bulk of its loan off to Killearn, of an amount equal to approximately $2,000,000, through the refinance of loans with its primary lender at a rate of 9.5% per annum, which notes are due in July 1999. Additionally, as part of the same October 1998 transaction, the Company was able to relieve itself as primary obligor of approximately $598,000 worth of debt.

     The Company's loan on the golf course and surrounding acreage in Freeport, Florida in the amount of $2,300,000 was called due to non-payment of interest during the three months ended December 31, 1998, but the Company has subsequently brought the note current and reinstated the existing purchase money first mortgage, which note carries an interest rate of 10%, with monthly interest payments in the amount of $17,000, and the principal due on or before November 3, 2000.

     The Company paid down approximately $1,258,000 of its debt related to its Albany properties upon the sale of approximately 230 acres to a then director of the Company and the sale of approximately 100 acres to the same director for $610,000, which prices were the highest bona fide offers received on the property.

     In October, and November 1998, the Company received a total of approximately $252,400 of a note due and wrote off a remaining balance of about $367,000 as uncollectible from a single vendor who owed the Company $619,000.

     During the three months ended December 31, 1998, the Company renewed its consulting agreement with Millenium Holdings, Inc., for an additional three month period. Further, the Company entered into an agreement whereby the Company placed 866,467 shares of stock into escrow, which escrow agreement called for the release of the shares as payment for the finding of a suitable merger candidate.

     In November 1998, the Company paid down approximately $287,000 in debt through the bulk sale of 58 lots to one builder, and approximately $587,000 in debt through the bulk sale of an entire subdivision to another.

     During the three months ended December 31, 1998, the Company made short term unsecured borrowings and repayments to aid cash flow, from a private lending source, through one of its directors, and had a remaining balance at the end of the three months ended December 31, 1998 totalling approximately $268,000, which notes accrued interest at between 5.5% and 7% per annum. Subsequent to the end of the presented quarter, the Company consolidated the remaining balance into one note which accrues interest at 7.5% and is secured by a first mortgage on undeveloped Company land.

     During the three months ended December 31, 1998, the Company paid off approximately $745,000 worth of debt through the sale and refinance of its Tallahassee property, and $856,000 worth of debt through the sale and refinance of its Albany property.


(4)   Earnings Per Share

   Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent: The weighted number of shares outstanding was 15,970,474 for the three month period presented. This number was achieved after taking the 17,389,467 shares outstanding as of June 30, 1998 and subtracting from it the 866,467 shares held in escrow to be disbursed upon the finding of a suitable merger candidate for the Company, and adding to it the 88,778 shares issued on September 3, 1998 for an interest payment on the Hawkins note. Further, on November 2, 1998, 1,000,000 were subtracted following the sale of property in Albany in return for said shares to the Company's treasury. There were no further additions or subtractions to the outstanding shares during the three months ended December 31, 1998.

(5)   Subsequent Events


      On January 2, 1999, the Company acquired 100% of the total issued and outstanding shares of West Side Investors, Inc., a Georgia corporation, which owns P & W Stonebridge, LLC, and P & W Headland, LLC, which own, respectively, the Headland-DeLowe Shopping Center located in Atlanta, Georgia and Stonebridge Village Shopping Center, located in DeKalb County, Georgia.

     The purchase price for West Side Investors, Inc. stock was the issuance of 3,100,000 shares of Proactive restricted common stock as follows: Arthur G. Weiss, 1,550,000 shares; Charles G. Weiss 775,000 shares; and Caroline Weiss Kyriopoulos, 775,000 shares. Appraisals of the properties total $9,130,000. The shopping centers are subject to a $7,886,000 non-recourse equal profit participating mortgage. The consideration paid was determined as a result of arms-length negotiations between unrelated parties.

       On January 8, 1999, as filed in Form 8-K with EDGAR on
January 18, 1999, the Company acquired an interest in PDK Properties, Inc., a Georgia corporation, which wholly owns Stratos Inns, LLC, a Georgia limited liability company, which the Company hopes to develop into a going concern as a hotel developer and hospitality provider at DeKalb-Peachtree Airport in Atlanta, Georgia.

      Also, as stated in the above-noted Form 8-K, the Company named two new persons to its Board of Directors, Arthur G. Weiss and James Verbrugge.

      Also, subsequent to the end of the three months ended December 31, 1998, as filed in Form 8-K with EDGAR on Febuary 5, 1999, the Company reacquired 5,000,000 shares of its stock from the former President and Chairman of the Company, in exchange for $1,570,000 and an additional $200,000 to be released from escrow upon the achievement of certain contingencies by the former President.

       Subsequent to the end of the three months ended December 31, 1998, as noted on Schedule 13-D/A filed on January 29, 1999, the Company sold 2,500,000 shares of stock to Wendell M. Starke in exchange for $1,000,000.

     Additionally, as also stated in Form 8-K filed February 5, 1999, the Board named William B. Astrop to its Board of Directors, and Mark A. Conner resigned his position as President, Chief Executive Officer, and his seat on the Board. Additionally, two of the Company's directors resigned from the Board, leaving the Company with three directors, with the intention to add further independent directors.

    Further, On February 10, 1999, the Company added C. Beverly Lance and Joel A. Goldberg to its Board of Directors, and as President and CEO.

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. Certain statements under this Item 2 and elsewhere in this report constitute forward-looking statements within the meaning of Section 21A of the Securities Exchange Act of 1933 and Section 21E of the Securities
Exchange Act of 1934, as amended. Although the Company believes the expectations reflected in the forward-looking statements and assumptions upon which forward-looking statements are based are reasonable it can give no assurance that such expectations and assumptions will prove to have been correct. Such forward-looking statements are risks and uncertainties, many of which are beyond the the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.
Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future may affect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

a.)     Changes in national, international, or regional economic conditions that can affect the real estate market, which is cyclical in nature, and highly sensitive to such changes, including, among other factors,levels of employment and discretionary disposable income,consumer confidence, available financing, and interest rates.

b.)     The imposition of additional costs of compliance on the Company as a result of changes in environmental, zoning, or other laws and regulations that govern the acquisition, subdivision, and sale of real estate.

c.)     Risks associated with a large investment in real estate inventory at any given time time (including risks that real estate inventories will decline in value due to changing market and economic conditions and that the development and carrying costs of inventories may exceed those anticipated).

d.)    Risks associated with an inability to locate suitable inventory for acquisition and development as a residential, or commercial development.

e.)     Risks associated with delays in bringing the Company's inventories to market due to, among other factors, changes in regulations, governing the Company's operations, adverse weather conditions, or changes in the availability of development financing on terms acceptable to the Company.

f.)     Changes in applicable usury laws or the availability of interest deductions, or tax loss carry-forwards which the Company, or its predecessors may have possessed in the past, or other provisions of federal or state tax law.

g.)     Changes on the part of banks or other lending institutions to extend direct customer lot financing for purchase or development, which could result in the Company having lower sales and/or the Company receiving less cash in connection with the sale of its inventory.

h.)     The inability of the Company to find external sources of liquidity on favorable terms to support its operations, acquire, develop and carry land, and satisfy its debt and other obligations.

i.)     The increase in prepayment rates, delinquency rates or default rates.

j.)     Changes in costs to develop inventory for sale and/or selling, general and administrative expenses exceeding those anticipated.

See the Company's Annual Report on Form 10-KSB for additional statements concerning important factors, such as demand for products, manufacturing costs and competition, that could cause actual results to differ materially from the Company's expectations.

Year 2000 Impact

     Year 2000 ("Y2K") issues are expected because many existing computer programs use two digits instead of four to refer to the calendar year.
It is unknown whether these programs will be able to properly interpret a year that begins with digits other than "19" (like the year 2000), and thus cause disruption of business activities. The Company is currently switching its software, from older programs,which could be affected by the Y2K problem, to ones that are advertised as "Y2K ready". The Company currently only utilizes software packages for its accounting and sales and inventory maintenance. It is anticipated that the costs of implementing ths new software to the Company will not exceed $2,000. In the unlikely event all software cannot be converted prior to January 1, 2000, the Company plans on several back-up measures, including back-up tapes and disks;
hard copies of all essential notes, mortgages, and other financial and sales information, and cross-checking inventory sheets with sales occurring during the year to provide secondary back-up of lots and sales in the event
of a Y2K catastrophe.    The Stratos Inns division, currently in the
conceptual stage, plans to have Y2K ready software when it begins design and construction during the next fiscal quarter. The Company has begun communications with material suppliers and its primary lenders to determine if the Company or the suppliers and or lenders are vulnerable due to failure of being Y2K compliant.

Background of the Company

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

     Worldwide, a manufacturer of decorative concrete, became an 80% owned subsidiary of the Company on February 10, 1996. On September 30, 1996, the Company purchased 15% of the remaining Worldwide stock from Garat Oates, bringing its ownership percentage to 95%. On January 1, 1997, the Company discontinued the working operations of Decocrete Worldwide, Inc. In the financial statements for the year ended June 30, 1998,the Company wrote off all existing amounts outstanding from Worldwide, and thus no financial information regarding Worldwide is presented in these financial statements.

     On December 31, 1995, Mark A. Conner contributed to Capital First his 33 1/3% limited partnership interest in Piney-Z Ltd. and Apalachee Partners, Ltd. (the "Piney-Z Partnerships"). The Piney-Z Partnerships
were formed in October 1995, by Conner, J. T. Williams and Grace Dansby
to develop the "Piney-Z" development, an approximately 400 acre mixed-
use development north of Tallahassee. On May 17, 1996, the Company purchased Williams' 33 1/3% general partnership interest. In the acquisition, the Company issued to Williams 200,000 shares of its common stock (valued at $675,000) and repaid Williams a $25,000 advance he had made to the Piney-Z Partnerships. As a result of these acquisitions, as of December 31, 1997, the Company and Capital First had a collective ownership interest of 66 2/3% of the Piney-Z Partnerships, which interest was sold on January 28, 1998. Thus, there are no financial statements regarding the Piney-Z Partnerships presented in the three months and
six months ended December 31, 1998.    Because of the ownership percentage
in the partnership (and the fact that the Company became the sole general partner), the results of the Piney-Z Partnerships have been consolidated in the Company's financial statements for the three month and six month periods ended December 31, 1997.


     Results of Operations


     Net sales increased approximately $9,955,000 (582%)during the current three month period ended December 31, 1998, and approximately $8,739,000 (205%) during the six month period ended December 31, 1998, respectively, compared to those same periods a year ago. The dramatic increase in sales was due to three particular bulk sales during the current three month period. In October and December, the Company transferred back to Killearn Properties, Inc., two projects it had procured for the outstanding mortgage balances in January of 1998. Due to cash flow constraints, the Company found it impossible to continue these projects without placing severe strain on the Company, and management decided to sell the assets back to Killearn Properties, Inc. for a total price of about $4,000,000. Further, in November, the Company sold 58 lots to one builder of one of its major subdivisions in Tallahassee, Florida. The sales of the Company's remaining 58 lots in the previously developed phases of the Summerbrooke subdivision were the source of approximately $1,560,000 in additional sales. Further, the Company sold a total of 280 acres of land to an entity controlled by a former director for a total of $1,732,000, which management determined to be fair market value for said property. Lastly, sales of retail lots significantly increased due to a concerted push to sell remaining inventory in older subdivisions. Real estate market conditions continued downward in the southeastern United States, and specifically in the northern Florida, despite the increase in overall general sales. With the Company's new management comes a new focus on maintaining prices for their product. The Company added greatly to its cash flow with its acquisition of West Side Investors, Inc. and its interest in two Atlanta-area shopping centers. Currently, those shopping centers provide the Company with $not less than $7,500 in monthly revenues, and it is anticipated to continue that revenue stream in the foreseeable future. Management anticipates that the Stratos Inn subsidiary will begin contributing revenues to the Company in October, 1999.

     Cost of sales, as a percentage of sales, was 133% for the current three month period and 130% for the current six month period, compared to 73.05% and 65.67%, respectively, a year ago. The gross margin for the current three month period decreased to a loss of 40.15% as compared to a gross profit margin of 6.25% for the same period a year ago. This decrease in profit margin on net sales was primarily due to the significantly high basis in the property sold during the current three months. Of greatest significance was the sale of 58 lots in the Summerbrooke subdivision.
These lots, due to the length of time the Company held these lots, and the capitalization of lots during construction created a total basis of $1,603,000 in the lots sold. Gross profit margins ("GPM") between 17% and 21% are the goals set by the Company, but these goals are difficult to maintain in the current marketplace, and assume no great fluctuations in the current trends, such as interest rates. It is anticipated that the impact of the West Side Investors subsidiary will greatly enhance net income as the rental income should exceed substantially any costs of maintaining the shopping center property. Further, it is anticipated that initial costs for the Stratos Inns subsidiary will be capitalized as start-up costs until revenues can be generated.

     Selling, general, and administrative ("SG&A") expenses increased $370,000, (105%) during the three months ended December 31, 1998 as compared to the three months ended December 31, 1997. For the current six month period, SG&A increased $523,000, or 79.85%, over the six month period a year ago. Commissions have been reclassified as an SG&A expense. In prior financial reports, the Company had classified commissions as a cost of sales. Commissions in the total amount of about $443,000, for the six month period ending December 31, 1998, due to increased sales, added to the significant change from the periods ended December 31, 1997. Management believes that SG&A expense to be fairly constant over the next few quarters with necessary additional professional and other administrative fees associated with being a public corporation.

      Interest expense decreased $ 93,000 or 33% for the three months ended December 31, 1998 as compared to the three months ended December 31, 1997, and $136,000 or 29.44% for the six months ended December 31, 1998 from the three months ended December 31, 1997. This decrease is primarily due to the elimination through payment of existing debt from the bulk transactions which occurred during the current three month period and six months period. Further, the Company expensed all of its interest costs for the current three month period and chose not to capitalize any of it.

     Other expenses increased $ 877,000 for the three months ended December 30, 1998 to $893,000 compared to an expense of $16,000 for that same period in 1997. A significant amount of the increase is due to the unrealized loss of approximately $561,000 on the Killearn Properties, Inc. (AMEX:KPI) common stock, which was trading at $4.75 per share at December
31, 1998, and which the Company acquired for $9.50 per share from the Hawkins group. Further, the Company wrote off approximately $367,000 from a note receivable it had from a vendor who it had sold a subdivision to two years ago.


Financial Condition


     Total assets decreased a net total of $12,471,000 from June 30, 1998 to December 31, 1998; Real estate inventories decreased $9,849,000 primarily due to the disposition of The Glen at Eagle's Landing and The Summit at Eagle's Landing, back to Killearn Properties, Inc. for a total of approximately $4,100,000, as well as approximately 260 acres of land in Albany to a former director, which removed approximately $1,850,000 from the real estate inventory of the Company. Further, the increase in general lot sales removed an additional $6,000,000 from the real estate inventories. Notes receivable decreased approximately $2,503,000 due primarily to the reduction of $619,000 of the remaining receivable from the sale of a large tract of undeveloped property near Summerbrooke subdivision in Tallahassee, Florida. The Company received a total of approximately $252,400 and from the vendor who was going out of business and cancelled the remaining receivable. Additionally, in the first fiscal quarter, the Company eliminated several wrap positions of about $2,300,000, the Company held on some properties. This elimination caused both a reduction in receivables and in the corresponding notes payable.

     Total liabilities decreased $6,357,000 from June 30, 1998 to December 31, 1998, primarily due to the payment of Company debt to its primary lender upon the bulk sale of property in Albany, Georgia, Summerbrooke subdivision, and over $4,000,000 from the disposal of The Glen at Eagle's Landing and The Summit at Eagle's Landing. The deferred income tax liability of $298,000 as of June 30, 1998, was eliminated at December 31, 1998 due to the Company's loss for the six months ended December 31, 1998.

      Total Shareholders' equity decreased $6,111,500 during the current six month period, which is a reflection of the six month loss.

      Liquidity


      Management believes that the Company, through the generation of cash flow from operations, especially, through its West Side Investors, Inc. subsidiary and the sale of stock it reacquired from the former President and Chairman has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements.


      Management plans to focus the Company in new directions. With the acquisition of the Stratos Inns subsidiary, the Company intends to achieve a niche for itself in the aviation hospitality industry the executive airport hotel and service industry. Regarding its real estate division, the Company anticipates that its acquisition of its income-producing shopping centers will provide additional cash flow. It further plans on continuing its residential development business in Florida and in Albany, Georgia, and intends to focus on the marketing and sale of its existing inventory, while at the same time seek out aditional land for new development, and will continue to look explore other possible acquisitions to complement its existing businesses lots.

     The Company is continuing to explore other possible acquisitions which will complement its existing businesses, as well as to search out other areas for residential and commercial development in other geographic areas.

     Management anticipates that most of its available cash flow will be utilized to develop its Stratos Inns subsidiary. The Company hopes to begin construction of its first building in Atlanta during the next fiscal period, and it is anticipated to be generating revenues by October, 1999. The Company expects to fund the start-up costs from bond financing.



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

ITEM 2.   Changes in Securities

(c.) On January 12, 1999, the Company issued 3,100,000 shares of Proactive restricted common stock to Arthur G. Weiss and his family, in exchange for 100% of West Side Investors, Inc., a Georgia corporation, which owns P & W Stonebridge, LLC, and P & W Headland, LLC, which own, respectively, the Stonebridge Village Shopping Center,located in DeKalb County, Georgia, and Headland-DeLowe Shopping Center, located in Atlanta, Georgia. Appraisals of the properties total $9,130,000. The shopping centers are subject to a $7,886,000 non-recourse equal profit participating mortgage. The
Company believes this transaction is exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.




ITEM 4.   Submission of Matters to a Vote of Security Holders

       During the three months ended December 31, 1998, there were no matters submitted to a vote of the security holders of the Company.

ITEM 5.   Other Information

NONE

ITEM 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits and Index of Exhibits:

    (2) Plan of acquisition, reorganization, arrangement, liquidations, or succession :

        (i.) Agreement and Plan of Reorganization by and among Proactive Technologies, Inc., Arthur Weiss and Kay Weiss and West Side Investors, Inc. (filed on Form 8-K by EDGAR on January 19, 1999 and incorporated herein by reference).

     (3)(i.)  Articles of Incorporation

            Certificate of Incorporation (As amended and restated as of February 12, 1999)
       (ii.) Bylaws of the Corporation (As amended and restated as of February 12, 1999):


        (b)  Reports on Form 8-K:

   The following reports on Form 8-K or Form 8-K/A were prepared and
filed during the three months ended December 31, 1997:   NONE

     Subsequent to the three months ended December 31, 1998, but prior to the filing of this Form 10-QSB, the following reports on Form 8-K were prepared and filed:

(1) January 13, 1999, refiled January 19, 1999, the Company filed Form 8-K regarding its acquisition of 100% of the issued and outstanding shares of West Side Investors, Inc., a Georgia corporation, which owns P & W Stonebridge, LLC, and P & W Headland, LLC, which own, respectively, the Stonebridge Village Shopping Center, located in DeKalb County, Georgia, and the Headland-DeLowe Shopping Center, located in Atlanta, Georgia, in exchange for the issuance of a total of 3,100,00 shares of Company restricted common stock to Mr. Arthur G. Weiss and his family. Additionally, Mr. Arthur G. Weiss and Mr. James Verbrugge were named to the Board of Directors.

(2) January 25, 1999, the Company filed Form 8-K regarding its acquisition of 100% of the issued and outstanding shares of PDK Properties, Inc., a Georgia corporation, which owns 100% of Stratos Inns, LLC, a Georgia limited liability company, located in Atlanta, Georgia, in exchange for the issuance of a total of 3,600,00 shares of Company restricted common stock to the Lance Children's Trust.

(3) February 5, 1999, the Company filed Form 8-K regarding its repurchase of 5,000,000 shares of common stock in exchange for a total of $1,570,000, plus an additional $200,000, in the event certain contingencies are fulfilled by Mr. Conner. As part and parcel of a stock exchange agreement with Mr. Conner, he resigned as President, Chief Executive Officer, and as a director of the Company. Additionally. the Board named Mr. William B. Astrop to its Board of Directors. Also, two directors, Mr. Branch and Mr. Maloney resigned their positions as directors.

    (c)   Financial Data Schedule - EX 27


SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PROACTIVE TECHNOLOGIES, INC.
                                         (Registrant)


Date: February 15, 1999             By:   /s/  Robert E. Maloney, Jr.
                                    Robert E. Maloney, Jr., Vice-President

EXHIBIT INDEX


           Exhibit No.            Description               Page No.

              (3)(i)        Articles of Incorporation (As amended
                            and restated as of February 12, 1999):

              (3)(ii.)      Bylaws of the Corporation (As amended
                            and restated as of February 12, 1999):


              27             Financial Data Schedule             15