Form 10QSB
period 1999-03-31
PROACTIVE TECHNOLOGIES INC
filed 1999-05-17
CIK 722839

                           FORM 10-QSB

                SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C.  20549

          Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Quarter Ended:             March 31, 1999

            Commission File Number:            1-8662


                   PROACTIVE TECHNOLOGIES, INC.
             (formerly KEYSTONE MEDICAL CORPORATION)
         (Exact name of registrant as specified in its charter)

           Delaware                                    23-2265039
 (State of Incorporation)                       (I.R.S. Employer ID No.)


         3343 Peachtree Road, NE, Suite 530,
                   Atlanta, Georgia                            30326
(Address of principal executive offices)                     (Zip Code)

                                (404) 240-4061
              (Registrant's telephone number, including area code)

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

    The number of shares outstanding of registrant's common stock, par value $.04 per share, as of May 14, 1999 was 21,268,245.

    Transitional Small Business Disclosure Format (Check one):Yes______No ___X____


                       PROACTIVE TECHNOLOGIES, INC.
                            Table of Contents


                                                             Page No.
PART I    FINANCIAL INFORMATION



Item 1.     Condensed Consolidated Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheet               3
              March 31, 1999 and June 30, 1998

              Condensed Consolidated Statements of
              Income for the Three Months and Nine Months
              Ended March 31, 1999 and 1998                      4

              Condensed Consolidated Statements of
              Cash Flows for the Nine Months Ended
              March 31, 1999 and 1998                            5

              Notes to Condensed Consolidated Financial
              Statements                                         6-8


Item 2.     Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                         9-11


PART II   OTHER INFORMATION

Item 1.     Legal Proceedings                                    11

Item 2.     Changes in Securities                                11

Item 4.     Submission of Matters to a Vote of Security Holders  11

Item 5.     Other Information                                    11

Item 6.     Exhibits and Reports on Form 8-K                     11

SIGNATURE                                                        11

EXHIBIT INDEX                                                    12


              PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                              (UNAUDITED)
                   (000's except for outstanding shares)
                                                 March 31,     June 30,
                                                   1999           1998
ASSETS:

Real estate inventories                        $   13,491      $  32,960
Cash and equivalents                                  819            100
Property and equipment, net                           788            410
Investment in Killearn Properties, Inc.               594          1,188
Other Investments                                   2,942            261
Other assets                                        1,202            175
Notes Receivable                                       67          3,366
                                               ___________     _________
TOTAL ASSETS                                   $   19,903      $  38,460
                                               ===========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Notes payable                                  $    9,886     $   21,849
Accounts payable and accrued expenses               1,137          1,608
Income taxes payable                                1,237          1,237
Deferred income tax liability                           0            298
Deferred revenue                                      109            109
Deferred compensation payable                                          0
Customer deposits                                      28            125
                                               ___________     _________
Total Liabilities                              $   12,397      $  25,226

Minority Interest                                       0              0

Stockholders' Equity:
Common stock - par value $.04 per
share; authorized 60,000,000 shares;
issued 25,868,245, and 18,445,648, respectively       949            684
Treasury Stock                                   (  2,103)             0
Paid-in capital                                    15,102         12,180
Retained earnings                                (  6,442)         2,320
                                               __________      _________
      Total Stockholders' Equity               $    7,506      $  13,234

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   19,903       $ 38,460
                                               ==========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements


       PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES (NOTE 1)
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                           (UNAUDITED)
 (In 000's, except for earnings per share and outstanding shares)
                            Three Months Ended        Nine Months Ended
                               March 31,                  March 31,
                           1999          1998         1999         1998
Net sales               $  6,006      $  8,346    $  18,999    $ 12,600
Cost of sales              6,336         7,063       22,699       9,857
Selling, general and
 administrative expenses   2,912           490        4,090       1,145
                         ________      ________   _________     ________
(Loss) income from
  operations              (3,242)          793     (  7,790)      1,598

Other Income (deductions):
 Interest (expense)        ( 625)         (258)       ( 951)       (720)
 Other income (expense),
  net                        931           305          158         261
 Minority Interest             0             0            0        ( 38)
                        ________       ________  _________     _________
(Loss) income from
 continuing operations
 before income taxes      (2,936)          840      ( 8,583)      1,103
Income tax benefit
    (expense)                298          (176)         298        (273)
                          ________       ________  __________    _________
Net (loss) income before
 discontinued operations$ (2,638)          664      ( 8,285)        830
Discontinued operations:
   Loss from operations
   of Decocrete Worldwide,
   less applicable tax
   benefit of $0 and $0,
   respective for 1999, and
   $3,000 and $8,000,
   respectively for 1998       0          (  8)           0         (23)
                         ________      _________  __________    _________
Net (loss) income       $ (2,638)          656      ( 8,285)     $  807
                         ========      ========   ==========    =========
(Loss) earnings per share
  before Discontinued
  operations            $  (0.12)         0.04      (  0.39)        0.044
Discontinued operations $   0.00          0.00         0.00         0.00
                         ________      ________   __________    _________
Earnings per share      $  (0.12)         0.04      (  0.39)     $  0.044
                         ========      ========   ==========    =========
Adjusted shares
 outstanding primary and
 fully diluted          21,394,586   18,448,718    21,394,586  18,448,718
Dividends Paid            NONE           NONE         NONE         NONE

See Accompanying Notes to Condensed Consolidated Financial Statements


            PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED) (In 000's)
                                                   Nine Months Ended
                                                        March 31
                                                 1999             1998

Net Cash provided by operating activities      $ 9,291       $  2,328
                                               ---------       --------

Cash Flows from Investing Activities:
   Distribution from real estate ventures            0             27
   Investment in real estate ventures           (2,086)             5
   Purchase of investments in equity securities      0         (1,020)
   Purchase of property and equipment            ( 378)             0
                                               ---------       ---------
Net Cash used in investing activities           (2,465)         ( 988)

Cash Flows from Financing Activities:
   Proceeds from exercise of stock warrants          0              0
   Proceeds from issuance of notes payable       3,300          5,620
   Proceeds from issuance of Common Stock        2,232              0
   Purchase of Treasury Stock                      325              0
   Repayments of amounts borrowed              (11,964)        (6,989)
                                               ---------       --------

Net Cash provided by financing activities       (6,107)       ( 1,369)
                                               ---------       --------
Net increase (decrease) in Cash
   and Cash Equivalents                            719         (   29)
                                               ---------       --------

Cash and Cash Equivalents, Beginning of Period     100            182
                                               ---------       ---------

Cash and Cash Equivalents, End of Period       $   819        $   153
                                               =========       ========


See Accompanying Notes to Condensed Consolidated Financial Statements


PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
Form 10-QSB for the Three Months and Nine Months Ended March 31, 1999

(1)   Basis of Financial Presentation

      On February 12, 1996, Proactive Technologies, Inc. ("PTE" or the "Company") acquired 100% of the outstanding common stock of Capital First Holdings, Inc. ("Capital First") in a reverse acquisition in which Capital First's sole shareholder acquired voting control of the Company. The acquisition was accomplished through the issuance of approximately 8,559,000 shares of PTE stock which represented approximately 80% of the voting stock of PTE immediately after the transaction. For accounting purposes, the acquisition has been treated as a recapitalization of Capital First with Capital First as the acquirer. The historical financial statements prior to February 12, 1996 are those of Capital First, now known as "Regional Developers, Inc. (hereinafter "RDI"). As a result of the acquisition, RDI effectively changed its accounting year end to June 30 from December 31. RDI is a developer of residential subdivisions with its principal operations in Tallahassee, Florida.

      The accompanying unaudited consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim period presented. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited financial statements of Capital First Holdings, Inc., and notes thereto, as found in Form 8-K/A for the year ended December 31, 1995, the Company's Form 10-KSB for the year ended June 30, 1998, and the Company's Form 10-QSB for the six months ended December 31, 1998 (filed by EDGAR on February 14, 1999). A copy of such consolidated financial statements and notes thereto may be obtained by writing to the Company.

(2)   Acquisitions and Dispositions

      During the quarter ended December 31, 1998, the Company sold to a former director, various parcels of real estate in exchange for 1,000,000 shares of the Compamny's common stock.

      On December 30, 1998, the Company entered into an agreement to acquire 100% of the total issued and outstanding shares of West Side Investors, Inc., a Georgia corporation, which owns P & W Stonebridge, LLC, and P & W Hedland, LLC, which own respectively, the Stonebrdge Vilage Shopping center located in Dekalb County, Georgia and the Hedland-DeLowe Shopping Center located in Atlanta, Georgia. Arthur G. Weiss was the President of West Side Investors, Inc., and, together with his adult children, owned 100% of the issued and outstanding common stock of West Side Investors, Inc. The purchase price for West Side Investors, Inc. stock was the issuance of 3,100,000 shares of the Company's restricted common stock as follows: Arthur G. Weiss, 1,550,000 shares; Charles G. Weiss 775,000 shares; and Caroline Weiss Kyriopoulos, 775,000 shares. Appraisals of the properties total $9,130,000. The transaction was completed in January, 1999. The shopping centers are subject to a $7,886,000 non-recourse equal profit participating mortgage, entitling the lender to 50% of the profit from the shopping centers. The consideration paid was determined as a result of arms-length negotiations prior to Mr. Weiss becoming a stockholder, director or officer of the Company.

    On or about January 8, 1999, the Company acquired 100% of the total issued and outstanding shares of PDK Properties, Inc., a Georgia corporation, which owns 100% of Stratos Inns, LLC, a Georgia limited liability company located in Atlanta, Georgia. The purchase price for PDK Properties, Inc. stock was the issuance of 3,600,000 shares of the Company's restricted common stock to the Lance Children's Trust. The consideration paid was determined as a result of arms-length negotiations prior to Mr. Lance becoming a stockholder, director or officer of the Company.

      On January 21, 1999, the Company closed the sale of its wholly-
owned subsidiary, Henry Holdings, Inc., a Florida corporation (the "Subsidiary") to Mark A. Conner, the Company's former President, in exchange for 5,000,000 shares of the Company's Common Stock that were held by Mr. Conner. Under the terms of the Agreement, Mr. Conner was to receive cash or cash and property with an agreed upon value of not greater than $2,000,000. On January 21, 1999, the Subsidiary held $700,000 in cash generated from the sale of certain real estate owned by the Subsidiary
(the "First Real Estate Holdings"). The remaining value of $1,300,000 was to be generated from the closing of a contract with an unrelated third party purchaser (the "Purchaser") for the sale of the following real estate holdings: 38 lots in The Landings at Golden Eagle Phase I; 39 developed lots in Golden Eagle Units 5 & 7; 40 developed lots in Golden Eagle Unit 8; raw land for The Landings at Golden Eagle Phase II; raw land for Golden Eagle Unit 6; and the office building and land located at 7118 Beech Ridge Trail, Tallahassee, Florida (collectively, the "Second Real Estate Holdings" and, together with the First Real Estate Holdings, the "Real Estate Holdings"). If the sale of the Second Real Estate Holdings did not close by January 29, 1999, title to the Second Real Estate Holdings was to be transferred to the Subsidiary. The Real Estate Holdings were subject to approximately $3,667,500 in mortgage indebtedness, which was to be paid off at closing, or assumed by Mr. Conner, if the transaction with the Purchasers did not close. The transaction with the Purchaser closed on January 28,1999. The Real Estate Holdings had a book value of $6,396,416.33 as of December 31, 1998 and were sold at a contract price of $5,112,902. As a result, the cash paid for the 5,000,000 shares of Common Stock was $1,570,000.00, with an additional $200,000 held in escrow to be released upon the fulfillment of certain continigencies by Mr. Conner. The purchase price for the Real Estate Holdings was based upon the written offer to purchase that the
Company received from the Purchaser.   In connection with this sale, Mr.
Conner resigned his positions with the Company and the Company and Mr. Conner entered into a Consulting Agreement, an Indemnification Agreement and a Profit Sharing Agreement, each of which was filed as an exhibit to the Company's Form 8-K on February 5, 1999 and each of which is incorporated herein by reference. The Profit Sharing Agreement terminated with no payments being made to either the Company or Mr. Conner.

    On or about January 29, 1999, the Wendell M. Starke Trust purchased 2,500,000 shares of restricted voting common stock for $1,000,000.
The book value per share of the stock as of December 31, 1998 was
approximately $0.35 per share.   In connection with the sale of the shares,
the Company entered into a Registration Rights Agreement.

    On or about March 18, 1999, the Godley Morris Group, LLC purchased
2,500,000 shares of restricted common stock for $1,000,000.    The
book value per share of the stock as of December 31, 1998 was approxiamtely $0.35 per share. In connection with the sale of the shares, the Company entered into a Registration Rights Agreement.


(3)   Debt

      In January 1999, the Company sold its remaining properties in the Golden Eagle subdivision. The proceeds from the sale of these assets were used to repay more than $3.8 million in debt, with approximately $3.5 million being paid to its primary lender.

     In February 1999, the Company repaid an additional $300,000 of debt with the proceeds from the sale of two of its subdivisions, Arvah Branch and Shamrock Plaza.

     In March 1999, the Company entered into a new agreement with respect to its notes payable of $1,254,000 owed to the Hawkins group pursuant to which the notes were transferred to Killearn, Inc. Pursuant to the agreement, interest accrues, but is not payable until August 31, 1999, at which time the entire note, plus accrued interest at 9% is due and owing.

     In March 1999, the Company paid off its remaining debt to its former President and Chairman of $172,000, through the payment of a total of $97,000 in cash and the transfer of a small piece of property which is leased by PowerTel Corporation for approximately $12,000 per year.

     The Company, through its subsidiary Barrier Dunes Development Corporation continues to utilize its development line of credit line,which is renewable annually to finance the construction of townhouses in the Cape San Blas, Florida area.

     During the three months ended March 31, 1999, the Company extended short term unsecured borrowings and repayments to aid cash flow, from a private lending source, through one of its former directors, and had a remaining balance at March 31, 1999 totalling approximately $273,000, which accrues interest at 7.5% and is secured by a first mortgage on undeveloped Company land and is due and payable October 31, 1999.

(4)   Earnings Per Share

   Primary and fully diluted earnings per share are calculated based on the following number of weighted average shares of stock outstanding including stock options as common stock equivalent: The weighted number of shares outstanding was 21,394,586 for the three months ended March 31, 1999. This number consists of the 17,389,467 shares outstanding as of June 30,1998, plus (i.) 88,778 shares issued on September 3, 1998 for an interestpayment on the Hawkins notes, (ii.) 3,100,000 shares issued in connection with the acquisition of West Side Investors, Inc.,
(iii) 3,600,000 shares issued in connection with the acquisition of PDK Properties, Inc., (iv) 2,500,000 shares issued to the William Starke Trust in exchange for $1,000,000, and (v) 2,500,000 shares issued to the Godley-Morris Group LLC in exchange for $1,000,000, less 5,000,000 shares repurchased from Mark Conner on January 21, 1999. The weighted average shares also include 2,000,000 shares which are the subject of stock options issued to the executive officers and directors on February 10, 1999. Subsequent to March 31, 1999, an additional 2,600,000 options were granted to executive officers and directors.


(5)   Subsequent Events

On April 21, 1999, the Board granted an aggregate of 2,400,000 options to its executive officers and directors. The exercise price of the options is the average closing price of the Company's common stock for the thirty
(30) trading days immediately preceding April 21 1999. The options vest and become exercisable on the following schedule:

 25% on the first date on which the closing price of the underlying shares
is greater than or equal to $1.00.   An additional 25% on the first date on
which the closing price of the underlying shares is greater than or equal to $1.25. An additional 25% on the first date on which the closing price of the underlying shares is greater than or equal to $1.50. An additional 25% on the first date on which the closing price of the underlying shares is greater than or equal to $1.75.

     The options expire on April 21, 2009

PROACTIVE TECHNOLOGIES, INC. AND SUBSIDIARIES
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Reform Act of 1995 (the "Act") and is making the following statements pursuant to the Act in order to do so. Certain statements under this Item 2 and elsewhere in this report constitute forward-looking statements within the meaning of Section 21A of the Securities Exchange Act of 1933 and Section 21E of the Securities
Exchange Act of 1934, as amended. Although the Company believes the expectations reflected in the forward-looking statements and assumptions upon which forward-looking statements are based are reasonable it can give no assurance that such expectations and assumptions will prove to have been correct. Such forward-looking statements are risks and uncertainties, many of which are beyond the the Company's control, that could cause the actual results, performance or achievements of the Company, or industry trends, to differ materially from any future results, performance or achievements expressed or implied by such forward looking statements.
Given these uncertainties, investors are cautioned not to place undue reliance on such forward-looking statements and no assurance can be given that the plans, estimates and expectations reflected in such statements will be achieved. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future may effect, the Company's actual results and could cause the Company's actual consolidated results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the
Company:

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

Year 2000 Impact

     Year 2000 ("Y2K") issues are expected because many existing computer programs use two digits instead of four to refer to the calendar year.
It is unknown whether these programs will be able to properly interpret a year that begins with digits other than "19" (like the year 2000), and thus cause disruption of business activities. The Company is currently switching its software, from older programs,which could be affected by the Y2K problem, to ones that are advertised as "Y2K ready". The Company currently only utilizes software packages for its accounting and sales and inventory maintenance. It is anticipated that the costs of implementing ths new software to the Company will not exceed $2,000. In the unlikely event all software cannot be converted prior to January 1, 2000, the Company plans on several back-up measures, including back-up tapes and disks;
hard copies of all essential notes, mortgages, and other financial and sales information, and cross-checking inventory sheets with sales occurring during the year to provide secondary back-up of lots and sales in the event
of a Y2K catastrophe.    The Stratos Inns division, currently in the
conceptual stage, plans to have Y2K ready software when it begins designing and construction during the next fiscal quarter. The Company has begun communications with material suppliers and its primary lenders to determine if the Company or the suppliers and or lenders are vulnerable due to failure of being Y2K compliant. There can be no assurance, however, that the computer systems of other companies on which the company and its systems rely will be timely modified, or that failure to modify such systems by another company, or modifications that are incompatiblewith the Company's systems would not have a material advserse effect on the Company.


Recent Transactions



      On December 30, 1998, the Company entered into an agreement to acquire 100% of the total issued and outstanding shares of West Side Investors, Inc., a Georgia corporation, which owns P & W Stonebridge, LLC, and P & W Hedland, LLC, which own respectively, the Stonebrdge Vilage Shopping center located in Dekalb County, Georgia and the Hedland-DeLowe Shopping Center located in Atlanta, Georgia. Arthur G. Weiss was the President of West Side Investors, Inc., and, together with his adult children, owned 100% of the issued and outstanding common stock of West Side Investors, Inc. The purchase price for West Side Investors, Inc. stock was the issuance of 3,100,000 shares of the Company's restricted common stock as follows: Arthur G. Weiss, 1,550,000 shares; Charles G. Weiss 775,000 shares; and Caroline Weiss Kyriopoulos, 775,000 shares. Appraisals of the properties total $9,130,000. The transaction was completed in January, 1999. The shopping centers are subject to a $7,886,000 non-recourse equal profit participating mortgage, entitling the lender to 50% of the profit from the shopping centers. The consideration paid was determined as a result of arms-length negotiations prior to Mr. Weiss becoming a stockholder, director or officer of the Company.

    On or about January 8, 1999, the Company acquired 100% of the total issued and outstanding shares of PDK Properties, Inc., a Georgia corporation, which owns 100% of Stratos Inns, LLC, a Georgia limited liability company located in Atlanta, Georgia. The purchase price for PDK Properties, Inc. stock was the issuance of 3,600,000 shares of the Company's restricted common stock to the Lance Children's Trust. The consideration paid was determined as a result of arms-length negotiations prior to Mr. Lance becoming a stockholder, director or officer of the Company.

      On January 21, 1999, the Company closed the sale of its wholly-
owned subsidiary, Henry Holdings, Inc., a Florida corporation (the "Subsidiary") to Mark A. Conner, the Company's former President, in exchange for 5,000,000 shares of the Company's Common Stock that were held by Mr. Conner. Under the terms of the Agreement, Conner was to receive cash or cash and property with an agreed upon value of not greater than $2,000,000. On January 21, 1999, the Subsidiary held $700,000 in cash generated from the sale of certain real estate owned by the Subsidiary
(the "First Real Estate Holdings").  The remaining value of $1,300,000 was to be generated from the closing of a contract with an unrelated third party purchaser (the "Purchaser") for the sale of the following real estate holdings: 38 lots in The Landings at Golden Eagle Phase I; 39 developed lots in Golden Eagle Units 5 & 7; 40 developed lots in Golden Eagle Unit 8; raw land for The Landings at Golden Eagle Phase II; raw land for Golden Eagle Unit 6; and the office building and land located at 7118 Beech Ridge Trail, Tallahassee, Florida (collectively, the "Second Real Estate Holdings" and, together with the First Real Estate Holdings, the "Real Estate Holdings").
If the sale of the Second Real Estate Holdings did not close by January 29, 1999, title to the Second Real Estate Holdings was to be transferred to the Subsidiary. The Real Estate Holdings were subject to approximately
$3,667,500 in mortgage indebtedness, which was to be paid off at closing, or assumed by Mr. Conner, if the transaction with the Purchasers did not close. The transaction with the Purchaser closed on January 28,1999. The Real Estate Holdings had a book value of $6,396,416.33 as of December 31,
1998 and were sold at a  contract price of $5,112,902.  As a result, the cash paid for the 5,000,000 shares of Common Stock was $1,570,000.00, with an additional $200,000 held in escrow to be released upon the fulfillment of certain continigencies by Mr. Conner. The purchase price for the Real
Estate Holdings was based upon the written offer to purchase that the
Company received from the Purchaser.   In connection with this sale, Mr.
Conner resigned his positions with the Company and the Company and Mr.
Conner entered into a Consulting Agreement, an Indemnification Agreement and a Profit Sharing Agreement, each of which was filed as an exhibit to the Company's Form 8-K on February 5, 1999 and each of which is incorporated herein by reference. The Profit Sharing Agreement terminated with no payments being made to either the Company or Mr. Conner.

    On or about January 29, 1999, the Wendell M. Starke Trust purchased 2,500,000 shares of restricted voting common stock for $1,000,000.
The book value per share of the stock as of December 31, 1998 was
approximately $0.35 per share.   In connection with the sale of the shares,
the Company entered into a Registration Rights Agreement.

    On or about March 18, 1999, the Godley Morris Group, LLC purchased
2,500,000 shares of restricted common stock for $1,000,000.    The
book value per share of the stock as of December 31, 1998 was approxiamtely $0.35 per share. In connection with the sale of the shares, the Company entered into a Registration Rights Agreement.


     Results of Operations

     Net sales decreased approximately $2,340,000 (28.04%) to $6,006,000 during the current three month period ended March 31, 1999, as compared to $8,346,000 for the three months ended March 31, 1998. Sales increased approximately $6,399,000 (50.78%) during the six month period ended December 31, 1998, compared to the same periods a year ago. The decrease in sales for the current three month period was due to three particular bulk sales during the three month period a year ago. During that period, the Company sold its interest in Piney-Z subdivision, its large undeveloped tract holding in Vero Beach, and the Simpson Mill Development in Stockbridge Georgia.
The increase in the current nine month period over that same period a year ago is attributed primarily to the large sale during the current three months of the Company's holdings in Golden Eagle subdivision. Its remaining lots in Golden Eagle phases 5 and 7, as well as the recently platted Phase 6, and its sales office, were sold for $5,125,000. Additionally, the Company's subsidiary, Barrier Dunes Development sold over $500,000 in townhome units in Cape San Blas, Florida. Real estate conditions that have been slow for the Company, and the entire the northern Florida region, continued to recover slightly.

     Cost of sales, as a percentage of sales, was 105.49% for the current three month period and 119.47% for the current nine month period, compared to 84.63% and 78.23%, respectively, a year ago.  The gross margin for the current three month period decreased to a loss of 53.98% as compared to a gross profit margin of 6.25% for the same period a year ago. This decrease in profit margin on net sales was primarily due to the significantly high basis in the property sold during the current three months. Of greatest significance was the sale of Golden Eagle inventory at a loss of close to
$1,000,000.   These lots, due to the length of time the Company held these lots, and the capitalization of lots during construction created a basis of
close to $6,000,000, and were sold for $5,125,000.   Gross profit margins
("GPM") between 17% and 21% are the goals set by the Company, but these goals are difficult to maintain in the current marketplace, and assume no great fluctuations in the current trends, such as interest rates. It is anticipated that the impact of the West Side Investor's properties will eventually enhance net income, as the rental income should exceed the costs of maintaining the shopping center properties.

     Selling, general, and administrative ("SG&A") expenses increased $2,422,000, (494%) to $2,912,000 during the three months ended March 31, 1999 as compared to $490,000 for the three months ended March 31, 1998.
For the current nine month period, SG&A increased $2,945,000, or 257%, over the nine month period a year ago. A significant amount of the increase is due to the $253,000 which the Company has spent on its accounting during the first nine months, additional salaries and costs for its Atlanta office, unrealized loss of approximately $594,000 on the Killearn Properties, Inc. (AMEX:KPI) common stock, which was trading at $4.75 per share at December 31, 1998, and which the Company acquired for $9.50 per share from the Hawkins group. Additionally, commissions have been reclassified as an SG&A expense. In prior financial reports, the Company had classified commissions as a cost of sales. Commissions in the total amount of about $443,000, for the nine month period ending March 31, 1999, due to increased sales, also added to the significant change from the periods ended
March 31, 1998. Management believes that SG&A expense to be fairly constant over the next few quarters with necessary additional professional and other administrative fees associated with being a public corporation.

      Interest expense increased $ 367,000 or 142.25% for the three months ended March 31, 1999 as compared to $258,000 for the three months ended March 31, 1998, and $231,000 or 32% for the nine months ended March 31, 1999 from the three months ended March 31, 1998. This increase is primarily due to the expensing of nearly all of the interest paid by the Company for the three months and nine months ended March 31, 1999.

     Other income increased $ 626,000 for the three months ended March
31, 1999 to $931,000 compared to income of $305,000 for that same period in 1998. This increase was primarily due to the gain on the sale of its bulk assets held in Stockbridge, Georgia during the current fiscal year.



Financial Condition


     Total assets decreased a net total of $18,557,000 from June 30, 1998 to March 31, 1998; Real estate inventories decreased $19,469,000 primarily due to the following: (i) the sale of the Company's remaining inventory in the Golden Eagle subdivision, which had a basis of approximately $6,000,000; (ii) the sale of The Glen at Eagle's Landing and The Summit at Eagle's Landing to Killearn Properties, Inc. for a total of approximately $4,100,000, (iii) the sale of approximately 260 acres of land in Albany, Georgia, to a former director, which removed approximately $2,100,000 from the real estate inventory of the Company. Notes receivable decreased approximately $3,299,000 including the reduction of $619,000 of the remaining receivable from the sale of a large tract of undeveloped property near Summerbrooke subdivision in Tallahassee, Florida. The Company received a total of approximately $252,400 from a vendor who was going out of business and cancelled the remaining receivable. Additionally, the Company reclassified about $617,500 in receivables to other assets.

     Total liabilities decreased $12,829,000 from June 30, 1998 to March
31, 1999, primarily due to the payment of Company debt to its primary lender from the bulk sale of property in Albany, Georgia, the sale of 42 lots in the Summerbrooke subdivision, and from the sale of The Glen at Eagle's Landing and The Summit at Eagle's Landing. Further, during the current three month period the Company paid off over $3,500,000 to its primary lender upon the sale of its remaining inventory in its Golden Eagle subdision.
The deferred income tax liability of $298,000 as of June 30, 1998, was eliminated at March 31, 1999 due to the Company's loss for the nine months ended March 31, 1999.

      Total shareholders' equity decreased $5,728,000 during the current nine month period, which reflected the nine month loss of $8,285,000.

      Liquidity


      Management believes that the Company, through the generation of cash flow from operations, especially, through its West Side Investors, Inc. subsidiary and the sale of stock to larger investors, has sufficient financial resources available to maintain its current operations and provide for its current capital expenditure requirements.


      Management plans to focus the Company in new directions. The Company intends to focus on achieving a niche for itself in the private aviation industry. Regarding its real estate division, the Company anticipates that its acquisition of its income-producing shopping centers will provide additional cash flow. It intends to focus on the marketing and sale of its existing inventory.


     Management anticipates that most of its available cash flow will be utilized to develop its private aviation niche.



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

ITEM 2.   Changes in Securities

(c.) In January, 1999, inconnection with the acquisition of West Side Investors, Inc., a Georgia corporation, which owns P & W Stonebridge, LLC, and P & W Hedland, LLC, which own respectively, the Stonebridge Village Shopping center located in Dekalb County, Georgia and the Hedland-DeLowe Shopping Center located in Atlanta, Georgia, the Company issued
3,100,000 shares of its common stock as follows: Arthur G. Weiss, 1,550,000 shares; Charles G. Weiss 775,000 shares; and Caroline Weiss Kyriopoulos, 775,000 shares.

    On or about January 8, 1999, the Company acquired 100% of the total issued and outstanding shares of PDK Properties, Inc., a Georgia corporation, which owns 100% of Stratos Inns, LLC, a Georgia limited liability company located in Atlanta, Georgia. The purchase price for PDK Properties, Inc. stock was the issuance of 3,600,000 shares of the Company's restricted common stock to the Lance Children's Trust.

    On or about January 29, 1999, the Wendell M. Starke Trust purchased 2,500,000 shares of restricted voting common stock for $1,000,000.

    On or about March 18, 1999, the Godley Morris Group, LLC purchased 2,500,000 shares of restricted common stock for $1,000,000.

    On January 21, 1999, the Company reacquired 5,000,000 shares of its stock from the former President and Chairman of the Company, in exchange for $1,570,000 and an additional $200,000 to be released from escrow upon the achievement of certain contingencies by the former President.



ITEM 4.   Submission of Matters to a Vote of Security Holders

       On April 21, 1999, the Company held its Annual Meeting of Shareholders at which shareholders approved the one item up for vote which was the election of a Board of Directors consisting of the following five
directors:   William B. Astrop, Joel A. Goldberg, C. Beverly Lance, James A.
Verbrugge, and Arthur G. Weiss. Each of the nominees has served as a director of the Company duringthe immediately preceding twelve month period. The votes cast were as follows:


                         Votes for        against           withheld
William B. Astrop        14,316,125            0               353
Joel A. Goldberg         14,316,125            0               353
C. Beverly Lance         14,316,125            0               353
James A. Verbrugge       14,316,125            0               353
Arthur G. Weiss          14,316,125            0               353

        Prior to the 1998 Annual Meeting of Shareholders, James A. Preiss, Langdon S. Flowers, Jr., Ben S. Branch, PhD, and Robert E. Maloney, Jr. resigned as directors of the company. Mark A. Conner resigned his positions as Chairman of the Board, Chief Executive Officer and President of the Company and resigned as a director of the Company.


ITEM 5.   Other Information

     On February 10, 1999, the Company granted an aggregate of 2,000,000 options to its executive officers and directors. The exercise price of the options is $0.4375. The options have now vested and are fully exercisable. The options terminate on February 10, 2009.

    On April 21, 1999, the Board garnted an aggregate of 2,400,000 options to its executive officers and directors. The exercise price of the options is the average clsoing price of the Company's closing price of the Company's common stock for the thirty (30) trading days immediately preceding April
21, 1999.  The options vest and become exercisable on the following schedule:

    25% on the first date on which the closing price of the underlying shares is greater than or equal to $1.00. An additional 25% on the first date on which the closing price of the underlying shares is greater than or equal to $1.25. An additional 25% on the first date on which the closing price of the underlying shares is greater than or equal to $1.50. An additional 25% on the first date on which the closing price of the underlying shares is greater than or equal to $1.75.


ITEM 6.   Exhibits and Reports on Form 8-K

        (a)  Exhibits and Index of Exhibits:

    (2) Plan of acquisition, reorganization, arrangement, liquidations, or succession :

        (2.1.)Agreement and Plan of Reorganization by and among Proactive
              Technologies, Inc., Lance Children's Trust and PDK Properties, Inc. (filed on Form 8-K by EDGAR on January 25, 1999 and incorporated herein by reference).
        (2.2.)Agreement and Plan of Reorganization by and among Proactive
              Technologies, Inc., Arthur Weiss and Kay Weiss and West Side Investors, Inc. (filed on Form 8-K by EDGAR on January 19, 1999 and incorporated herein by reference).


     (3)(i.)  Articles of Incorporation

            Certificate of Incorporation (As amended and restated as of February 12, 1999)(filed in Form 10QSB by EDGAR on February 16, 1999 and incorporated by reference).
       (ii.) Bylaws of the Corporation (As amended and restated as of February 12, 1999)(filed in Form 10QSB by EDGAR on February 16, 1999 and incorporated by reference).


10.3 Registration Rights Agreement (filed January 29, 1999 on Schedule 13-D by the Wendell M. Starke Trust and incorporated herein by reference.)


10.4 Registration Rights Agreement (filed March 29, 1999 on Schedule 13-G by the Godley-Morris Group, LLC and incorporated herein by reference.)

27.    Financial Data Schedule

        (b)  Reports on Form 8-K:

   The following reports on Form 8-K or Form 8-K/A were prepared and filed during the three months ended March 31, 1999:

(1) January 13, 1999, refiled January 19, 1999, the Company filed Form 8-K regarding its acquisition of 100% of the issued and outstanding shares of West Side Investors, Inc., a Georgia corporation, which owns P & W Stonebridge, LLC, and P & W Hedland, LLC, which own, respectively, the Stonebridge Village Shopping Center, located in DeKalb County, Georgia, and the Hedland-DeLowe Shopping Center, located in Atlanta, Georgia, in exchange for the issuance of a total of 3,100,00 shares of Company restricted common stock to Mr. Arthur G. Weiss and his family. Additionally, Mr. Arthur G. Weiss and Mr. James A. Verbrugge were named to the Board of Directors.

(2) January 25, 1999, the Company filed Form 8-K regarding its acquisition of 100% of the issued and outstanding shares of PDK Properties, Inc., a Georgia corporation, which owns 100% of Stratos Inns, LLC, a Georgia limited liability company, located in Atlanta, Georgia, in exchange for the issuance of a total of 3,600,00 shares of Company restricted common stock to the Lance Children's Trust

(3) February 5, 1999, the Company filed Form 8-K regarding its repurchase of 5,000,000 shares of common stock in exchange for a total of $1,570,000, plus an additional $200,000, in the event certain contingencies are fulfilled by Mr. Conner. In connection therewith Mr. Conner resigned as President, Chief Executive Officer, and as a director of the Company. Additionally. the Board named Mr. William B. Astrop to its Board of Directors, and, Mr. Branch and Mr. Maloney resigned their positions as directors.

(4) March 19, 1999, the Company filed Form 8-K/A regarding Form 8-K filed January 19, 1999, and amended Item 2 with regard to the filing of financial statements of West Side Investors, Inc. not being required under Article 3-05(b) of Regulation S-X of the Securities Act.

     Subsequent to the three months ended March 31, 1999, but prior to the filing of this Form 10-QSB, the following reports on Form 8-K were prepared and filed:

(1) April 14, 1999, the Company filed Form 8-K/A regarding Form 8-K filed January 25, 1999, and amended Item 2 with regard to the filing of financial statements of PDK Properties, Inc. not being required under Article
3-05(b) of Regulation S-X of the Securities Act.



    (c)   Financial Data Schedule - EX 27


SIGNATURE


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PROACTIVE TECHNOLOGIES, INC.
                                         (Registrant)


Date: May 15, 1999             By:   /s/  Robert E. Maloney, Jr.
                                    Robert E. Maloney, Jr.,
                                    Executive Vice President

EXHIBIT INDEX


           Exhibit No.            Description               Page No.

              27             Financial Data Schedule             15