Form 10KSB40
period 1999-06-30
FLIGHTSERV COM
filed 1999-09-28
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                 FLIGHTSERV.COM
                     (formerly Proactive Technologies, Inc.)
             (Exact name of registrant as specified in its charter)

         DELAWARE                     1-8662                    23-2265039
  (State of Incorporation)    (Commission File Number)        (IRS Employer
                                                            Identification No.)

                             3343 PEACHTREE ROAD NE
                                    SUITE 530
                                ATLANTA, GA 30326
                                 (404) 869-2599
              (Address of registrant's principal executive offices
          including zip code and telephone number, including area code)

    Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

       TITLE OF CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, par value $0.04                 American Stock Exchange

    Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: NONE

    Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           Yes [X]       No [ ]

    Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

    The Registrant's revenues for its most recent fiscal year (12 months ending June 30, 1999): $602,026.

    The aggregate market value of the voting stock held by non-affiliates as of September 27, 1999 was $100,688,248.

    Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                           Yes [X]       No [ ]

    The number of shares outstanding of the Registrant's Common Stock as of September 27, 1999: 30,543,235

    Transitional Small Business Disclosure Format:         Yes [ ]       No [X]

                                TABLE OF CONTENTS

                                                                                    Page
PART I

ITEM 1.    Description of Business                                                   3

                  General                                                            3
                  Acquisition and Dispositions                                       3
                  Private Aviation Travel Services                                   4
                  Commercial Real Estate Operations                                  7
                  Discontinued Operations-Residential Real Estate                    8
                  Employees                                                          8

ITEM 2.    Properties                                                                8

ITEM 3.    Legal Proceedings                                                         10

ITEM 4.    Vote Of Security Holders                                                  10

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters     10

ITEM 6.    Management's Discussion and Analysis or Plan of Operations                12

ITEM 7.    Financial Statements                                                      13

ITEM 8.    Changes in and Disagreements With Accountants On Accounting
                  and Financial Disclosure                                           25

PART III

ITEM 9.    Directors, Executive Officers                                             26

ITEM 10.   Executive  and Director Compensation                                      27

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management            28

ITEM 12.   Certain Relationships and Related Transactions                            30

PART IV

ITEM 13.   Exhibits Lists and Reports on Form 8-K                                    31

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

    flightserv.com ("FSW" or the "Company") is a Delaware corporation incorporated in 1982. FSW is primarily engaged in the general development of an Internet-based private aviation travel services business and certain limited commercial real estate activities. See "Private Aviation Travel Services" and "Commercial Real Estate Operations" below. In fiscal 1999, the Company discontinued its residential real estate development operations.

    Prior to 1996, the Company, then known as Proactive Technologies, Inc. operated a drug-screening and testing lab and a computer software development business. In 1996 the Company discontinued these operations when it acquired Capital First Holdings, Inc., a residential real estate development company. Since fiscal 1996 and through the first half of fiscal 1999 the Company engaged primarily in the design, development and sale of single-family subdivisions.

    During the second half of fiscal 1999, the Company decided to discontinue its residential real estate development operations and focus primarily on developing an Internet Web site to provide, as agent, access to private aviation travel services. The Company changed its name to flightserv.com in June 1999 to reflect the new business direction.

    Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "expects", and words of similar import, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; national interest rates; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing governmental regulations and changes in or the failure to comply with, governmental regulations; adverse publicity, competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

ACQUISITIONS AND DISPOSITIONS

    The Company made the following two acquisitions during its third quarter of fiscal 1999.

    The Company acquired the stock of West Side Investors, Inc. ("West Side"), a Georgia corporation which owns the Stonebridge Village Shopping Center located in Dekalb County, Georgia and the Headland-DeLowe Shopping Center located in Atlanta, Georgia. The purchase price for the West Side stock was the issuance of 3,100,000 shares of the Company's Common Stock valued at $.25 per share based on its then current trading history. The two shopping centers have an appraised value of $9,130,000 and are subject to $7,886,000 non-recourse, participating mortgages entitling the lender to 50% of the net cash flows realized from the shopping centers and 50% of the excess of the appraised values over the loan balances upon sale of the properties or maturity of the loans.

    The Company acquired the stock of PDK Properties, Inc. (the "PDK" Stock), a Georgia corporation which owns Stratos Inns, LLC, a Georgia limited liability company ("Stratos Inns"), located in Atlanta, Georgia that was formed to develop hospitality facilities at private aviation airports. The purchase price for the PDK Stock was the issuance of 3,600,000 shares of the Company's Common Stock valued at $.25 per share based on its then current trading history.

    In connection with discontinuing its residential real estate development business, the Company sold a substantial portion of its residential real estate holdings during fiscal 1999, including the following sales:

    In the second quarter of fiscal 1999, the Company transferred back two residential real estate projects to an independent third party. The consideration for the sale was approximately $4,000,000 consisting of cancellation of mortgages on the properties. Also in the second quarter of fiscal 1999, the Company sold 58 developed subdivision lots to an independent third party for approximately $1,560,000 and approximately 280 acres of undeveloped land to an entity controlled by a former director for $1,732,000.

    On January 21, 1999, the Company sold Henry Holdings, Inc. ("HHI"), a Florida corporation, to Mark A. Conner, the former CEO of the Company, in exchange for 5,000,000 shares of the Company's Common stock held by Mr. Conner. At the time of the closing, HHI held $700,000 in cash from the sale of certain real estate in the Tallahassee, Florida area and a contract with a third party for the purchase of HHI's remaining real estate assets which included lots, raw land, and the Company's office building in Tallahassee, Florida.

    On June 30, 1999, the Company sold two real estate subsidiaries, Barrier Dunes Development Corporation ("Barrier Dunes") and Regional Developers of Albany, Inc. ("RDA") to Inland Communities, Inc. Barrier Dunes owned approximately 50 lots in Cape San Blas, Florida and RDA owned approximately 175 acres of undeveloped land in Albany, Georgia. Also on June 30, 1999, the Company sold (i) approximately 260 acres of undeveloped land in Thomasville, Georgia and certain other real estate assets to Regional Developers of Thomasville, Inc. (a company affiliated with a former officer of the Company) and (ii) approximately 100 developed lots and other real estate assets in Tallahassee, Florida to HHI. The consideration for the June 30 1999 transactions was $6,109,000, consisting of $900,000 in cash and thirty-day secured notes and approximately $5,209,000 in assumed debt.

    Subsequent to June 30, 1999, the Company sold or contracted to sell its remaining residential real estate properties, including the sale of 749 acres in Walton County, Florida (consisting of the Magnolia Bluff subdivision) and certain other real estate assets to Magnolia Bluff, Inc., an entity affiliated with a former chief executive officer and another former officer of the Company. The consideration for the sale of these properties was $5,000,000 consisting of $180,000.000 cash, $1,000,000 of non-recourse promissory notes from Magnolia Bluff, Inc., and assumption of mortgages totaling approximately $2,300,000.

PRIVATE AVIATION TRAVEL SERVICES

General

    FSW is in the process of developing an internet Web site to provide, as agent, travel services to the private aviation marketplace. Based on information published by the National Business Aviation Association, an industry group, private aviation generates more than $51 billion in annual economic activity. Private aviation aircraft are reported to carry over 145 million passengers per year.

    FSW intends for its Web site, www.flightserv.com, to distribute private charter services, lodging, personal and aircraft protection services, ground transportation, concierge and other services. FSW will be compensated by a commission or fee for its services from the service provider.

Supplier Agreements

    Simultaneously with the development of the Web site, FSW has been negotiating preferred partner agreements with suppliers of services to the privation aviation marketplace. Its strategy in selecting preferred partners is to contract with premium service providers. To date, FSW has executed a preferred hospitality agreement with the Ritz-Carlton Hotel Company, LLC, a leading provider of luxury hotel rooms worldwide, and a Master Executive Protection Agreement with Vance International, Inc., a leading provider of personal and asset protection services. Under the agreement with Ritz-Carlton, member-users of the FSW Web site will be able to reserve hotel accommodations with Ritz-Carlton through the Web site and will be accorded Ritz-Carlton's "last room account" status, providing added assurance of being able to obtain a confirmed reservation. Under the agreement with Vance International, FSW is designated the exclusive private aviation Internet distributor of Vance's worldwide personal and aircraft protection services.

    FSW is in the process of negotiating agreements with other service providers including certified charter flight operators. Authority to operate charter aircrafts granted by the Federal Aviation Administration (the "FAA") and the Department of Transportation of which the FAA is a part. FSW will serve as agent for operators having certificates from the FAA under Part 135 of Title 14 of the Code of Federal Regulations to provide such services. FSW does not intend to own or operate any aircraft and will be dependent upon certified charter operators to provide all flight services. FSW is currently negotiating with certified charter operators and is confident that it will be able to contract with suitable charter operators to act as their agent in reserving and collecting payment for flight services.

Web Site Development

    FSW has a working model of its Web site which it is testing and refining as it negotiates agreements with preferred suppliers. In addition to retaining Web site developers, FSW has worked closely with legal and other advisers to comply with all applicable legal and other requirements.

Marketing

    FSW is currently evaluating the most effective methods to publicize its Web site and attract users to the Web site. It is also seeking strategic partners who can help publicize the Web site and attract customer traffic to it.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

   The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission.

Availability of Services

   FSW will not provide private aviation travel services directly but, instead, will offer, as agent, services provided by independent vendors through its Web site. As a result, the ability of FSW to enter into agreements, such as the preferred provider agreements with Ritz-Carlton and Vance, and to otherwise arrange for services to be available through its Web site is critical for the success of its business. While multiple sources exist for the services to be offered through the Web site, FSW will act only as an agent and have limited or no control of the availability, actual delivery, or quality of the services offered to its member-users or the price offered for such services. In addition, there is no guarantee that FSW will be able to enter into additional preferred partnership agreements with other service providers. At this time, FSW is negotiating contracts with certified charter providers and management believes that certified charter operators will want to provide charter services through the Web site. Failure to contract with certified charter operators would have a material adverse effect on FSW.

Competition

    The services to be offered by FSW are available directly from the providers and through other channels including the Internet. Many of FSW's competitors have financial resources substantially greater than FSW. However, to FSW's knowledge, it is the only company planning to offer charter reservations and the more frequently used travel services together on a single Internet Web site. In addition, FSW has contracted exclusive or preferred Internet distribution rights with certain of service providers and intends to seek such rights from other service providers, but there can be no assurance that FSW will be able to obtain exclusive or preferred or rights in the future.

Lack of Operating History/Expectation of Operating Losses

   The Company has discontinued its residential real estate development business and has not yet implemented its Web site. As a result, there is no meaningful operating history upon which to base an evaluation of the Company's Internet-based private aviation travel services business and prospects. The Company has incurred losses in fiscal 1999 and may continue to incur losses in fiscal 2000 as the result of the need to incur substantial marketing and promotion costs and systems and development costs.

Dependence on the Internet and Development of Brand Name

   The Company's future success depends upon the continued growth in the use of the Internet generally and the active use of its Web site by private aviation passengers to make flight reservations and arrange for other travel related services. The Company believes that its Web site will be the first time both charter flight reservations and other travel related services are offered through one Web site and, therefore, it is impossible to predict the number of existing private aviation passengers and the number of new private aviation passengers that will use the Web site. The Company believes that broad recognition and favorable consumer perception of the flightserv.com SM brand name will be essential to attract existing and new private aviation passengers to the Web site and that successful development of the flightserv.com SM brand will depend on the success of the Company's marketing efforts, the breadth and quality of the services available on the Web site, the successful completion of transactions through the Web site and the ability of the Company to provide adequate support and customer service. There is no assurance that the Company will be able to adequately develop its brand name or otherwise attract a sufficient number of Web site users.

Risk of System Failure/Lack of Capacity

    The successful implementation and continued operation of the Web site will depend upon communications hardware and computer hardware and software made available by a third party and any interruptions in service caused by the failure of these systems will be outside of the control of the Company. A system failure that causes an interruption in service to the Web site or that results in slower response times from the Web site could be disruptive to FSW's business and could damage FSW's brand name and result in fewer visits to the Web site. In addition, high volume could strain the capacity of the software or hardware used in connection with the Web site resulting in slower response times or system failures which could adversely affect sales and services.

Internet Security Issues

    The secure transmission of confidential information over the Internet will be important in maintaining user and vendor confidence in the Web site. The Company will rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information including confidential credit card information. However, there can be no assurance that advances in computer capabilities or other developments will not result in unauthorized persons obtaining access to confidential customer information in the Web site exposing the Company to potential losses.

Management of Potential Growth

    The Company is expected to expand its business after the implementation of the Web site. This growth is expected to place significant demands on the Company's management, operational, and financial resources. In order to manage expected growth, the Company will be required to expand existing operations and to train, manage and expand its employee base. Further, the Company's management will be required to maintain relationships with various service providers and to maintain control over the strategic direction of the Company. If the Company is unable to manage growth effectively, the Company's business, results of operations, and financial condition will be adversely affected.

Intellectual Property

    The Company regards its copyrights, service marks, trademarks, trade dress, trade secrets, domain names and similar intellectual property as critical to its success and relies on trademark and copyright law, trade secret protection and confidentiality agreements to protect its intellectual property rights. Nonetheless, there can be no assurance that the Company will be able to secure significant protection for its intellectual property rights.

Government Regulation

    Certain segments of the travel industry are regulated by the United States Government and certain services offered by the Company are affected by such regulations. The operators of charter flights upon whom the Company's service depend are subject to rigorous and continuous certification requirements of the FAA. The Company is also subject to regulations applicable to businesses generally and laws or regulations directly applicable to the Internet.

While currently there are few laws directly applicable to the Internet, the increase in Internet commerce may result in new laws or regulations relating to Internet commerce including regulations regarding privacy, pricing and state and local taxation which could affect the Company.

Year 2000

    The Year 2000 issue relates to the risk that computer systems may not properly recognize the Year 2000. While the Company believes, after consulting with its Web site developer, that the systems being developed for its Web site will be Year 2000 compliant, the Company relies on, and the Web site after it is operational will rely on, information technology supplied by third parties. In addition, the providers of private aviation travel services sold through the Web site are dependent on their own information technology systems and their third party vendors' systems. The Company will seek assurance from such suppliers that their systems are Year 2000 compliant but there is no guarantee that the Company, its third party vendors or the suppliers of the private aviation services available on the Web site will not experience significant Year 2000 issues. It is also possible that member-users' access to the Web site might be disrupted as the result of Year 2000 issues. Any of these potential Year 2000 issues could adversely affect the Company

Volatility of Stock Price/Potential for Future Sales of Restricted Securities

    The market price of the Company's Common Stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors including the announcement by the Company of future partnership agreements or other corporate developments, the limited number of freely tradable shares in public hands, and the timing and successful implementation of the Web site. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted Common stock or shares underlying options and warrants that have been issued by the Company. Approximately 24,000,000 issued and outstanding shares of the Company's Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted securities without the volume limitations, after the shares have been held for at least two years. In addition, the Company has issued warrants and options which, if exercised, could result in up to an additional 14,660,000 shares of the Company's Common Stock.

COMMERCIAL REAL ESTATE OPERATIONS

Shopping Centers

     The Company owns two commercial shopping centers in the Atlanta area.

     The Headland-DeLowe Shopping Center is a strip center, shopping mall facility on approximately 11 acres of land with approximately 97,000 square feet of leasable space. Headland is fully leased with a large, regional grocery store as the anchor tenant. Headland historically has experienced an occupancy rate in excess of 90%.

     The Stonebridge Village Shopping Center is a strip center, shopping mall facility on approximately 20 acres of land with approximately 98,000 square feet of leasable space. Stonebridge recently lost its large regional grocery store chain as anchor tenant and a major drug store chain and is currently seeking replacement tenants. The remainder of the facility is currently under lease. Stonebridge historically has experienced an occupancy rate in excess of 90%.

    The Company plans to continue to own and operate Headland and Stonebridge but does not plan to acquire other shopping center properties. The Company utilizes professional commercial real estate management companies to operate its shopping centers. The companies maintain and market the property for a management fee typically based on rental revenues. The Company plans to continue the utilization of professional management companies for its commercial real estate properties.

    The Company is subject to a variety of Federal, state and local regulations concerning protection of health and the environment. The Company is unaware of any environmental liability or compliance with applicable environmental laws or regulations arising out of its properties that the Company believes would have a material adverse effect on its business, assets or results of operations.

Stratos Inns

   The Company's Stratos Inns subsidiary holds a lease on approximately two acres at the Dekalb-Peachtree Airport in Dekalb County, Georgia (the "PDK Property") and owns the Stratos Inns business concept. Stratos Inns is evaluating available properties at other general aviation airports that primarily serve the private aviation industry. These airport properties provide an opportunity for Stratos Inns or a strategic partner to develop and provide a variety of lodging and related hospitality services to private aviation pilots and passengers. The Company has not begun development of any facilities on the PDK Property and is in the process of considering its options with respect to the PDK Property. The Company does not expect to generate revenues from its Stratos Inns subsidiary in fiscal 2000.

DISCONTINUED OPERATIONS - RESIDENTIAL REAL ESTATE

    The Company discontinued its residential real estate development business in fiscal 1999. During fiscal 1999 the Company disposed of the majority of its residential real estate holdings. Subsequent to June 30, 1999, the Company sold or contracted to sell substantially all of its remaining residential real estate properties.

EMPLOYEES

    As of June 30, 1999, the Company employed eight people. The Company has no collective bargaining agreements with any unions and believes that overall relations with its employees are excellent.

ITEM 2.  PROPERTIES

General

    The Company leases approximately 4300 square feet in an office building located at 3343 Peachtree Road NE, Atlanta, Georgia for its headquarters. The Company also leases office space in Tallahassee, Florida for its residential real estate development operations. The Company will vacate the Tallahassee space on September 30, 1999. Management believes that all property occupied by the Company and its subsidiaries is adequately covered by insurance.

Shopping Centers

    In January 1999, the Company acquired West Side which owns the Headland-DeLowe Shopping Center located at 2020 Headland Drive, Atlanta, Georgia ("Headland") and the Stonebridge Village Shopping Center located at 7982 Rockbridge Road, Dekalb County, Georgia ("Stonebridge"). Headland and Stonebridge are retail strip shopping centers with approximately 97,000 and 98,000 of leaseable space, respectively.

Schedule of Properties:

    The following reflects information on tenants occupying 10% or more of the leasable square footage for Headland and Stonebridge, respectively.


Headland

         Nature of Business         Square Footage           Annual Rent       Lease Expiration
         ------------------         --------------           -----------       ----------------

1.       Grocery store              38,752 sq. ft.           $180,680            8/04/2002
2.       Carpet store               15,000                     36,000            6/30/2002

Stonebridge

         Nature of Business         Square Footage           Annual Rent       Lease Expiration
         ------------------         --------------           -----------       ----------------

         Grocery store              35,000 sq. ft.            $233,493           3/14/2010

    For fiscal 1999 the average annual rental rate for Headland and Stonebridge was $3.99 and $7.98/per square foot respectively. The average occupancy rate for Headland and Stonebridge was 94% and 90% respectively. Stonebridge recently lost its large, regional grocery store chain as the anchor tenant and a large drug store chain tenant and is currently seeking replacement tenants. While the grocery store and drug store tenants have ceased their operations, they remain obligated under their leases through 2010.

    The following is a schedule of lease expirations for the years 1999-2010.

                                                                                      % of Gross
                  Number of Expirations       Square Feet        Annual Rent          Annual Rent
                  ---------------------     ---------------      -----------          -----------

Headland
1999                       1                  4,000 sq. ft.      $  12,000                  3%
2000                       4                 25,548                 85,299                 22
2001                       2                  2,390                 14,666                  4
2002                       7                 57,208                264,402                 68
2003                       -                    -                      -                    -
2004                       1                  1,680                 12,960                  3

Stonebridge
1999                       2                  2,625 sq. ft.      $  22,071                  4%
2000                       5                  6,045                 52,585                  8
2001                       4                 14,840                 86,360                 14
2002                       3                  4,310                 34,963                  6
2003                       3                 10,220                 61,157                 10
2004                       4                  6,730                 55,339                  9
2005 - 2009                -                    -                      -                    -
2010                       2                 43,640                315,480                 49

    The real estate taxes during fiscal 1999 for Headland and Stonebridge were $27,420 and $30,054, respectively.

    The leasing of commercial retail properties is highly competitive. There are other commercial retail properties within the market area served by Headland and Stonebridge and the number and quality of such properties could have a material adverse effect on the occupancy and rental rates of Headland and Stonebridge and the ability of Stonebridge to attract a new anchor tenant.

    The outstanding aggregate mortgage balance on Headland and Stonebridge at June 30, 1999 was $7,830,211. The mortgages include principal and interest payments based on an 8% interest rate and a 25-year amortization period with a lender call option on the principal balance after three years (on or after October 1, 2000). The mortgages also include an additional interest agreement which provides for the lender to receive 50% of the net cash flow of the properties and 50% of the appraised value over the mortgage balance at the time of a sale of the properties or maturity of the loans.

    Set forth below is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal income tax basis of the properties.

                   Gross
                  Carrying     Accumulated                          Federal
Property           Value       Depreciation    Rate      Method     Tax Basis
--------           -----       ------------    ----      ------     ---------

Headland         $3,707,592      $42,677      39 yrs      S/L      $3,707,592
Stonebridge       4,663,679       54,110      39 yrs      S/L       4,663,679

The Company believes that Headland and Stonebridge are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are involved from time to time in various claims and legal actions in the ordinary course of business. In the opinion of management, the Company is not party to any legal proceedings that the adverse outcome of which would have any material adverse effect on its business, its assets, or results of operations.

ITEM 4.  VOTE OF SECURITY HOLDERS

    On April 21, 1999, the Company held its Annual Meeting of Stockholders at which the only item submitted to a vote of stockholders was the election of the Board of Directors. The following five nominees were elected by the stockholders:

                                                                        Votes Cast
                                                     ----------------------------------------------
         Director Nominee                               For                     Against or Withheld
         ----------------                            ----------                 -------------------

         William B. Astrop                           12,751,478                         353
         Joel A. Goldberg                            12,751,478                         353
         C. Beverly Lance                            12,751,478                         353
         Dr. James A. Verbrugge                      12,751,478                         353
         Arthur G. Weiss                             12,751,478                         353

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information

   The Company's Common Stock stock is listed on the American Stock Exchange ("AMEX"). Effective June 21, 1999 the stock symbol changed from "PTE" to ""FSW". The following table shows the high and low trading and closing prices of the Common Stock during the last two fiscal years as reported on AMEX:

         1999                         High              Low              Close
         ----                         ----              ---              -----
         First Quarter               $ 0.88           $ 0.44            $ 0.63
         Second Quarter                0.56             0.25              0.25
         Third Quarter                 0.63             0.25              0.44
         Fourth Quarter                3.50             0.38              2.44

         1998
         ----
         First Quarter               $ 1.00           $ 0.69            $ 0.69
         Second Quarter                0.75             0.38              0.44
         Third Quarter                 0.56             0.25              0.50
         Fourth Quarter                1.06             0.19              0.81

    The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Dividends

    The Company has never paid cash dividends and currently intends to retain any future earnings to expand its operations. Therefore, it is not contemplated that cash dividends will be paid on the Company's Common stock in the foreseeable future.

Record Holders

    The number of record holders of the Company's Common stock as of September 24, 1999 was 1,034.

Sales of Unregistered Securities

    During fiscal 1999, the Company sold the following shares in private placements:

    On January 29, 1999, the Company sold 2,500,000 shares of restricted Common stock for $1,000,000 in cash to the Wendell M. Starke Trust (the "Starke Trust"). In connection with the sale, the Company entered into a Registration Rights Agreement with the Starke Trust.

    On March 18, 1999, the Company sold 2,500,000 shares of restricted Common stock for $1,000,000 in cash to the Godley Morris Group, LLC (the "GMG") In connection with the sale, the Company entered into a Registration Rights Agreement with the GMG.

     On June 29, 1999, the Company sold a total of 4,600,000 shares of Common stock which the Company held as treasury shares for $3,450,000 in cash. Of these shares, 2,300,000 were sold to the Starke Trust and 2,300,000 were sold to the GMG. The shares have the same registration rights as the shares sold to the. Starke Trust and the GMG on January 29, 1999 and March 18, 1999, respectively.

    In February 1999, the Company issued a total of 2,765,000 shares (350,000 of treasury shares) to third party consultants in payment of invoices for services provided to the Company. The shares were issued at prices which represented the approximate market value of unrestricted Common stock at the time the purchase price was agreed to by the parties.

    During fiscal 1999 in connection with its new Internet-based private aviation travel services business, the Company issued warrants to individuals and firms for consulting services and for strategic vendor alliances as follows:

     No. of Shares Purchasable        Per Share Exercise Price     Grant Date
     -------------------------        ------------------------     ----------

             200,000                           $   .42               4/10/99
             200,000                           $   .44               2/10/99
             400,000                           $   .50               2/10/99
           1,050,000                           $   .50               4/15/99
             400,000                           $   .75               4/30/99
             100,000                           $  1.75               6/15/99

    The above warrants are exercisable as of June 30, 1999 and each warrant has a ten year term.

    During fiscal 1999, the Company issued options to its directors and officers as follows:

     No. Of Shares Purchasable       Per Share Exercise Price      Grant Date
     -------------------------       ------------------------      ----------

             2,600,000                       $  .42                  4/16/99
             2,000,000                       $  .44                  2/10/99
                50,000                       $  .50                  4/16/99
               200,000                       $ 1.00                  6/24/99

    The above options are exercisable on June 30, 1999, except that 2,650,000 of the options are subject to stockholder approval and 200,000 vest over a two-year period. The options expire ten years after the grant date.

    The foregoing transactions were affected in reliance on the registration exemption provided for by Section 4(2) of the Securities Act of 1933, as amended, as sales by an issuer not involving a public offering.

    Information regarding other sales of unregistered securities by the Company during the fiscal year ended June 30, 1999 is contained in the Company's Quarterly Reports on Form 10QSB for the quarters ended September 30, 1998, December 31, 1999 and March 31, 1999.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

    Effective January 1, 1999 the Company discontinued its residential real estate development business. As a result, the statement of operations for fiscal 1999 and 1998 reflect the operating loss and loss on disposal of that business as discontinued operations. The continuing operations include development of an Internet-based private aviation travel services business, commercial real estate operations and other investments.

Results of Continuing Operations

    The Company's revenues in fiscal 1999 were $602,026 which represents lease income generated from the Company's shopping centers acquired in fiscal 1999. All of the Company's revenues in 1998 were generated by the residential real estate development operations and were reclassified to discontinued operations.

    General and administrative expenses increased by $2,961,606 from $278,178 in fiscal 1998 to $3,239,784 in fiscal 1999. This increase is due to consulting and legal fees associated with the development of the new Internet-based private aviation travel services business. In addition the Company incurred $1,411,000 of consulting fees in fiscal 1999 related to a search for possible business combination alternatives.

    The Company in fiscal 1999 issued stock options to officers and directors and warrants to outside third parties and recognized $1,736,048 of related compensation expense.

    The Company's fiscal 1999 depreciation and amortization expense of $259,748 and interest expense of $334,226 reflect the costs of the shopping center operations acquired in January 1999.

    Management expects revenues to increase significantly in fiscal 2000 due to the implementation of the Company's Internet-based private aviation travel services business. However, management expects to continue to incur losses in connection with the development of its private aviation travel services prior to implementing the Web site and cannot be certain as to when the private aviation travel business will generate income.

Discontinued Operations

    From July 1, 1998 through December 31, 1999, the Company incurred a loss of $4,291,505 on its residential real estate business compared to a $372,144 loss a year ago. From January 1, 1999 through June 30, 1999, the Company incurred a loss of $6,913,728 on disposal of the assets of its discontinued operations compared to $230,055 in fiscal 1998. The fiscal 1999 amount includes estimated losses on assets to be sold subsequent to June 30, 1999. The fiscal 1999 losses were impacted by (i) the bulk sales of properties in order to more quickly liquidate the properties and thereby reduce interest costs and operational expenses and (ii) the weak residential real estate market in the Tallahasee, Florida area.

Liquidity and Capital Resources

   The net loss in fiscal 1999 of $16,173,010 was partially offset by Common Stock issuances resulting in a net decrease in stockholders' equity of $8,065,173.

    In fiscal 2000, the Company expects to invest approximately $400,000 in capitalized computer software development prior to implementing the private aviation travel services Web site. In addition, the Company will continue to incur start up costs and operating expenses prior to implementing its Web site.

        The Company's cash balance at June 30, 1999 is $3,486,221 compared to $7,240 a year ago. This cash reserve is adequate, in management's opinion, to complete the implementation of private aviation travel services business on the Internet Web site. The Company's need to raise additional capital to implement and maintain the private aviation travel services business will depend upon, among other things, the initial level of customer interest in the services offered on the Company's Web site and the Company's ability to market the flightserv.com SM brand.

    The Company is presently reviewing the potential impact of Year 2000 compliance issues with regard to its information and accounting systems and business operations. The preliminary determination made by management is that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on its future operations or financial condition, but the Company's Web site business could be materially adversely effected if Year 2000 issues cause disruptions in the systems of the Company's third party vendors or suppliers of private aviation travel services.

ITEM 7.     FINANCIAL STATEMENTS

    The following financial statements are contained in this Item 7:

         Report of Independent Accountants.
         Consolidated Balance Sheets as of June 30, 1999 and 1998.
         Consolidated Statements of Operations for the years ended June 30, 1999 and 1998.
         Consolidated Statements of Changes in Shareholders' Equity for the
           years ended June 30, 1999 and 1998.
         Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 1998.
         Notes to the Consolidated Financial Statements.

Report of Independent Certified Public Accountants
Board of Directors
flightserv.com and Subsidiaries

    We have audited the accompanying consolidated balance sheets of flightserv.com (formerly Proactive Technologies, Inc.) and Subsidiaries as of June 30, 1999 and 1998 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of flightserv.com and Subsidiaries as of June 30, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



                                      /s/ JONES AND KOLB

Atlanta, Georgia
September 24, 1999

                         FLIGHTSERV.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998


                                     ASSETS


                                                                                     1999                1998*
                                                                                ------------          ------------
Cash and cash equivalents                                                       $  3,486,221          $      7,240
Accounts and notes receivable                                                        914,096                    --
Net assets of discontinued operations                                                122,656            15,782,714
Investments in equity securities                                                          --               130,000
Deferred costs and other assets                                                      469,949                47,812
Predevelopment costs                                                               1,085,048                    --
Property and equipment, net                                                        8,414,445               409,665
                                                                                ------------          ------------

        Total assets                                                            $ 14,492,415          $ 16,377,431
                                                                                ============          ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                                                 $  7,830,211          $         --
  Accounts payable and accrued expenses                                              631,457             1,608,219
  Accrued interest payable                                                           861,942                    --
  Income taxes payable                                                                    --             1,237,495
  Deferred income tax liability                                                           --               297,739
                                                                                ------------          ------------

     Total liabilities                                                             9,323,610             3,143,453
                                                                                ------------          ------------

Commitments and contingent liabilities

Shareholders' equity:
  Common stock, $.04 par value, 60,000,000 shares authorized,
   30,543,235 and 16,410,465 issued and outstanding, respectively                  1,263,729               683,706
   Additional paid-in capital                                                     18,089,625            12,657,420
   Retained earnings (deficit)                                                   (13,852,557)            2,320,453
   Treasury stock - at cost (1,050,000 and 682,192 shares, respectively)            (331,992)           (1,950,077)
   Note receivable collateralized by company stock                                        --              (477,524)
                                                                                ------------          ------------

     Total shareholders' equity                                                    5,168,805            13,233,978
                                                                                ------------          ------------

         Total liabilities and shareholders' equity                             $ 14,492,415          $ 16,377,431
                                                                                ============          ============



*Reclassified


The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                                  1999                  1998*
                                                                  ----                  -----
Revenue and other income:
  Revenue                                                     $         --          $         --
  Other income                                                     602,026                    --
                                                              ------------          ------------

      Total revenues                                               602,026                    --
                                                              ------------          ------------

General and administrative expenses                              3,236,243               278,178
Compensation expense related to
  issuance of stock options and accounts                         1,736,048                    --
Depreciation and amortization                                      263,286                    --
Interest Expense                                                   334,226                    --
                                                              ------------          ------------
  Loss before income taxes and discontinued operations          (4,967,777)             (278,178)

Income tax expense                                                      --                    --
                                                              ------------          ------------

      Net loss before discontinued operations                   (4,967,777)             (278,178)

Discontinued operations:
  Loss from discontinued operations                             (4,291,505)             (372,144)
  Loss on disposal of discontinued operations                   (6,913,728)             (230,055)
                                                              ------------          ------------
      Net loss                                                $(16,173,010)         $   (880,377)
                                                              ============          ============

Basic and diluted loss per share:
  Loss per share before discontinued operations               $       (.24)         $       (.02)
  Discontinued operations                                             (.54)                 (.04)
                                                              ------------          ------------

      Net loss                                                $       (.78)         $       (.05)
                                                              ============          ============

  Weighted average shares outstanding                           20,793,855            16,845,746
                                                              ============          ============

* Reclassified

The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998



                                                          Additional
                                    Common Stock            Paid-In        Retained       Treasury        Note
                                 Shares       Amount        Capital        Earnings         Stock       Receivable        Total
                                 ------       ------        -------        --------         -----       ----------        -----
Balance at June 30, 1997       18,151,918   $  726,077    $14,266,837    $  3,200,830    $        --    $(2,380,784)   $ 15,812,760

Net loss June 30, 1998                 --           --             --        (880,377)            --             --        (880,377)
Stock issued for services          43,195        1,727         30,356              --             --             --          32,083
Purchase price adjustment
  on real estate acquisition   (1,102,456)     (44,098)    (1,639,773)             --             --     (1,683,871)
Collection on notes
  receivable                           --           --             --              --     (1,950,077)     1,903,460         (46,617)
                              -----------   ----------    -----------    ------------    -----------    -----------    ------------

Balance at June 30, 1998*      17,092,657   $  683,706    $12,657,420    $  2,320,453    $(1,950,077)   $  (477,524)   $ 13,233,978


Net loss June 30, 1999                 --           --             --     (16,173,010)            --             --     (16,173,010)
Issuance of stock               5,000,000      200,000      1,800,000              --             --             --       2,000,000
Stock issued for services       2,503,778      100,151      1,142,430              --             --             --       1,242,581
Purchase of  businesses         6,700,000      268,000      1,407,000              --             --             --       1,675,000
Issuance of options and
  warrants                             --           --      1,736,048              --             --             --       1,736,048
Sale of real estate                    --           --             --              --     (2,240,792)            --      (2,240,792)
Issuance of treasury stock             --           --      1,676,200              --      1,773,800             --       3,450,000
Issuance of treasury stock
  services                             --           --        110,000              --        135,000             --         245,000
Cancellation of notes
  receivable                           --           --     (2,427,601)             --      1,950,077        477,524              --
Reinstatement of
 cancelled shares                 296,800       11,872        (11,872)             --             --             --              --
                              -----------   ----------    -----------    ------------    -----------    -----------    ------------

Balance on June 30, 1999       31,593,235   $1,263,729    $18,089,625    $(13,852,557)   $  (331,992)   $        --    $  5,168,805
                              -----------   ----------    -----------    ------------    -----------    -----------    ------------

*Reclassified


The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                                                               1999              1998
                                                                            -----------       -----------
Cash flows from operating activities:
 Loss before discontinued operations                                        $(4,967,777)      $  (278,178)
 Adjustments to reconcile net loss to net cash provided
   by operating activities:
   Compensation expense related to issuance of options and warrants           1,736,048                --
   Depreciation and amortization                                                263,286                --
   Loss on disposal of property and equipment                                                          --
   Issuance of common stock for services                                      1,421,000                --
 Changes in operating assets and liability:
   Accounts and notes receivables                                               (10,114)               --
   Deferred costs and other assets                                               (4,431)               --
   Accounts payable and accrued expenses                                        382,538                --
                                                                            -----------       -----------
      Cash used by operating activities before discontinued operations       (1,179,450)         (278,178)
                                                                            -----------       -----------

  Discontinued operations, net                                                 (397,771)       (2,618,997)
                                                                            -----------       -----------

      Net cash used by operating activities                                  (1,577,221)       (2,897,175)
                                                                            -----------       -----------

Cash flows from investing activities:
  Predevelopment costs                                                         (185,048)               --
  Purchase of property and equipment                                            (85,091)          (10,758)
  Investing activities of discontinued operations, net                               --         4,586,579
                                                                            -----------       -----------
      Net cash (used) provided by investing activities                         (270,139)        4,575,821
                                                                            -----------       -----------

Cash flows from financing activities:
  Principal debt payments                                                       (55,951)               --
  Proceeds from issuance of common stock                                      5,450,000                --
  Financing activities of discontinued operations, net                          (67,708)       (1,853,891)
                                                                            -----------       -----------

      Net cash provided (used) by financing activities                        5,326,341        (1,853,891)
                                                                            -----------       -----------

Net increase (decrease) in cash and cash equivalents                          3,478,981          (175,245)

Cash and cash equivalents at beginning of year                                    7,240           182,485
                                                                            -----------       -----------

Cash and cash equivalents at end of year                                    $ 3,486,221       $     7,240
                                                                            ===========       ===========


Supplemental disclosures of cash flow information:
   Cash paid during period for:
      Interest                                                              $ 1,526,896       $ 1,304,557
                                                                            ===========       ===========
      Income Taxes                                                          $        --       $   253,998
                                                                            ===========       ===========


* Reclassified


The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    These financial statements include the operations of flightserv.com ("FSW") and its subsidiaries (collectively "Company"). In June, 1999 FWS changed its name from Proactive Technologies, Inc. to reflect the new business direction of the Company. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the fiscal 1999 presentation.

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

Real Estate Investments

    Real estate investments are recorded at the lower of cost or estimated fair value. Development costs and real estate taxes are capitalized while development is in progress. Depreciation commences at the time the Company begins collecting rental income. Total interest capitalized during 1999 and 1998 was approximately $493,676 and $943,950, respectively.

Property, Plant and Equipment

    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets' estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred, and expenditures for improvements which extend the useful life or add value to the asset are capitalized.

    Sales and disposals of assets are recorded by removing the related cost and accumulated depreciation amounts with any resulting gain or loss reflected in income.

Net Loss Per Share

    The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentations of basic earnings per share ("EPS") and diluted EPS.

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 7,200,000 shares of common stock were outstanding at June 30, 1999. Outstanding options and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share in 1999 as the impact would have been antidilutive.

    There were no options or warrants outstanding at June 30, 1998.

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

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

NOTE 2.  BUSINESS ACQUISITIONS

Commercial Real Estate Investments

    In January 1999, the Company purchased from the current Chairman and his children an entity that owns two shopping center properties in the Atlanta, Georgia area in exchange for 3,100,000 shares of the Company's Common Stock which was valued at $775,000 based on the then current market value of the Common Stock.

    The mortgage financing on the shopping center properties includes an additional interest agreement which provides that the lender receive 50% of the cash flow and excess of appraised value over the mortgage loan balance at the time of any sale of the property. The Company has recorded a $436,262 deferred debt discount cost and a corresponding accrued interest liability to reflect the lenders allocation of the excess appraisal value provided in the additional interest agreement. The deferred debt discount is being amortized over the 36 month term of the mortgage loans.

Stratos Inns Concept

    In fiscal 1999, the Company purchased PDK Properties, Inc. ("PDK") from a trust of which the Company's President is trustee in exchange for 3,600,000 shares of Common Stock which was valued at $900,000 based on the then current market value of the Common Stock. PDK holds a 30-year ground lease at a regional airport in Dekalb County, Georgia and owns Stratos Inns, a hotel and hospitality business concept. The lease provides for a 54 month development period and a 30 year lease term after a hotel is constructed and opened.

    The Company has completed a preliminary study for development of its first Stratos Inn hotel and is evaluating its options in connection with PDK. At June 30, 1999, the Company's investment in predevelopment costs of PDK is $1,085,048.

NOTE 3.  PRIVATE AVIATION TRAVEL SERVICES BUSINESS

    In recent months FSW has been developing an Internet-based private aviation travel services business including an Internet Web site. In fiscal 1999 FSW incurred approximately $ 850,000 of general and administrative expense in connection with development of this new business. The expense includes aviation industry, Internet operations, Web site development, marketing, and business plan consulting and other professional services. In addition FSW issued warrants to purchase its Common stock for strategic vendor alliances related to the private aviation travel services business. See Note 10. Options and Warrants.

    At June 30, 1999 FSW had capitalized $88,500 in Internet Web site software costs.

NOTE 4.  DISCONTINUED OPERATIONS

    Effective January 1, 1999 the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The fiscal 1998 financial statement amounts have been reclassified to reflect the discontinued operations. The fiscal 1999 statement of operations reflects the Loss From Discontinued Operations through December 31, 1998 and the Loss on Disposal of Discontinued Operations from January 1, 1999 through June 30, 1999. The Company made certain estimates regarding the fair asset values and costs to dispose of the remaining assets of the discontinued operations at June 30, 1999.

    The fiscal 1999 Loss on Disposal of Discontinued Operations includes transactions with a former chief executive officer and a former officer of the Company. These former executives purchased assets with an aggregate book value of $16,000,000. The Company received cash, notes receivable or FSW Common Stock in these transactions. In addition the purchasers assumed all of the Company's mortgage indebtedness outstanding on the properties. At June 30, 1999 the Company held notes receivable in the amount of $465,000 in connection with certain real estate sales transactions with the former Company executives. The Company received full payment on the notes subsequent to June 30, 1999.

    In November 1998, the Company sold certain residential real estate holdings to a company director and stockholder in exchange for the return of 1,000,000 shares of FSW Common Stock and residential real estate to an entity in which a director held a controlling interest for $610,000.

    The Loss on Disposal of Discontinued Operations in fiscal 1998 reflects the Company's disposal of the remaining assets of Decocrete Worldwide, Inc., a former Company subsidiary that closed operations in 1997.

    Subsequent to June 30, 1999, the Company sold certain assets of discontinued operations with a net carrying value of approximately $1,100,000 for cash and contracted to sell the remaining real estate assets of discontinued operations to an entity in which a former chief executive officer and a former officer are investors. The Company has recognized the estimated net loss on these sales as of June 30, 1999.

    Following is a summary of the Net Assets of Discontinued Operations at June 30:

                                                       1999               1998
                                                  ------------       ------------
Real estate inventories                           $  4,595,912       $ 33,052,580
Accounts and notes receivable                               --          3,366,436
Investments in real estate equity securities           676,500          1,446,450
Notes payable                                       (4,449,756)       (21,848,933)
Estimated expenses and other liabilities              (700,000)          (233,819)
                                                  ------------       ------------

                                                  $    122,656       $ 15,782,714
                                                  ============       ============



NOTE 5.  PROPERTY AND EQUIPMENT

    At June 30, 1999 and 1998 property and equipment consists of the following:

                                              1999            1998
                                         -----------       ---------
Land and land improvements               $   739,650       $ 151,960
Buildings and building improvements        7,761,347         249,361
Leasehold investments                          4,995              --
Computer software                             88,500              --
Furniture, fixtures and equipment             21,825         242,927
                                         -----------       ---------

                                           8,516,319         644,248
Accumulated depreciation                    (101,874)       (234,583)
                                         -----------       ---------

        Total net                        $ 8,414,445       $ 409,665
                                         ===========       =========

    In fiscal 1999, the Company sold its corporate headquarters land, building, property and equipment to an entity owned by a former chief executive officer in connection with the discontinuation of the residential real estate business and relocation of the Company's headquarters to Atlanta, Georgia. Also in fiscal 1999, the Company acquired two strip shopping center properties and a commercial property lease. See Note 2. Business Acquisitions.

NOTE 6.  INVESTMENTS IN EQUITY SECURITIES

      At June 30, 1998, the Company reported a $130,000 investment in a restaurant company in Florida. Due to significant operating losses of the restaurant, the Company wrote off its investment in fiscal 1999. An unrealized net holding loss of approximately $66,000 related to marketable securities was reported in the consolidated statement of operations for the year ended June 30, 1998.

 NOTE 7.  NOTES PAYABLE

    The notes payable outstanding at June 30, 1998 have been reclassified on the Consolidated Balance sheet to Net Assets of Discontinued Operations. (See Note
4. Discontinued Operations).

    Notes payable as of June 30, 1999 consisted of mortgage notes payable to an insurance company with interest rates of 8%. Interest and principal on the mortgage notes are due monthly based on a 25 year amortization with the principal callable on or after October 1, 2000. The notes are collateralized by shopping center properties.

   The mortgage notes payable include an additional interest agreement which provide for an equal allocation between the Company and lender of cash flow and any excess value between the appraised value and mortgage note balances upon sale of the properties or maturity of the mortgage notes. In fiscal 1999 the Company recognized $334,226 of interest expense on the mortgage notes including $134,023 to reflect the lenders allocation of additional interest. At June 30, 1999 the accrued additional interest liability is $ 731,216.

    Maturities of the notes payable at June 30, 1999 are $118,821 in fiscal 2000 and $7,711,390 in fiscal 2001.

    Based on the relatively short maturities of fixed rate debt, and the market rates of interest such debt bears, management believes the aggregate carrying amount of its fixed rate debt approximates such debt's fair value. Interest rates on variable rate debt fluctuate with market conditions.

NOTE 8.  INCOME TAXES

      The Company has incurred significant net operating losses ("NOL's") from both its continuing and discontinued operations. Due to the substantial limitations placed on the utilization of such NOL's following a change in control and the uncertainties related to the Company's ability to generate taxable income from continuing operations, no related deferred tax benefit for future periods has been recorded at June 30, 1999. The Loss from Discontinued Operations in fiscal 1999 is net of an income tax credit of $1,237,495 related to the carryback of NOL's to offset prior years' tax liabilities.

    The deferred income tax liability at June 30, 1998 was due primarily to tax basis differences of residential real estate assets. In the fiscal 1999 the Loss from Discontinued Operations includes a deferred tax credit due to the sale of the assets related to the deferred liability at June 1998.

       The Company's 1996 and one of its subsidiary's 1994 and 1995 tax returns are currently under examination by the Internal Revenue Service, but no reports have yet been issued.

NOTE 9.  COMMON STOCK AND PAID IN CAPITAL

    In fiscal 1999, the Company sold 9,600,000 shares of restricted Common Stock for $5,450,000 which represented the approximate market value of the Company's unrestricted Common Stock at the time the parties agreed to purchase the shares. The Company entered into Registration Rights Agreements with the parties in connection with the stock sales.

    During fiscal 1999 and 1998, the Company issued 2,853,778 and 43,195 shares, respectively, of Common stock for services rendered and recognized $1,487,582 and $32,000 of expense, respectively, in connection with these transactions.

    The Company issued 6,700,000 shares of Common stock in connection with the purchase of certain business in fiscal 1999. See Note 2. Business Acquisitions.

    At June 30, 1998 the Company reported treasury stock and a note receivable related to the sale of Common stock through third parties in fiscal 1997. The Company does not anticipate any additional payments on these obligations; and therefore, reclassified the amounts to paid in capital to reflect actual net proceeds from the sales of Common stock.

NOTE 10.  STOCK OPTIONS AND WARRANTS

    In fiscal 1999, FSW issued nonqualified stock options to purchase its Common stock to directors and officers. The following table summarizes the stock options outstanding at June 30, 1999:


                                                            Option
                                      Shares                 Price
                                      ------                ------
                                    2,000,000               $ .44
                                    2,600,000                 .42
                                       50,000                 .50
                                      200,000                1.00
                                    ---------
                                    4,850,000
                                    =========

    No options were exercised in 1999. All of the options have a 10 year term and were fully vested at June 30, 1999, except for 200,000 options with an exercise price of $1.00 that vest over a two year period.

    Subsequent to June 30, 1999 FSW issued 4,600,000 additional stock options to directors and certain officers at an exercise price of $2.50 per share. Also, in September 1999, the Company proposes to issue, subject to Board approval, 75,000 stock options to certain officers and employees at an exercise price of $1.75 per share.

    Of the 9,525,000 options granted or proposed to date, 7,525,000 require shareholder or Board approval.

    In connection with its new private aviation services business FSW issued warrants to purchase its Common stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. The following table summarizes the outstanding warrants at June 30, 1999 issued to outside third parties:

                                                          Exercise
                                      Shares                Price
                                      ------              -------
                                      200,000             $  .42
                                      200,000                .44
                                    1,450,000                .50
                                      400,000                .75
                                      100,000               1.75
                                    ---------
                                    2,350,000
                                    =========

    Subsequent to June 30, 1999, FSW proposes to issue, subject to Board approval, additional warrants to purchase 2,785,000 shares of it's Common stock at an exercise price of $1.75 in exchange for consulting and legal services for its private aviation travel services business. All of the warrants issued to date by FSW are excisable, except for 50,000 warrants that vest over two years.

    The weighted average exercise prices for all options and warrants granted during fiscal 1999 and outstanding at the end of the year were $.45 and $.58, respectively. The weighted average exercise price and fair value per share of options granted during fiscal 1999 were $.44 and $.34, respectively, for options granted with exercise prices equal to the then market value of the stock and $.46 and 4.33, respectively, for options granted with exercise prices below the then market value of the stock. The weighted average exercise price and fair value per share of warrants granted during fiscal 1999 were $.63 and $.48, respectively, for warrants granted with exercise prices equal to the then market value of the stock and $.43 and $.32, respectively, for warrants granted with exercise prices below the then market value of the stock. The total compensation cost recognized during fiscal 1999 for these awards was $1,736,048.

    The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. The following pro forma information is based on estimating the fair value of grants under the above plans based on the provisions of FASB No. 123. For the stock options issued to employees, the fair value of each option has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5%, expected life for the options of 5 years, no expected dividend yield and expected volatility of 100%. For the options and warrants issued to nonemployees, the fair value of each award has been estimated using the same assumptions. Accordingly, the Company's pro forma net loss and net loss per share assuming compensation cost was determined under FASB No. 123 for all options and warrants would have been the following:

Net loss before discontinued operations               $ (5,907,424)
Net loss from discontinued operations                 $(11,205,233)
Net loss                                              $(17,114,657)

Net loss per share before discontinued operations     $       (.28)
Net loss per share from discontinued operations       $       (.54)
Net loss per share                                    $       (.82)

NOTE 11.  RELATED PARTY TRANSACTIONS

    See Note 2. Business Acquisitions and Note 4. Discontinued Operations regarding certain related party transactions.

    At June 30, 1999 Stonebridge has an account receivable of $438,982 from an entity which is owned by the Company Chairman and his children.

    The Company had a deferred compensation agreement with a former Chief Executive Officer. In fiscal 1998, the Chief Executive Officer ceased employment with the Company and entered into a termination agreement whereby his deferred compensation payable would be payable in full and certain other property transferred to him as payment for past services. As a result, the Company paid the remaining $387,000 due under the deferred compensation arrangement and transferred to him cash and additional property with a total book value of $183,055, which are classified as compensation expense.

    During fiscal 1998, the Company satisfied its note payable to a director in exchange for the transference of certain residential real estate holdings and notes receivable of $1,720,000.

    From time to time during his term as President, the Company made advances and repayments of loans to and from Mr. Conner which were repaid either through cash payments or increases in compensation expense. During fiscal 1998, the Company borrowed approximately $172,000 from Mr. Conner from funds acquired through the sale of his personal stock. As of June 30, 1998, the President owed $109,111 to the Company. All advances and loans have been repaid.

    In fiscal 1997, the Company acquired from a subsequent director all of the voting Common stock of three real estate development companies in exchange for stock. In 1998, the Company and the directors completed a reevaluation of the assets acquired and reduced the original purchase price. As a result, the purchaser returned to the Company 1,102,456 shares of FSW stock originally issued for the acquisition.

    The Company entered into certain transactions with a corporation of which an officer is the father of the Company's former President. During the year ended June 30, 1998, the Company had lot sales of $208,000 to such corporation. In addition the corporation owed the Company $636,395 under a note receivable created upon the sale of an entire subdivision. All sales to the corporation were made at prices equivalent to third party transactions. During 1999 the remaining balance of $619,395 on the note was written off.

    In connection with consulting services related to the Company's Internet-based private aviation travel service business provided by Mr. Bert Lance, the father of the Company's President and Chief Executive Officer, the Company in fiscal 1999 granted warrants to purchase 400,000 shares of its Common Stock to the Bert Lance Grantor Trust. Subsequent to June 30, 1999 the Company proposes to issue, subject to Board approval, an additional 600,000 warrants to the Bert Lance Grantor Trust. Of these warrants, 400,000 have an exercise price of $.50 per share and 600,000 a $1.75 per share price.

NOTE 12.   CONTINGENCIES

Legal Proceedings

    During the normal course of business, the Company is subject to various lawsuits which may or may not have merit. Management intends to defend such suits vigorously and believes that they will not result in any material loss to the Company.

Operating Leases

   During fiscal 1999 the Company leased office space in Tallahassee, Florida and Atlanta, Georgia to conduct its business. The Tallahassee lease terminates on September 30, 1999 in connection with the discontinuation of the Company's residential real estate business. The future minimum payments under the non cancelable leases having an initial or remaining term of more than one year are $110,794, $111,690, and $52,214 for fiscal 2000, 2001, and 2002, respectively.

NOTE 13.    SUBSEQUENT EVENTS

    Subsequent to June 30, 1999 the Company sold or contracted to sell certain assets of discontinued operations. See Note 4. Discontinued Operations.

    In September 1999, the Company granted certain options and warrants to purchase shares of its Common Stock. See Note 10. Stock Options and Warrants.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Jones and Kolb replaced Coopers and Lybrand, L.L.P. ("Coopers") as the Company's independent auditors on September 5, 1997. Coopers served as independent auditors of the Company for the fiscal year ended June 30, 1996, but was replaced by the Board of Directors after Coopers and the Company could not resolve a dispute with respect to the fees to be paid to Coopers in connection with the audit of the Company for fiscal 1997. The Company's principal accountants' report on the financial statements for the year preceding the dismissal of Coopers did not contain an adverse opinion or disclaimer opinion, nor was it modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The Company had no discussions with the new accountants as to specific accounting matters or type of opinion that might be rendered, other than those related to the normal engagement of certified accountants.


PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below are the names, ages (at September 27, 1999), positions and offices held and a brief description of the business experience during the past five years of each person nominated to serve as a director of the Company.

    WILLIAM B. ASTROP (age 69) has served as a director of the Company since February 5, 1999 when he was appointed by the Board to fill the vacancy created by the resignation of a director of the Company. Mr. Astrop was elected to the Board at the April 21, 1999 Shareholders Meeting. Mr. Astrop is a Chartered Financial Analyst and the founder and Chairman of Astrop Advisory Corporation, a money-management firm which he established in 1991. Mr. Astrop is a member of both the American Stock Exchange and the New York Stock Exchange and is a member of the Dean's Advisory Board of the Emory University Graduate Business School.

    JOEL A. GOLDBERG (age 26) has served as a director of the Company since February 10, 1999 when he was appointed by the Board to fill the vacancy created by the resignation of a director of the Company. Mr. Goldberg was elected to the Board at the April 21, 1999 Shareholders Meeting. From July, 1995, to September, 1997, Mr. Goldberg was a financial analyst with J.C. Bradford & Co. Mr. Goldberg currently serves as Director of Finance of Prison Realty Trust and is an associate with DC Investment Partners, LLC, positions he has held since September 1997.

    C. BEVERLY LANCE (age 38) has served as Chief Executive Officer, President and a director of the Company since February 10, 1999 when he was appointed to fill the vacancy created by the resignation of a director of the Company. Mr. Lance was elected to the Board at the April 21, 1999 Shareholders Meeting. From January 8, 1999 to February 10, 1999, Mr. Lance was President of the Company's Stratos Inns subsidiary which the Company acquired in connection with its acquisition of PDK Properties, Inc. in January, 1999. During the five years prior to joining the Company, Mr. Lance managed family investments and was a business consultant.

    DR. JAMES A. VERBRUGGE (age 58) has served as a director of the Company since January 11, 1999 when he was appointed by the Board to fill the vacancy created by the resignation of a director of the Company. Mr. Verbrugge was elected to the Board at the April 21, 1999 Shareholders Meeting. Dr. Verbrugge is a Professor of Finance and Chairman, Department of Banking and Finance of the University of Georgia, where he has been employed since 1968. Dr. Verbrugge is also actively involved in executive education programs at the University of Georgia and teaches executive education programs at the University of Washington, University of Florida and University of Colorado. Dr. Verbrugge is a director of nFront, Inc.

    ARTHUR G. WEISS (age 60) has served as Chairman of the Board of the Company since January 21, 1999 and has served as a director since January 11, 1999 when he was appointed to fill the vacancy created by the resignation of a director of the Company. Mr. Weiss was elected to the Board at the April 21, 1999 Shareholders Meeting. From January 21, 1999 to February 10, 1999, Mr. Weiss also served as President and Chief Executive Officer of the Company. Prior to assuming his positions at the Company, Mr. Weiss was the President and a shareholder of West Side Investors, Inc., which was acquired by the Company in January, 1999. Mr. Weiss is a private real estate investor. From March, 1993 through April, 1994, Mr. Weiss served as Chairman of the board of directors of Medical Resources Companies of America. In addition, Mr. Weiss manages private real estate investments.

  WILLIAM L. WORTMAN (age 52) has served as Vice President and Chief Financial Officer of the Company since June 24, 1999. For the year prior to joining the Company, Mr. Wortman was a partner and general manager of a new car automobile dealership. From 1994 through 1998, Mr, Wortman was Vice President and Chief Financial Officer of A.F.A. Services Corporation, a marketing services company.

    There are no family relationships among any of the executive officers or directors of the Company. No arrangement or understanding exists between any executive officer or any other person pursuant to which any executive officer was selected as an executive officer of the Company. Executive officers of the Company are elected or appointed by the Board and hold office until their successors are elected or until their death, resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 1999.

ITEM 10.  EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth for the fiscal years ended 1997, 1998 and 1999 the cash and non-cash compensation awarded or paid by the Company to all individuals serving as Chief Executive Officer of the Company at any time during fiscal year 1999 and all executive officers of the Company or any of its subsidiaries who received salary and bonuses in excess of $100,000 during fiscal year 1999 (collectively, the "Named Executives").

                                                                Long-Term
                              Fiscal                           Compensation       Other Annual
Name and Principal Position    Year      Salary       Bonus    Stock Options      Compensation
---------------------------   ------     ------       -----    -------------      ------------
Arthur G. Weiss (1)            1999      $90,000        --       1,700,000         $   9,600

C. Beverly Lance (2)           1999      $85,000        --       1,700,000         $   9,638

Mark A. Conner (3)             1999      $35,308        --              --         $  52,148
                               1998      $61,200        --              --         $ 109,360 (4)
                               1997      $61,200        --              --         $ 168,125 (5)


(1) Mr. Weiss has been Chairman of the Company since January 21, 1999. Mr. Weiss's annual base salary is $180,000.
(2) Mr. Lance has been President and Chief Executive Officer since February 10, 1999. Mr. Lance's annual base salary is $170,000.
(3) Mr. Conner was President and Chairman of the Board from February 12, 1996 until January 21, 1999 and was Chief Executive Officer from March 9, 1998 until January 21, 1999. Mr. Conner resigned his positions with the Company on January 21, 1999.
(4) Includes personal expenses paid by the Company on behalf of Mr. Conner.
(5) Includes $75,990 in debt service payments made by and the Company on behalf of Mr. Conner and $92,135 in other personal expenses paid by the Company on behalf of Mr. Conner.

Long-term Compensation - Stock Options

    Messrs. Weiss and Lance were issued stock options in 1999. On February 10, 1999 each received options to purchase 700,000 shares of Common stock at an exercise price of $.4375 per share. These options are excisable.

    In April 1999, the Company issued to each executive options to purchase 1,000,000 shares at an exercise price of $.4177 per share. These options vested immediately, but are subject to stockholder approval.

    In July 1999, each of Messrs. Weiss and Lance executive received options to purchase 1,700,000 shares of Common stock at an excise price of $2.50. These options vested immediately, but are subject to stockholder approval.

         The following table sets forth information regarding the grant of stock options to the Named Executives during the fiscal year ended June 30, 1999.

                        OPTION GRANTS IN LAST FISCAL YEAR

                     NO. OF SECURITIES                                        AVERAGE
                     UNDERLYING OPTIONS     % TOTAL OPTIONS GRANTED TO     EXERCISE PRICE
         NAME             GRANTED            EMPLOYEES IN FISCAL YEAR        PER SHARE        EXPIRATION DATE
         ----             -------            ------------------------        ---------        ---------------

C. Beverly Lance           700,000                     19.2%                  $ .4375             2/10/09
C. Beverly Lance         1,000,000                     27.3%                  $ .4177             4/21/09
Arthur G. Weiss            700,000                     19.2%                  $ .4375             2/10/09
Arthur G. Weiss          1,000,000                     27.3%                  $ .4177             4/21/09

         The following table sets forth information concerning the value of unexercised options held by the Named Executives as of June 30, 1999.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                  NUMBER PF SECURITIES
                                                                       UNDERLYING                       VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS                        IN-THE-MONEY
                       SHARES ACQUIRED          VALUE                 AT 6/30/99                         OPTIONS AT 6/30/99
         NAME         ON EXERCISE (#)       REALIZED ($)        EXERCISABLE/UNEXERCISABLE             EXERCISABLE/UNEXERCISABLE
         ----         ---------------       ------------        -------------------------             --------------------------

C. Beverly Lance             0                    0              700,000/1,000,000                    $1,400,000/$2,019,800
Arthur G. Weiss              0                    0              700,000/1,000,000                    $1,400,000/$2,019,800

COMPENSATION OF DIRECTORS

    Directors of the Company who are not employees of the Company receive compensation of $1,000 per month plus $1,000 for each quarterly Board meeting. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending Board meetings. In fiscal 1999, the Company expensed $31,000 for Director Fees.

    In February 1999, the Company granted non-qualified stock options to purchase an aggregate of 600,000 shares of Common Stock at an exercise price of $0.4375 per share, which options are fully vested and exercisable, in connection with Mr. Astrop's, Mr. Goldberg's and Dr. Verbrugge's services as directors of the Company. Also in this connection, the Company, in April, 1999, issued options to purchase 600,000 shares of Common stock at an exercise price of $.4177 per share, which options are fully vested. These options were issued as follows: (i) options for 400,000 shares to Dr. Verbrugge, (ii) options for 400,000 shares to Four Corners Capital, LLC (in which Mr. Goldberg has a 25% interest) and (iii) options for 200,000 shares to each of Mr. Astrop's adult children.

   In July 1999, the Company granted options to purchase 1,200,000 shares of Common stock at an exercise price of $2.50 per share, which options are fully vested. The options were issued as follows: options for 400,000 shares to each Mr. Verbrugge and Mr. Astrop and options for 400,000 shares to Four Corners Capital, LLC.

    The stock options granted in April and July are subject to shareholder approval.

   As discussed above, in February 1999, each of Messrs. Lance and Weiss were granted non-qualified stock options to purchase 700,000 shares of Common stock of which 200,000 were granted in connection with their services as directors of the Company and the remaining 500,000 were granted in connection with their services as officers of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 28, 1999: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

                                               Shares of Common Stock Beneficially Owned (1)
                                               ---------------------------------------------

         NAME                                          NUMBER                    PERCENT
--------------------------                             ------                    -------
Godley Morris Group, LLC (2)                         4,800,000                    15.7%

Wendell M. Starke Trust (3)                          4,800,000                    15.7

C. Beverly Lance (4) ++ +                            4,300,000                    13.8

Lance Children's Trust (5)                           3,600,000                    11.8

Caroline Weiss Kyriopoulos (6)                       2,463,000                     8.1

Arthur G. Weiss (7) + ++                             2,250,000                     7.2

Mark A. Conner (8)                                   2,000,000                     6.5

C. Frank Moore (9)                                   1,688,000                     5.5

Dr. James A. Verbrugge (10)++                          200,000                       *

Joel A. Goldberg  (11)++                                 - 0 -                       *

William B. Astrop (12) ++                                - 0 -                       *

All Current Executive Officers and Directors
as a Group (5 Persons)(13)                           6,750,000                    21.0%

--------------------------------------
++    Director of the Company
+     Executive Officer of the Company
*     Less than 1%

(1) Information as to beneficial ownership of Common Stock has either been furnished to the Company by or on behalf of the indicated person or is taken from reports on file with the Securities and Exchange Commission.
(2) Based upon its Schedule 13G/A filed on July 6, 1999, William C. Morris and Johnny C. Godley are the Managing Members of Godley Morris Group, LLC, which owns 4,800,000 shares and, in such capacity, share voting and investment power over the shares owned by Godley Morris Group, LLC. Godley Morris Group, LLC's address is 800 West Main Street, Lake City, South Carolina 29560.
(3) Based upon its Schedule 13D/A filed on July 2, 1999, Wendell M. Starke is the trustee and of the Wendell M. Starke Trust which owns 4,800,000 shares. The Wendell M. Starke address is 2660 Peachtree Rd. NW, Atlanta, Georgia 30305.

(4) Represents the 3,600,000 shares owned by the Lance Children's Trust, a trust for the benefit of Mr. Lance's minor children, of which Mr. Lance is the sole trustee, plus 700,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of September 28, 1999. Mr. Lance disclaims beneficial ownership of the shares beneficially owned by the Lance Children's Trust. Mr. Lance's minor children are also the beneficiaries of the Dogwood Trust established by their grandfather which has the right to acquire up to 1,000,000 shares from Mark A. Conner pursuant to an Option that expires September 30, 1999. Additionally Mr. Lance's children are beneficiaries to the HJR Trust which is a 50% partner in K & L Partnership ("K&L"), a Georgia general partnership, which owns 688,000 shares of Common Stock. See Footnote 9. Mr. Lance is not the trustee of the Dogwood Trust or the HJR Trust and disclaims any beneficial ownership of the shares beneficially owned by these trusts. Excludes 2,700,000 shares issuable upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 1999.
(5) Excludes 1,688,000 shares that may deemed to be owned by the Dogwood Trust and the HJR Trust (collectively, the "Trusts"). See Footnote 9. C. Frank Moore is the sole trustee of the Trusts. The minor children of C. Beverly Lance are the beneficiaries of the Trusts, but do not have the power to vote or dispose of the shares. Neither the Lance Children's Trust nor Mr. Lance, as its trustee, has the power to vote or dispose of any shares owned by the Trusts. As a result, both the Lance Children's Trust and Mr. Lance disclaim beneficial ownership of the shares owned by the Trusts.
(6) Includes 1,000,000 shares which she has the right to acquire from Mark A. Conner pursuant to an option agreement that expires September 30, 1999 and 688,000 shares owned by K&L of which Ms. Kyriopoulos hold a 50% general partnership interest. Ms. Kyriopoulos disclaims beneficial ownership of the shares owned by Arthur G. Weiss and Charles G. Weiss.
(7) Includes 700,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of September 28, 1999. In addition to the shares beneficially owned by Mr. Weiss, (i) Caroline Weiss Kyriopoulos is the beneficial owner of 2,463,000 shares including 1,000,000 shares which she has the right to acquire from Mark A. Conner pursuant to an option agreement that expires September 30, 1999 and (ii) Charles G. Weiss is the beneficial owner of 775,000 shares. Caroline Weiss Kyriopolous and Charles
     G. Weiss are the adult children of Arthur G. Weiss and Arthur G. Weiss disclaims beneficial ownership of the shares owned by Caroline Weiss Kyriopolous and Charles G. Weiss. Excludes 2,700,000 shares issuable upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 1999.
(8) Based upon his Schedule 13D/A filed January 21, 1999 and information provided by him, Mr. Conner has beneficial ownership of 2,000,000 shares which are subject to Option Agreements granting the optionees the right to acquire the shares at a fixed price on or before September 30, 1999. Mr. Conner retains sole voting power over the optioned shares until such time as the options are exercised.
(9) Based upon his Schedule 13G filed July 28, 1999, C. Frank Moore, as trustee of the Trusts may be deemed to be the owner of 1,688,000 shares that may be deemed to be owned by the Trusts. The Dogwood Trust may be deemed to be the beneficial owner of 1,000,000 shares of Common Stock presently owned by Mark A. Conner which the Dogwood Trust has the right to acquire pursuant to an Option Agreement which expires on September 30, 1999. The HJR Trust may be deemed to be the beneficial owner of 688,000 shares of common stock owned by K&L. The minor children of C. Beverly Lance are the beneficiaries of the Trusts but do not have the right to vote or dispose of the shares of Common Stock beneficially owned by the Trusts. C. Beverly Lance is the sole trustee of the Lance Children's Trust and neither the Trusts nor Mr. Moore have the power to vote or dispose of any shares owned by the Lance Children's Trust. As a result, both the Trusts and Mr. Moore disclaim beneficial ownership of the shares owned by the Lance Children's Trust. Mr. Moore disclaims beneficial ownership of the shares owned by the Trusts. The Trusts address is 366 Powder Springs St., Marietta, Georgia 30064.
(10) Represents 200,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of September 28, 1999. Excludes 600,000 shares issuable upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 1999.
(11) Mr. Goldberg has a 25% interest in Four Corners Capital, LLC, a limited liability company which is the beneficial owner of 200,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of September 28, 1999. Except to the extent of his 25% interest in Four Corners Capital, LLC, Mr. Goldberg disclaims beneficial ownership of the shares owned by Four Corners Capital, LLC. Excludes 600,000 shares issuable upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 1999.
(12) Mr. Astrop's adult children are the beneficial owners of an aggregate of 200,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of September 28, 1999. Mr. Astrop disclaims beneficial ownership of the shares owned by his adult children. Excludes 200,000 shares issuable to Mr. Astrop's adult children that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 1999 and 400,000 shares issuable to Mr. Astrop upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 1999.
(13) Includes 1,600,000 shares issuable upon the exercise of options that are exercisable on or within 60 days of September 28, 1999. Exclude 6,400,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of September 28, 1999. See Item 10. Executive and Director Compensation.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED  TRANSACTIONS

    During 1998, Mr. Preiss, the Company's former Chief Executive Officer, terminated his employment with the Company and entered into a termination agreement pursuant to which the Company paid the remaining $387,000 due under a deferred compensation arrangement and transferred to him cash and additional property with a total book value of $183,055.

    From time to time during his terms as President, the Company made advances and repayments of loans to and from Mr. Mark Conner which were repaid either through cash payments or increases in compensation expense. During the fiscal year ended June 30, 1998, the Company borrowed approximately $172,000 from Mr. Conner from funds acquired through his sale of Common Stock owned by him. All advances and loans have been repaid.

    In November 1998, the Company sold (i) approximately 100 acres to an entity in which Mr. Langdon Flowers, a former director, held a controlling interest for $610,000, which purchase price was the highest bona fide price offered for such property and (ii) sold approximately 230 acres in Albany, Georgia to Mr. Flowers and a Company stockholder in exchange for the return of 1,000,000 shares of Common Stock.

    In January 1999, the Company acquired one hundred percent (100%) of the issued and outstanding shares of West Side Investors, Inc., a Georgia corporation which owns P & W Stonebridge, LLC and P & W Headland, LLC, which own respectively, the Stonebridge Village Shopping Center located in Dekalb County, Georgia and the Headland-DeLowe Shopping Center located in Atlanta, Georgia. Arthur G. Weiss was the President of West Side Investors, Inc. and, together with his adult children, owned one hundred percent (100%) of the issued and outstanding Common stock of West Side Investors, Inc. (the "West Side Stock") prior to the transaction. The purchase price for the West Side Stock was the issuance of 3,100,000 shares of the Company's Common Stock as follows: Arthur G. Weiss, 1,550,000 shares; Charles G. Weiss, 775,000 shares and Caroline Weiss Kyriopolous, 775,000 shares. The two shopping centers have an appraised value of $9,130,000 and are subject to a $7,886,000 non-recourse participating mortgage entitling the lender to 50% of the profits realized from shopping centers. The consideration paid was determined as a result of arms-length negotiations prior to Mr. Weiss becoming a stockholder, director or officer of the Company.

    In connection with consulting services related to the Company's Internet-based private aviation travel service business provided by Mr. Bert Lance, the father of the Company's President and Chief Executive Officer, the Company in fiscal 1999 granted warrants to purchase 400,000 shares of its Common Stock to the Bert Lance Grantor Trust. Subsequent to June 30, 1999 the Company proposes to issue, subject to Board approval, an additional 600,000 warrants to the Bert Lance Grantor Trust. Of theses warrants, 400,000 have an exercise price of $ .50 per share and 600,000 a $1.75 per share price.

    In January 1999, the Company acquired one hundred percent (100%) of the total issued and outstanding Common stock of PDK Properties, Inc., a Georgia corporation, (the "PDK Stock") which owns one hundred percent (100%) of Stratos Inns, LLC, a Georgia limited liability company, located in Atlanta, Georgia. The purchase price for the PDK

Stock was the issuance of 3,600,000 shares of the Company's Common Stock to the Lance Children's Trust, of which Mr. Lance is trustee. The consideration paid was determined as a result of arms-length negotiations prior to Mr. Lance becoming a stockholder, officer or director of the Company.

    In January 1999, the Company closed the sale of its wholly-owned subsidiary, Henry Holdings, Inc., a Florida corporation (the "Subsidiary") to Mr. Conner, in exchange for 5,000,000 shares of Common Stock that were held by Mr. Conner. Under the terms of the acquisition agreement, Mr. Conner was to received cash or cash and property with an agreed upon value of not greater than $2,000,000. At the time of the sale, the Subsidiary held $700,000 in cash, certain real estate holdings, and mortgage indebtedness. On January 28, 1999, the Subsidiary sold its real estate holdings realizing net proceeds of $1,228,292. The Real Estate Holdings had a book value of $6,396,416 as of December 31, 1998 and were sold at a contract price of $5,112,902. As a result, the amount paid for the 5,000,000 shares of Common Stock was $1,928,292.

    At June 30 1999, Stonebridge has an account receivable of $438,982 due from an entity which is owned by the Company's Chairman and his adult children.

    On or about January 29, 1999, the Wendell M. Starke Trust (the "Starke Trust") purchased 2,500,000 shares of restricted Common Stock for $1,000,000 and on June 29, 1999 another 2,300,000 shares for $1,725,000. In connection with the sale of the shares, the Company entered into a Registration Rights Agreement with the trust.

    On or about March 18, 1999, the Godley Morris Group, LLC (the "GMG") purchased 2,500,000 shares of restricted Common Stock for $1,000,000 and on June 29, 1999 another 2,300,000 shares for $1,725,000. In connection with the sale of the shares, the Company entered into a Registration Rights Agreement with the GMG.

    On June 29, 1999, the Company sold a total of 4,600,000 shares of Common Stock which the Company held as treasury shares for $3,450,000 in cash. Of these shares, 2,300,000 were sold to the Starke Trust and 2,300,000 were sold to the GMG. The shares have the same registration rights as the shares sold the Starke Trust and the GMG on January 29, 1999 and March 18, 1999 respectively.

PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number    Exhibit Description
------    -------------------
2.1       Agreement and Plan of Reorganization dated as of December 28, 1998 among the Company, Arthur Weiss and Kay Weiss and West Side Investors,
          Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's
          Current Report on Form 8-K filed January 19, 1999)

2.2 Agreement and Plan of Reorganization by and among the Company, the Lance Children's Trust and PDK Properties, Inc. (incorporated herein by reference to the Company's Current Report on Form 8-K filed January
          25, 1999)

3.1 Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3(i) to the Company's Quarterly Report on Form
          10QSB for the period ended December 31, 1998)

3.2       Certificate of Ownership and Merger merging PT Merger Corp. into
          Proactive Technologies, Inc. amending the Restated Certificate of
          Incorporation to change Registrant's name to flightserv.com

3.3 Bylaws of the Company (as amended and restated) (incorporated herein by reference to Exhibit 3(ii) to the Company's Quarterly Report on Form 10QSB for the period ended December 31, 1998)

4.1       Registration Rights Agreement between the Company and the Wendell M.
          Starke Trust (incorporated by reference to Exhibit 99 to the Schedule
          13D filed by the Wendell M. Starke Trust on January 29, 1999)

4.2       Registration Rights Agreement between the Company and the
          Godley-Morris Group, LLC (incorporated by reference to Exhibit 4.1 hereof the terms of which are substantially similar).

10.1      Stock Exchange Agreement between the Company and Mark A. Conner dated
          January, 1999 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 5, 1999).

10.2      Stock Purchase Agreement dated June, 1999 between the Company, Inland
          Communities, Inc. and Regional Developers of Albany, Inc.
          (incorporated by reference to Exhibit 10.1 to the Company's Current
          Report on Form 8-K filed July 15, 1999).

10.3      Stock Purchase Agreement dated June, 1999 between the Company, Inland
          Communities, Inc. and Barrier Dunes Development Corporation
          (incorporated by reference to Exhibit 10.2 to the Company's Current
          Report on Form 8-K filed July 15, 1999).

10.4 Deposit Receipt and Contract for Sale and Purchase dated June, 1999 between Regional Developers, Inc. and Inland Communities, Inc.
          (incorporated by reference to Exhibit 10.3 to the Company's Current
          Report on Form 8-K filed July 15, 1999).

10.5      Master Executive Protection Agreement between the Company and Vance
          Protection, Inc. dated June 23, 1999.

10.6      Preferred Hospitality Partners agreement between the Company and The
          Ritz-Carlton Hotel Company, LLC dated September, 1999

10.7      Form of Officer/Director Non-Qualified Option Agreement dated February
          10, 1999

10.8      Form of Officer/Director Non-Qualified Option Agreement dated April
          16, 1999

10.9      Form of Officer/Director Non-Qualified Option Agreement dated July 2,
          1999

10.10     Schedule of Option Agreements

21.1      Subsidiaries of the Company

27.1      Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K and 8-K/A

    The Company filed the following reports on Form 8-K or 8-K/A with the Securities and Exchange Commission during the quarter ended June 30, 1999:

(ii) The Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 14, 1999 amending the report of the acquisition of PDK Properties, Inc.

(ii) The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 1999 reporting the disposition of certain residential real estate assets of the Company on June 30, 1999.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              flightserv.com


Date:    September 28, 1999                   By: /s/ Arthur G. Weiss
                                                  Arthur G. Weiss
                                                  Chairman of the Board

    In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    September 28, 1999                   By: /s/ Arthur G. Weiss
                                                  Arthur G. Weiss
                                                  Chairman of the Board
                                                  (principal executive officer)

Date:    September 28, 1999                   By: /s/ C. Beverly Lance
                                                  C. Beverly Lance
                                                  Director/President/CEO

Date:    September 28, 1999                   By: /s/ William L. Wortman
                                                  William L. Wortman
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (principal financial and
                                                   accounting officer)

Date:    September 28, 1999                   By: /s/ Dr. James A. Verbrugge
                                                  Dr. James A. Verbrugge
                                                  Director

Date:    September  28, 1999                  By: /s/ Joel A. Goldberg
                                                  Joel A. Goldberg
                                                  Director

Date:    September  28, 1999                  By: /s/ William B. Astop
                                                  William B. Astop
                                                  Director