Form 10QSB
period 1999-09-30
FLIGHTSERV COM
filed 1999-11-15
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ------------
                         Commission File Number 1-8662

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

    The number of shares outstanding of the Registrant's Common Stock as of November 12, 1999: 30,543,235

    Transitional Small Business Disclosure Format:       Yes  [ ]      No [X]

FLIGHTSERV.COM
                               TABLE OF CONTENTS


                                                                                                        Page No.
                                                                                                        --------
PART I            FINANCIAL INFORMATION

    ITEM 1.            Consolidated Financial Statements (Unaudited)

                       Consolidated Balance Sheet
                       September 30, 1999 and June 30, 1999                                               3

                       Consolidated Statements of Income
                       For the Three Months
                       Ended September 30, 1999 and 1998                                                  4

                       Consolidated Statements of Cash Flows
                       For the Three Months Ended
                       September 30, 1999 and 1998                                                        5

                       Notes to Consolidated Financial Statements                                         6-10

    ITEM 2.            Management's Discussion and Analysis
                       Of Financial Condition and Results of Operations                                  10-14

PART II           OTHER INFORMATION

    ITEM 1.           Legal Proceedings                                                                  14

    ITEM 2.           Changes in Securities                                                              15

    ITEM 3.           Defaults Upon Senior Securities                                                    15

    ITEM 4.           Submission of Matters to a Vote of Security Holders                                15

    ITEM 5.           Other Information                                                                  15

    ITEM 6.           Exhibits and Reports on Form 8-K                                                   15

SIGNATURE                                                                                                15

EXHIBIT 27            Financial Data Schedule (for SEC use only)

                        FLIGHTSERV.COM AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                   ASSETS
                                                                                   September 30,        June 30,
                                                                                       1999               1999
                                                                                   -------------        --------

Cash and cash equivalents                                                            $  2,127           $  3,486
Accounts and notes receivable                                                           1,036                914
Net assets (liabilities) of discontinued operations                                      (368)               123
Deferred costs and other assets                                                           593                470
Predevelopment costs                                                                    1,090              1,085
Property and equipment, net                                                             8,632              8,414
                                                                                     --------           --------

                 Total assets                                                        $ 13,110           $ 14,492
                                                                                     ========           ========


                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable                                                                     $  7,801           $  7,830
   Accounts payable and accrued expenses                                                  217                631
   Accrued interest payable                                                               771                862
                                                                                     --------           --------

                 Total liabilities                                                     8,789              9,323
                                                                                     --------           --------
Commitments and contingent liabilities

Shareholders' equity:
   Common stock, $.04 par value, 60,000,000 shares authorized,
      30,543,235 issued and outstanding,                                                1,264              1,264
   Additional paid-in capital                                                          28,289             18,090
   Retained (deficit)                                                                 (24,900)           (13,853)
   Treasury stock - at cost (1,050,000 shares)                                           (332)              (332)
                                                                                     --------           --------

                 Total shareholders' equity                                             4,321              5,169
                                                                                     --------           --------

                 Total liabilities and shareholders' equity                          $ 13,110           $ 14,492
                                                                                     ========           ========




       The accompanying notes are an integral part of these consolidated financial statements.

                        FLIGHTSERV.COM AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                              1999                    1998*
                                                                          ------------            ------------
Revenue and other income:
  Sales                                                                   $         --            $         --
  Other income                                                                     273                      --
                                                                          ------------            ------------

           Total revenues                                                          273                      --
                                                                          ------------            ------------

General and administrative expenses                                                900                      45
Expense related to issuance of stock options and warrants                       10,199                      --
Depreciation and amortization                                                      142                      --
Interest expense                                                                    79                      --
                                                                          ------------            ------------

           Loss before income taxes and discontinued operations                (11,047)                    (45)
Income tax expense                                                                  --                      --
                                                                          ------------            ------------

         Net loss before discontinued operations                               (11,047)                    (45)
Loss from discontinued operations                                                   --                    (303)
                                                                          ------------            ------------

            Net loss                                                      $    (11,047)           $       (348)
                                                                          ============            ============

Basic and diluted loss per share:
   Loss per share before discontinued operations                          $       (.36)           $         --
   Discontinued operations                                                          --                    (.02)
                                                                          ------------            ------------

            Net loss                                                      $       (.36)           $       (.02)
                                                                          ============            ============

  Weighted average shares outstanding                                       30,543,235              16,499,253
                                                                          ============            ============



* Reclassified



       The accompanying notes are an integral part of these consolidated financial statements.

                        FLIGHTSERV.COM AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)



                                                                                       1999                1998*
                                                                                     --------             -------
Cash flows from operating activities:
  Loss before discontinued operations                                                $(11,047)             $ (45)
  Adjustments to reconcile net income to net cash  provided
     by operating activities:
      Depreciation and amortization                                                       142                 --
      Expense related to issuance of stock options and warrants                        10,199                 --
  Changes in operating assets and liabilities:
      Accounts and notes receivables                                                     (122)
      Deferred costs and other assets                                                    (199)                --
      Accounts payable and accrued expenses                                              (414)
      Accrued interest payable                                                            (91)                --
                                                                                     --------              -----

      Cash used by operating activities before discontinued operations                 (1,532)               (45)

  Discontinued operations, net                                                            490                811
                                                                                     --------              -----

              Net cash provided (used) by operating activities                         (1,042)               766
                                                                                     --------              -----

Cash flows from investing activities:
  Purchase of property and equipment                                                     (283)                --
  Predevelopment costs                                                                     (5)                --
  Investing activities of discontinued operations, net                                     --                (14)
                                                                                     --------              -----

              Net cash used by investing activities                                      (288)               (14)
                                                                                     --------              -----

Cash flows from financing activities:
  Principal debt payments                                                                 (29)                --
  Financing activities of discontinued operations, net                                     --               (754)
                                                                                     --------              -----

              Net cash used by financing activities                                       (29)              (754)
                                                                                     --------              -----

Net decrease in cash and cash equivalents                                              (1,359)                (2)
Cash and cash equivalents at beginning of period                                        3,486                100
                                                                                     --------              -----

Cash and cash equivalents at end of period                                           $  2,127              $  98
                                                                                     ========              =====


* Reclassified


       The accompanying notes are an integral part of these consolidated financial statements.

                        FLIGHTSERV.COM AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

    These financial statements include the operations of flightserv.com ("FSW") and its subsidiaries (collectively "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current fiscal period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of September 30, 1999 and of the results of operations for the periods presented have been included. The financial data at June 30, 1999 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 15,185,000 shares of Common Stock were outstanding at September 30, 1999. Outstanding option and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share in the September 1999 quarter as the impact would have been antidilutive.

    There were no options or warrants outstanding at September 30, 1998.

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

    The Company has incurred significant net operating losses ("NOL's") from both its continuing and discontinued operations. Due to the substantial limitations placed on the utilization of such NOL's following a change in control and the uncertainties related to the Company's ability to generate taxable income from its continuing operations, no related deferred tax benefit for future periods has been recorded.

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

NOTE 2. BUSINESS SEGMENTS

Private Aviation Travel Services Business

    Since April 1999 FSW has been developing an Internet-based, private aviation travel services business including an Internet Web site. In the quarter ended September 30, 1999, FSW incurred approximately $842,000 of general and administrative expense in connection with development of this new business. The expense includes consulting fees in the aviation industry, Internet operations, Web site development, marketing, and business plan areas and other professional services. In addition, FSW has issued warrants to purchase its Common Stock for consulting services and strategic vendor alliances related to the private aviation travel services business.

      At September 30 and June 30, 1999, FSW had capitalized $336,816 and $88,500, respectively, in Internet Web site development costs.

Commercial Real Estate Investments

    In fiscal 1999, the Company purchased an entity that owns two shopping center properties in the Atlanta, Georgia area. The mortgage financing on the shopping center properties includes an additional interest agreement which provides that the lender receive 50% of the cash flow and of the excess of appraised value over the mortgage loan balance at the time of any sale of the property. The Company has recorded deferred debt discount cost and a corresponding accrued interest liability to reflect the lenders allocation of the excess appraisal value provided in the additional interest agreement. The deferred debt discount is being amortized over the 36 month term of the mortgage loans.

Stratos Inns Concept

    In fiscal 1999, the Company purchased PDK Properties, Inc. ("PDK") which holds a long-term ground lease at Dekalb-Peachtree Airport in Dekalb County, Georgia and owns Stratos Inns, a hotel and hospitality business concept. The lease provides for a 54 month development period and a 30 year lease term after a hotel is constructed and opened.

    The Company has completed a preliminary study for development of its first Stratos Inn hotel and is evaluating its options in connection with PDK. At September 30 and June 30, 1999, the Company's investment in predevelopment costs of PDK was $1,090,000 and $1,085,000 respectively.


NOTE 3. DISCONTINUED OPERATIONS

    Effective January 1, 1999 the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The September 1998 financial statement amounts have been reclassified to reflect the discontinued operations. The Company has made certain estimates regarding the fair asset values and costs to dispose of the remaining assets of the discontinued operations.

    In July 1999, the Company sold certain assets of discontinued operations with a net carrying value of approximately $1,100,000 for cash. In September 1999, the Company sold certain assets of discontinued operations for approximately $3.2 million consisting of the assumption of $2.2 million of mortgage indebtedness and $1.0 million in notes receivable.

    Following is a summary of the Net Assets of Discontinued Operations (in thousands):


                                                    September 30,       June 30,
                                                        1999             1999
                                                    -------------       --------
Real estate inventories                               $   132           $ 4,596
Accounts and notes receivable                           1,000                --
Investments in real estate equity securities               --               677
Notes and accrued interest payable                       (763)           (4,450)
Estimated expenses and other liabilities                 (737)             (700)
                                                      -------           -------
                                                      $  (368)          $   123
                                                      =======           =======

NOTE 4. STOCK OPTIONS AND WARRANTS

    In fiscal 1999 and the quarter ended September 30, 1999, FSW issued nonqualified stock options to purchase its Common Stock to directors, officers and employees. The following table summarizes the stock options outstanding:



                    9/30/99                           6/30/99
           ------------------------               -------------------
                            Option                            Option
             Shares          Price                  Shares     Price
           ---------        -------               ---------   -------
           2,000,000        $   .44               2,000,000   $   .44
           2,600,000            .42               2,600,000       .42
              50,000            .50                  50,000       .50
             200,000           1.00                 200,000      1.00
             100,000           1.75                      --        --
           4,600,000           2.50                      --        --
           ---------                              ---------
           9,550,000                              4,850,000
           =========                              =========

    No options were exercised in the quarter ended September 30, 1999. All of the options have a 10-year term and were fully vested at September 30, 1999, except for 200,000 options with an exercise price of $1.00 and 50,000 with an exercise price of $1.75 that vest over a two year period.

    In connection with its new private aviation travel services business FSW issued warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. The following table summarizes the outstanding warrants issued to outside third parties:


                        9/30/99                               6/30/99
           -------------------------------        -----------------------------
                                   Option                                Option
             Shares                 Price          Shares                 Price
           ----------              -------        ---------              ------
              200,000             $   .42           200,000              $  .42
              200,000                 .44           200,000                 .44
            1,450,000                 .50         1,450,000                 .50
              400,000                 .75           400,000                 .75
            2,985,000                1.75           100,000                1.75
              400,000                2.50                --                2.50
           ----------                             ---------
            5,635,000                             2,350,000
           ==========                             =========



All of the warrants issued to date by FSW are exercisable, except for 50,000 warrants at an exercise price of $.50 that vest over two years.

Following is a summary of certain information regarding the Company's options and warrants for the quarter ended September 30, 1999:

                                                                                            Weighted
                                                       Weighted         Weighted             Average
                                                       Average           Average            Remaining
                                                       Exercise        Grant-date          Contractual
                                           Number       Price          Fair Value              Life
                                         ---------     --------        -----------        -------------
Outstanding at beginning of period       7,200,000         $0.37          --                     --

Grants during the year:
 Exercise price equal to market          5,000,000         $2.50       $1.93                     --
 Exercise price below market             2,985,000         $1.75       $2.42                     --
                                        ----------
  Total granted during the period        7,985,000         $2.22          --                     --
                                        ----------

Outstanding at end of period:
 Exercisable at $.43 to $1.00            7,100,000         $0.48          --               9.5 years
 Exercisable at $1.75 to $2.50           8,085,000         $2.21          --               9.8 years
                                        ----------
  Outstanding at end of period          15,185,000         $1.40          --                     --
                                        ----------
Exercisable at end of period:
 Exercisable at $.43 to $1.00            6,850,000         $0.48          --                     --
 Exercisable at $1.75 to $2.50           8,035,000         $2.21          --                     --
                                        ----------
  Exercisable at end of period          14,885,000         $1.41          --                     --
                                        ----------

    Of the 9,550,000 options outstanding, 7,450,000 require shareholder approval.

    The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to non-employees under FASB No. 123. The following information is based on estimating the fair value of grants under the above plans based on the provisions of FASB No. 123. For the stock options issued to employees, the fair value of each option has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5%, expected life for the options of 5 years, no expected dividend yield and expected volatility of 100%. For the options and warrants issued to non-employees, the fair value of each award has been estimated using the same assumptions. The total compensation cost recognized during the quarter ended September 1999 for these awards was $10,199,000.

     The Company's pro forma net loss and net loss per share for the quarter ended September 30, 1999, assuming compensation cost was determined under FASB No. 123 for all options and warrants, would have been the following:

Net loss before discontinued operations                       $ (18,205,419)
Net loss from discontinued operations                         $          --
Net loss                                                      $ (18,205,419)

Net loss per share before discontinued operations             $        (.60)
Net loss per share from discontinued operations                          --
Net loss per share                                            $        (.60)

NOTE 5. RELATED PARTY TRANSACTIONS

    In September 1999, the Company purchased a note receivable in the amount of $587,000 due from an entity affiliated with a former officer of the Company. The note is secured by residential real estate.

    At September 30 and June 30, 1999 Stonebridge has an account receivable of $438,982 from an entity which is owned by the Company Chairman and his children.

    In connection with consulting services related to the Company's Internet-based private aviation travel service business provided by Mr. Bert Lance, the father of the Company's President and Chief Executive Officer, the Company in fiscal 1999 granted warrants to purchase 400,000 shares of its Common Stock to the Bert Lance Grantor Trust. In September 1999, the Company granted an additional 600,000 warrants to the Bert Lance Grantor Trust. Of these warrants, 400,000 have an exercise price of $.50 per share and 600,000 a $1.75 per share exercise price.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

    Effective January 1, 1999 the Company discontinued its residential real estate development business. As a result, the statement of operations for the quarter ended September 30, 1998 reflects the operating loss of that business as discontinued operations. The continuing operations include development of an Internet-based private aviation travel services business, limited commercial real estate operations, and other investments.

Results of Continuing Operations

     The Company's revenues in the current quarter were $273,000 which represent lease income generated from the Company's shopping centers acquired in fiscal 1999. All of the Company's revenues in the quarter ended September 30, 1998 were generated by the residential real estate development operations and have been reclassified to discontinued operations.

     General and administrative expenses increased by $855,000 from $45,000 in the quarter ended September 30, 1998 to $900,000 in the current quarter. This increase is due to increased compensation costs, consulting and legal fees, and other costs associated with the development of the new Internet-based, private aviation travel services business.

     In the quarter ended September 30, 1999, the Company issued stock options to officers and directors and warrants to outside third parties and recognized $10,199,000 of related non-cash expense.

    The Company's depreciation and amortization expense of $142,000 and interest expense of $79,000 in the quarter ended September 30, 1999 reflect the costs of the shopping center operations acquired in January 1999.

    Management expects revenues to increase significantly upon the implementation of the Company's Internet-based, private aviation travel services business. However, management expects to continue to incur losses in connection with the development of its private aviation travel services business prior to implementing the Web site and cannot be certain as to when the private aviation travel services business will generate income.

Discontinued Operations

    In the quarter ended September 30, 1998, the Company incurred a $303,000 loss from its discontinued residential real estate development operations.

Liquidity and Capital Resources

   The net operating loss in the quarter ended September 30, 1999 of $11,047,000 was partially offset by a $10,199,000 increase in paid-in capital related to the issuance of stock options and warrants. As a result, stockholders' equity decreased $848,000 in the quarter ended September 30, 1999.

    In the quarter ended September 30, 1999, continuing operations used $1,532,000 of cash and the liquidation of certain assets of discontinued operations generated $490,000 of cash. In addition, the Company expended $283,000 on capitalized Web site software, furniture, and equipment.

    The Company will continue to incur start up costs and operating expenses prior to implementing its Web site. The Company's cash balance at September 30, 1999 is $2,127,000 compared to $3,486,000 at June 30, 1999. This cash reserve is adequate, in management's opinion, to complete the implementation of the private aviation travel services business on the Internet Web site. The Company's need to raise additional capital to implement and maintain the private aviation travel services business will depend upon, among other things, the initial level of customer interest in the services offered on the Company's Web site and the Company's ability to market the flightserv.com (TM) brand.

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


FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

    The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission. In addition, statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those set forth below.

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

Supplier Agreements

    Simultaneously with the development of the Web site, FSW has been negotiating preferred partner agreements with suppliers of services to the private aviation marketplace. Its strategy in selecting preferred partners is to contract with premium service providers. To date, FSW has executed a preferred hospitality agreement with the Ritz-Carlton Hotel Company, LLC, a leading provider of luxury hotel rooms worldwide, and a Master Executive Protection Agreement with Vance International, Inc., a leading provider of personal and asset protection services. Under the agreement with Ritz-Carlton, member-users of the FSW Web site will be able to reserve hotel accommodations with Ritz-Carlton through the Web site and will be accorded Ritz-Carlton's "last room account" status, providing added assurance of being able to obtain a confirmed reservation. Under the agreement with Vance International, FSW is designated the exclusive private aviation Internet distributor of Vance's worldwide personal and aircraft protection services.

    FSW is in the process of negotiating agreements with other service providers including certified charter flight operators. Authority to operate charter aircrafts is granted by the Federal Aviation Administration (the "FAA") and the Department of Transportation of which the FAA is a part. FSW will serve as agent for operators having certificates from the FAA under Part 135 of Title 14 of the Code of Federal Regulations to provide such services. FSW will be dependent upon certified charter operators to provide all flight services.

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

Competition

    The services to be offered by FSW are available directly from the providers and through other channels including the Internet. Many of FSW's competitors have financial resources substantially greater than FSW. FSW has contracted exclusive or preferred Internet distribution rights with certain of service providers and intends to seek such rights from other service providers, but there can be no assurance that FSW will be able to obtain exclusive or preferred rights in the future.

Lack of Operating History/Expectation of Operating Losses

    The Company has discontinued its residential real estate development business and has not yet implemented its Web site. As a result, there is no meaningful operating history upon which to base an evaluation of the Company's Internet-based private aviation travel services business and prospects. The Company has incurred losses in fiscal 1999 and the first quarter of fiscal 2000 and may continue to incur losses in the remainder of fiscal 2000 as the result of the need to incur substantial marketing and promotion costs and systems and development costs.

Dependence on the Internet and Development of Brand Name

    The Company's future success depends upon the continued growth in the use of the Internet generally and the active use of its Web site by private aviation passengers to make flight reservations and arrange for other travel related services. Due to the lack of operating history of the Company's private aviation travel services business, it is impossible to predict the number of existing private aviation passengers and the number of new private aviation passengers that will use the Web site. The Company believes that broad recognition and favorable consumer perception of the flightserv.com(TM) brand name will be essential to attract existing and new private aviation passengers to the Web site and that successful development of the flightserv.com (TM) brand will depend on the success of the Company's marketing efforts, the breadth and quality of the services available on the Web site, the successful completion of transactions through the Web site and the ability of the Company to provide adequate support and customer service. There is no assurance that the Company will be able to adequately develop its brand name or otherwise attract a sufficient number of Web site users.

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

    The market price of the Company's Common Stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors including the announcement by the Company of future partnership agreements or other corporate developments, the limited number of freely tradable shares in public hands, and the timing and successful implementation of the Web site. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted Common stock or shares underlying options and warrants that have been issued by the Company. Approximately 20,000,000 issued and outstanding shares of the Company's Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted securities without the volume limitations, after the shares have been held for at least two years. In addition, the Company has issued warrants and options which, if exercised, could result in up to an additional 15,185,000 shares of the Company's Common Stock.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

    The Company and its subsidiaries are involved from time to time in various claims and legal actions in the ordinary course of business. In the opinion of management, the Company and its subsidiaries are not party to any legal proceedings, the adverse outcome of which, would have any material adverse effect on its business, its assets, or results of operations.

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits and Index of Exhibits

      27 Financial Data Schedule (for SEC use only)

  (b) Reports on Form 8-K

      The Company filed the following report on Form 8-K with the Securities and Exchange Commission during the quarter ended September 30, 1999.

            (i) The Company's Current Report on Form 8-K filed with the
                Securities and Exchange Commission on July 15, 1999 reporting the disposition of certain residential real estate assets of the Company on June 30, 1999.

                                   SIGNATURE

    In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  flightserv.com
                                                   (Registrant)

Date:  November 15, 1999                          By:  /s/   William L. Wortman
                                                       William L. Wortman
                                                       Vice President and
                                                       Chief Financial Officer