Form 10QSB
period 1999-12-31
FLIGHTSERV COM
filed 2000-02-14
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIESEXCHANGE ACT OF 1934

         For the transition period from _____________to_________________

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

The number of shares outstanding of the Registrant's Common Stock as of February 11, 2000: 31,297,281

Transitional Small Business Disclosure Format:        Yes [ ] No [X]

                           FLIGHTSERV.COM


                                TABLE  OF CONTENTS                                          PAGE NO.
PART I                          FINANCIAL INFORMATION

               ITEM 1           Consolidated Financial Statements (Unaudited)

                                Consolidated Balance Sheet
                                December 31, 1999 and June 30, 1999                            3

                                Consolidated Statements of  Operations
                                For the Three and Six Months
                                Ended December 31, 1999 and 1998                               4

                                Consolidated Statements of Cash Flows
                                For the Six Months Ended
                                December 31, 1999 and 1998                                     5

                                Notes to Consolidated Financial Statements                    6-11

               ITEM 2           Management's Discussion and Analysis Of
                                Financial Condition and Results of Operations                11-15


PART II                         OTHER INFORMATION

               ITEM 1           Legal Proceedings                                             15

               ITEM 2           Changes in Securities                                         16

               ITEM 3           Defaults Upon Senior Securities                               16

               ITEM 4           Submission of Matters to a Voice of Security Holders          16

               ITEM 5           Other Information                                             16

               ITEM 6           Exhibits and Reports on Form 8-K                              16


                         FLIGHTSERV.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                     ASSETS


                                                                           December 31,     June 30,
                                                                               1999           1999
                                                                           ------------    ----------
                                                                           (unaudited)

Cash and cash equivalents                                                    $  1,240       $  3,486
Accounts and notes receivable                                                   1,059            914
Net assets (liabilities) of discontinued operations                              (203)           123
Deferred costs and other assets                                                   748            470
Predevelopment costs                                                            1,100          1,085
Property and equipment, etc                                                     8,871          8,414
                                                                             --------       --------

      Total assets                                                           $ 12,815       $ 14,492
                                                                             ========       ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 Notes payable                                                               $  7,772       $  7,830
 Accounts payable and accrued expenses                                            245            631
 Accrued interest payable                                                         711            862
                                                                             --------       --------

   Total liabilities                                                            8,728          9,323
                                                                             --------       --------

Commitments and contingent liabilities

Shareholders' equity:
 Common stock, $.04 par value, 60,000,000 share authorized,
 31,297,281 and 30,543,235 issued and outstanding, respectively                 1,271          1,264
 Additional paid-in capital                                                    44,534         18,090
 Accumulated deficit                                                          (41,565)       (13,853)
 Treasury stock - at cost (484,930 and 1,050,000 shares, respectively)           (153)          (332)
                                                                             --------       --------

   Total shareholders' equity                                                   4,087          5,169
                                                                             --------       --------

      Total liabilities and shareholders' equity                             $ 12,815       $ 14,492
                                                                             ========       ========




         The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                        Three Months                          Six Months
                                                                ------------------------------     -------------------------------
                                                                    1999               1998*            1999               1998*
                                                                ------------      ------------     ------------       ------------
Revenue and other income:
  Sales                                                         $         --      $         --     $         --       $         --
  Other income                                                           253                --              526                 --
                                                                ------------      ------------     ------------       ------------
     Total revenues                                                      253                --              526                 --
                                                                ------------      ------------     ------------       ------------

General and administrative expenses                                    1,311                72            2,211                117
Expenses related to issuance of stock options and warrants            15,298                --           25,497                 --
Depreciation and amortization                                            147                --              289                 --
Interest expense                                                         162                --              241                 --
                                                                ------------      ------------     ------------       ------------

   Net loss before discontinued operations                           (16,665)              (72)         (27,712)              (117)
Loss from discontinued operations                                         --            (5,227)              --             (5,530)
                                                                ------------      ------------     ------------       ------------

     Net loss                                                   $    (16,665)     $     (5,299)    $    (27,712)      $     (5,647)
                                                                ============      ============     ============       ============

Basic and diluted net loss per share:
 Loss per share before discontinued operations                  $       (.55)               --     $       (.91)                --
 Discontinued operations                                                  --      $       (.33)              --       $       (.35)
                                                                ------------      ------------     ------------       ------------

     Net loss                                                   $       (.55)     $       (.33)    $       (.91)      $       (.35)
                                                                ============      ============     ============       ============


Weighted average shares outstanding                               30,551,431        15,970,474       30,547,333         15,970,474
                                                                ============      ============     ============       ============


* Reclassified



      The accompany notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                                                                     1999          1998*
                                                                                                   --------       -------
Cash flows from operating activities:
  Loss before discontinued operations                                                              $(27,712)      $  (117)
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                        289            --
   Expense related to issuance of stock options and warrants                                         25,497            --
  Changes in operating assets and liabilities:
   Accounts and notes receivables                                                                      (145)           --
   Deferred costs and other assets                                                                     (429)           --
   Accounts payable and accrued expenses                                                               (447)           --
   Accrued interest payable                                                                            (151)           --
                                                                                                   --------       -------

         Cash used in operating activities before discontinued operations                            (3,098)         (117)

Discontinued operations, net                                                                            519         6,098
                                                                                                   --------       -------

           Net cash (used in) provided by operating activities                                       (2,579)        5,981
                                                                                                   --------       -------

Cash flows from investing activities:
  Purchases of property and equipment                                                                  (594)           --
  Predevelopment costs                                                                                  (15)           --
  Investing activities of discontinued operations, net                                                   --           (22)
                                                                                                   --------       -------

           Net cash used in investing activities                                                       (609)          (22)
                                                                                                   --------       -------

Cash flows from financing activities:
  Principal debt payments                                                                               (58)           --
  Sale of common stock                                                                                1,000            --
  Financing activities of discontinued operations, net                                                   --        (5,647)
                                                                                                   --------       -------

         Net cash  provided by (used in) financing activities                                           942        (5,647)
                                                                                                   --------       -------

Net (decrease) increase in cash and cash equivalents                                                 (2,246)          312
Cash and cash equivalents at beginning of period                                                      3,486           100
                                                                                                   --------       -------

Cash and cash equivalents at end of period                                                         $  1,240       $   412
                                                                                                   ========       =======


* Reclassified


         The accompany notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         These financial statements include the operations of flightserv.com ("FSW") and its subsidiaries (collectively the "Company"). Since discontinuing its residential real estate operations in fiscal 1999, the Company has been in the development stage of a new Internet-based, private jet aviation services business. All significant inter-company balances and transactions have been climinated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current fiscal period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of December 31, 1999 and of the results of operations for the periods presented have been included. The financial data at June 30, 1999 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 19,960,000 shares of Common stock were outstanding at December 31, 1999. Outstanding options and warrants could potentially dilute EPS in the future but have not been included in the computation of diluted net loss per share in the December 1999 periods as the impact would have been antidilutive.

There were no options or warrants outstanding at December 31, 1998.

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

The Company has incurred significant net operating losses ("NOL's") from both its continuing and discontinued operations. Due to the substantial limitations placed on the utilization of such NOL's following a change in control and the uncertainties related to the Company's ability to generate taxable income from it's continuing operations, no related deferred tax benefit for future periods has been recorded.

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


NOTE 2.  BUSINESS SEGMENTS

Private Jet Aviation Travel Services Business

Since April 1999 FSW has been developing an Internet-based, private jet aviation travel services business including an Internet Web site. In the three and six months ended December 31, 1999, FSW incurred approximately $1,175,000 and $2,017,000, respectively, of general and administrative expense in connection with development of this new business. The expense includes consulting fees in the aviation industry, Internet operations, Web site development, marketing, and business plan areas and other professional services. In addition, operating expenses reflect warrants that FSW has issued to purchase its common stock in return for consulting services and in connection with strategic vendor alliances related to the private jet aviation travel services business.

At December 31, and June 30, 1999, FSW had capitalized $575,000 and $88,500, respectively, in Internet Web site development costs.

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

The Company has completed a preliminary study for development of its first Stratos Inn hotel and is evaluating its options in connection with PDK. At December 31 and June 30, 1999, the Company's investment in predevelopment costs of PDK was $1,100,000 and $1,085,000 respectively.

NOTE 3.  DISCONTINUED OPERATIONS

Effective January 1, 1999 the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The December 1998 financial statement amounts have been reclassified to reflect the discontinued operations. The Company has made certain estimates regarding the fair asset values and costs to dispose of the remaining assets of the discontinued operations.

In July 1999, the Company sold certain assets of discontinued operations with a net carrying value of approximately $1,100,000 for cash to an outside third party. In September 1999, the Company sold certain assets of discontinued operations for approximately $3.2 million consisting of the assumption of $2.2 million of mortgage indebtedness and $1.0 million in notes receivable.

Following is a summary of the net assets (liabilities) of discontinued operations (in thousands):


                                                December 31,    June 30,
                                                    1999          1999
                                                ------------   ---------

Real estate inventories                           $   132       $ 4,596
Accounts and notes receivable                       1,000            --
Investments in real estate equity securities           --           677
Notes and accrued interest payable                   (783)       (4,450)
Estimated expenses and other liabilities             (552)         (700)
                                                  -------       -------

                                                  $  (203)      $   123
                                                  =======       =======

NOTE 4.  ISSUANCE OF COMMON STOCK

As of January 18, 2000, the Company entered into common stock purchase agreements (the "Purchase Agreements") with Acqua Wellington Value Fund, Ltd., ("AWVF"), and Four Corners Capital, LLC, ("Four Corners" and, together with AWVF, the "Investors"), which provide for an equity financing package consisting of the sale of restricted common stock and warrants with total proceeds of up to $59.7 million, assuming the Investors exercise all warrants.

Under the terms of the Purchase Agreements, the Investors agreed to purchase from the Company, for an aggregate purchase price of $11 million, (i) 1,815,779 shares of common stock; (ii) warrants (the "Fixed Warrants") to purchase up to 2,641,135 shares of common stock at the purchase price of $6.058 per share; and
(iii) warrants (the "Variable Warrants") to purchase up to 3,342,684 shares of common stock at a purchase price equal to the lesser of $9.772 per share or 90% of the volume weighted average price of the common stock for the five trading days prior to the exercise of the warrants. The Fixed Warrants and 1,980,851 of the Variable Warrants expire 18 months after the date of issuance. The remaining Variable Warrants expire five years after the date of issuance. The exercise of 660,976 of the Fixed Warrants and 495,732 of the Variable Warrants is subject to prior stockholder approval. Pursuant to the Purchase Agreements, Four Corners purchased 165,070 shares of restricted common stock for $1,000,000. The

AWVF transaction is to be completed in two equal tranches. In the first tranche, AWVF purchased for $5,000,000 825,354 shares of restricted common stock and warrants to purchase up to 1,630,075 shares of common stock. The second tranche for $5,000,000 is expected to close no later than February 29, 2000.

In addition, the Company, AWVF and Four Corners entered into a Registration Rights Agreement pursuant to which the Company provided certain registration rights to AWVF and Four Corners with respect to both the restricted common stock and the shares underlying the warrants issued to the Investors under the Purchase Agreements as well as shares and shares underlying certain options and warrants previously issued to Four Corners. In the event that a registration statement does not become effective within 120 days of January 18, 2000, the exercise price for the Variable Warrants will be reduced by 10% and by an additional 10% for each 30 day period thereafter until the registration statement is declared effective.

The proceeds to the Company from the sales of common stock pursuant to the Purchase Agreements will be reduced by investment banking fees, legal costs and other related expenses.

In December 1999, the Company issued 400,000 shares of restricted common stock from treasury to certain parties including a former director and a former officer of the Company. The shares were issued pursuant to an agreement resolving outstanding issues related to certain prior transactions involving the Company's discontinued real estate operations which reduced the related asset valuations by $193,000. In connection therewith, the Company entered into a Registration Rights Agreement providing the holders of such shares with certain registration rights.

In December, 1999, the Company issued 188,976 shares of common stock in connection with the cashless exercise of 200,000 stock options with an exercise price of $0.44.

NOTE 5.  STOCK OPTIONS AND WARRANTS

In fiscal 1999 and the six months ended December 31, 1999, FSW issued nonqualified stock options to purchase its common stock to directors, officers and employees. The following table summarizes the stock options outstanding:


                12/31/99                   6/30/99
         ---------------------      --------------------
                        Option                    Option
            Shares      Price         Shares       Price
         ----------     ------      ---------     ------
          2,000,000      $0.44      2,000,000      $0.44
          2,800,000       0.42      2,600,000       0.42
             50,000       0.50         50,000       0.50
            200,000       1.00        200,000       1.00
            100,000       1.75             --         --
          5,000,000       2.50             --         --
          2,975,000       4.00             --         --
         ----------                 ---------
         13,125,000                 4,850,000
         ==========                 =========


All of the outstanding options have a 10-year term and were fully vested at December 31, 1999, except for 200,000 options with an exercise price of $1.00 and 50,000 with an exercise price of $1.75 that vest over a two year period. Of the 13,125,000 options outstanding, 11,325,000 require stockholder approval.


In connection with its new private jet aviation travel services business, FSW issued in fiscal 1999 and the six months ended December 31, 1999 warrants to purchase its common stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. The following table summarizes the outstanding warrants issued to outside third parties:


                      12/31/99                  6/30/99
              ---------------------     ---------------------
                             Option                    Option
                Shares       Price        Shares       Price
              ---------      ------     ---------      ------
                200,000      $0.42        200,000      $0.42
                200,000       0.44        200,000       0.44
              1,450,000       0.50      1,450,000       0.50
                400,000       0.75        400,000       0.75
              2,985,000       1.75        100,000       1.75
                400,000       2.50             --         --
              1,200,000       4.00             --         --
              ---------                 ---------
              6,835,000                 2,350,000
              =========                 =========

All of the warrants issued to date by FSW are vested, except for 50,000 warrants at an exercise price of $.50 that vest over two years.

In January 2000, FSW issued 8,353,743 warrants to purchase its common stock at per share exercise prices ranging from $2.00 to $9.77, including the warrants issued in connection with the Purchase Agreements described in Note 4.

Following is a summary of certain information regarding the Company's outstanding options and warrants:



                                                   Weighted   Weighted
                                                    Average    Average      Remaining
                                                   Exercise  Grant-date    Contractual
                                        Number       Price    Fair Value       Life
                                     ----------    --------  -----------   ------------
Outstanding at 6/30/99                7,200,000      $0.37         --           --
                                     ----------

Grants during the period:
 Exercise price equal to market       5,000,000      $2.50      $1.93           --
 Exercise price below market          7,960,000      $2.85      $4.73           --
                                     ----------

Total granted                        12,960,000      $2.71         --           --
                                     ----------

Exercised during the period             200,000      $ .44         --           --
                                     ----------

Outstanding at 12/31/99:
 Exercisable at $.42 to $1.00         7,300,000      $0.47         --        9.4 years
 Exercisable at $1.75 to $2.50        8,485,000      $2.23         --        9.6 years
 Exercisable at $4.00                 4,175,000      $4.00         --        9.9 years
                                     ----------

Outstanding at 12/31/99              19,960,000      $1.94         --           --
                                     ----------

Exercisable at 12/31/99:
 Exercisable at $.42 to $1.00         7,050,000      $0.46         --           --
 Exercisable at $1.75 to $2.50        8,435,000      $2.23         --           --
 Exercisable at $4.00                 4,175,000      $4.00
                                     ----------

Exercisable at 12/31/99              19,660,000      $1.95         --           --
                                     ==========

The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to non-employees under FASB No. 123. The following information is based on estimating the fair value of grants under the above plans based on the provisions of FASB No. 123. For the stock options issued to employees, the fair value of each option has been estimated using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5%, expected life for the options of five years, no expected dividend yield and expected volatility of 100%. For the options and warrants issued to non-employees, the fair value of each award has been estimated using the same assumptions. The total compensation cost recognized during the three and six months periods ended December 31, 1999 for these awards was $15,298,000 and $25,497,000, respectively.

The Company's pro forma net loss and net loss per share for the six months ended December 31 1999, assuming compensation cost was determined under FASB No. 123 for all options and warrants, would have been the following:

Net loss before discontinued operations                $  (45,526,000)
Net loss from discontinued operations                  $            -
Net loss                                               $  (45,526,000)

Net loss per share before discontinued operations      $        (1.49)
Net loss per share from discontinued operations                    --
Net loss per share                                     $        (1.49)

NOTE 6.  RELATED PARTY TRANSACTIONS

At December 31, 1999, the Company holds a note receivable in the amount of $587,000 due from an entity owned by a former officer of the Company. The note is secured by residential real estate.

In connection with consulting services related to the Company's Internet-based, private jet aviation travel service business provided by Mr. Bert Lance, the father of the Company's President and Chief Executive Officer, the Company granted in January 2000 warrants to purchase 1,000,000 shares of its common stock to the Bert Lance Grantor Trust. The warrants have an exercise price of $4.00 per share. In November 1999, the Company paid Mr. Bert Lance $50,000 in consulting fees.


ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Effective January 1, 1999 the Company discontinued its residential real estate development business. As a result, the statement of operations for the three and six months ended December 31, 1999, reflects the operating loss of that business as discontinued operations. The continuing operations include development of an Internet-based private aviation travel services business, limited commercial real estate operations, and other investments.

Results of Continuing Operations

The Company's revenues in the three and six months ended December 31, 1999 were $253,000 and $526,000, respectively, represent lease income generated from the Company's shopping centers acquired in fiscal 1999. All of the

Company's revenues in the December 31, 1998 periods were generated by the residential real estate development operations and have been reclassified to discontinued operations.

General and administrative expenses in the three and six months ended December 31, 1999 were $1,311,000 and $2,211,000 respectively compared to $72,000 and
$117,000, respectively, in the comparable 1998 periods. These increases are due to increased compensation costs, consulting and legal fees, travel, and other costs associated with the development of the new Internet-based private aviation travel services business.

In the three and six months ended December 31, 1999, the Company issued stock options to officers and directors and warrants to outside third parties and recognized $15,298,000 and $24,497,000, respectively of related non-cash expense.

The Company's depreciation and amortization expense of $289,000 and interest expense of $241,000 in the six months ended December 31, 1999 reflect the costs of the shopping center operations acquired in January 1999.

Management expects revenues to increase significantly upon the implementation of the Company's Internet-based, private jet aviation travel services business. However, management expects to continue to incur losses in connection with the development of its private jet aviation travel services business prior to implementing the Web site and cannot be certain as to when this new business will generate income.

Discontinued Operations

In the three and six months ended December 31, 1998, the Company incurred a loss of $5,227,000 and $5,530,000, respectively, from its discontinued residential real estate development operations.

Liquidity and Capital Resources

The net operating loss in the six months ended December 31, 1999 of $27,712,000 was partially offset by a $25,497,000 increase in paid-in capital related to the issuance of stock options and warrants. Also, the Company sold common stock ($940,000, net) and issued treasury stock ($193,000) resulting in a $1,082,000 net decrease in stockholders' equity.

In the six months ended December 31, 1999, continuing operations used $3,098,000 of cash and the liquidation of certain assets of discontinued operations generated $519,000 of cash. In addition, the Company expended $594,000 on capitalized Web site software, furniture, and equipment.

The Company will continue to incur start up costs and operating expenses prior to implementing its Web site. The Company's cash balance at December 31, 1999 is $1,240,000 compared to $3,486,000 at June 30, 1999. In January 2000, the Company entered common stock Purchase Agreements providing for the sale of common stock and warrants for initial consideration of $11 million and the possibility of total consideration of up to $59.7 million, if all warrants are exercised. Of the initial consideration, $6,000,000 has been funded to-date, including $1,000,000 as of December 31, 1999. The cash balance and funding from the Purchase Agreements is adequate, in management's opinion, to complete the implementation of the private jet aviation travel services business on the Internet Web site and to meet working capital requirements to commence marketing of the flightserv.com (TM) brand and begin to build market share. The Company's need to raise additional capital to implement and maintain the private jet aviation travel services business will depend upon, among other things, the initial level of customer interest in the services offered on the Company's Web site and the Company's ability to market the flightserv.com (TM) brand.

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

General

FSW is in the process of developing an internet Web site to provide, as agent, travel services to the private jet aviation marketplace. Based on information published by the National Business Aviation Association, an industry group, private aviation generates more than $51 billion in annual economic activity. Private aviation aircraft are reported to carry over 145 million passengers per year.

FSW intends through its Web site, www.flightserv.com, to distribute, as agent, private charter services, lodging, personal and aircraft protection services, ground transportation, concierge and other services. FSW will be compensated by a commission or fee for its services from the service provider.

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

Lack of Operating History/Expectation of Operating Losses

The Company has discontinued its residential real estate development business and has not yet implemented its Web site. As a result, there is no meaningful operating history upon which to base an evaluation of the Company's Internet-based private aviation travel services business and prospects. The Company incurred losses in fiscal 1999 and the first six months of fiscal 2000 and may continue to incur losses in the remainder of fiscal 2000 as the result of the need to incur substantial marketing and promotion costs and systems and development costs.

Dependence on the Internet and Development of Brand Name

The Company's future success depends upon the continued growth in the use of the Internet generally and the active use of its Web site by private aviation passengers to make flight reservations and arrange for other travel related services. The Company believes that its Web site will be the first time both charter flight reservations and other travel related services are offered through one Web site and, therefore, it is impossible to predict the number of existing private aviation passengers and the number of new private aviation passengers that will use the Web site. The Company believes that broad recognition and favorable consumer perception of the flightserv.com(TM) brand name will be essential to attract existing and new private aviation passengers to the Web site and that successful development of the flightserv.com(TM) brand will depend on the success of the Company's marketing efforts, the breadth and quality of the services available on the Web site, the successful completion of transactions through the Web site and the ability of the Company to provide adequate support and customer service. There is no assurance that the Company will be able to adequately develop its brand name or otherwise attract a sufficient number of Web site users.

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

Volatility of Stock Price/Potential for Future Sales of Restricted Securities

The market price of the Company's common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors including the announcement by the Company of future partnership agreements or other corporate developments, the limited number of freely tradable shares in public hands, and the timing and successful implementation of the Web site. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted common stock, including shares of restricted common stock underlying options and warrants that have been issued by the Company. Approximately 22,000,000 issued and outstanding shares of the Company's common stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted shares that have been held for at least two years without volume limitations. In addition, the Company has issued warrants and options which, if exercised, could result in up to an additional 28,313,743 shares of the Company's common stock.

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

ITEM 2.  CHANGES IN SECURITIES

         The information in Notes 4 and 5 to the financial statements set forth in Part I Item 1 hereof and in the Company's Current Report on Form 8-K filed on January 28, 2000 is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index of Exhibits

          2.1 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2000)

          2.2 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Four Corners Capital, LLC (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 28, 2000)

          4.1 Registration Rights Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. and Four Corners Capital, LLC (incorporated herein by reference to the Company's Current Report on Form 8-K filed January 28, 2000)

          4.2 Registration Rights Agreement between the Company and Langdon Flowers, Jr., Langdon Flowers, Sr., and George McIntosh dated December 31, 1999.

         10.1 Form of Officer/Director Non-Qualified Option Agreement dated December 2, 1999.

         10.2     Schedule of Option Agreements.

         27       Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K

                  1)       During the quarter ended December 31, 1999 - None

                  2) The Company filed the following report on Form 8-K with the Securities and Exchange Commission on January 28, 2000

                  (i) The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission reporting the sales of common stock and warrants pursuant to certain purchase agreements effective January 18, 2000.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                flightserv.com
                                                 (Registrant)

Date:  February 14, 2000                        By:   /s/ William L. Wortman
                                                   ---------------------------
                                                    William L. Wortman
                                                    Vice President and
                                                    Chief Financial Officer