Form 10QSB
period 2000-03-31
FLIGHTSERV COM
filed 2000-05-15
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended March 31, 2000


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

The number of shares outstanding of the Registrant's Common Stock as of May 12, 2000: 33,118,654

Transitional Small Business Disclosure Format:        Yes [  ] No [X]

                                 FLIGHTSERV.COM


                      TABLE  OF CONTENTS                              PAGE NO.

 PART I               FINANCIAL INFORMATION

             ITEM 1   Condensed Consolidated Financial Statements
                      (Unaudited)

                      Condensed Consolidated Balance Sheet
                      March  31, 2000 and June 30, 1999                  3

                      Condensed Consolidated Statements of
                      Operations For the Three and Nine Months
                      Ended March 31, 2000 and 1999                      4

                      Condensed Consolidated Statements of Cash
                      Flows For the Nine Months Ended
                      March 31, 2000 and 1999                            5

                      Notes to Condensed Consolidated Financial         6-11
                      Statements

             ITEM 2   Management's Discussion and Analysis Of
                      Financial Condition and Results of Operations    12-16


 PART II              OTHER INFORMATION

             ITEM 1   Legal Proceedings                                  17

             ITEM 2   Changes in Securities                              17

             ITEM 3   Defaults Upon Senior Securities                    17

             ITEM 4   Submission of Matters to a Voice of Security       17
                      Holders

             ITEM 5   Other Information                                  17

             ITEM 6   Exhibits and Reports on Form 8-K                  17-18

                         FLIGHTSERV.COM AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                            ASSETS

                                                                            March 31,          June 30,
                                                                              2000               1999
                                                                            --------           --------
                                                                          (Unaudited)
Cash and cash equivalents                                                   $  3,034           $  3,486
Accounts and notes receivable                                                  1,082                914
Net assets (liabilities) of discontinued operations                             (137)               123
Deferred costs and other assets                                                1,067                470
Predevelopment costs                                                           1,163              1,085
Property and equipment, net                                                    9,547              8,414
                                                                            --------           --------

                Total assets                                                $ 15,756           $ 14,492
                                                                            ========           ========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                                                           $  7,742           $  7,830
    Accounts payable and accrued expenses                                        461                631
    Accrued interest payable                                                     781                862
                                                                            --------           --------

       Total liabilities                                                       8,984              9,323
                                                                            --------           --------

Commitments and contingent liabilities

Shareholders' equity:
    Common stock, $.04 par value, 60,000,000 share authorized,
    33,118,654 and 30,543,235 issued and outstanding, respectively             1,342              1,264
    Additional paid-in capital                                                86,805             18,090
    Accumulated deficit                                                      (81,238)           (13,853)
    Treasury stock - at cost (435,930 and 1,050,000 shares,
    respectively)                                                               (137)              (332)
                                                                            --------           --------

       Total shareholders' equity                                              6,772              5,169
                                                                            --------           --------

                Total liabilities and shareholders' equity                  $ 15,756           $ 14,492
                                                                            ========           ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                 Three Months                          Nine Months
                                                       -------------------------------       -------------------------------
                                                           2000               1999*              2000                1999*
                                                       ------------       ------------       ------------       ------------
Revenue and other income:
    Sales                                              $         --       $         --       $         --       $         --
    Other income                                                306                 --                832                 --
                                                       ------------       ------------       ------------       ------------

       Total revenues                                           306                 --                832                 --
                                                       ------------       ------------       ------------       ------------

General and administrative expenses                           2,140                 29              4,351                146
Expenses related to issuance of stock options and            37,453                 --             62,950                 --
  warrants
Depreciation and amortization                                   180                 --                469                 --
Interest expense                                                206                 --                447                 --
                                                       ------------       ------------       ------------       ------------

      Loss before discontinued operations                   (39,673)               (29)           (67,385)              (146)
Loss from discontinued operations                                --             (2,609)                --             (8,139)
                                                       ------------       ------------       ------------       ------------

      Net loss                                         $    (39,673)      $     (2,638)      $    (67,385)      $     (8,285)
                                                       ============       ============       ============       ============

Basic and diluted net loss per share:
    Loss per share before discontinued operations      $      (1.23)      $         --       $      (2.17)      $       (.01)
    Discontinued operations                                      --               (.12)                --               (.38)
                                                       ------------       ------------       ------------       ------------

      Net loss                                         $      (1.23)      $       (.12)      $      (2.17)      $       (.39)
                                                       ============       ============       ============       ============


Weighted average shares outstanding                      32,216,782         21,394,586         31,124,357         21,394,586
                                                       ============       ============       ============       ============
   * Reclassified

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)


                                                                            2000              1999 *
                                                                          --------           --------
Cash flows from operating activities:
  Loss before discontinued operations                                     $(67,385)          $   (146)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                            469                 --
      Expense related to issuance of stock options and warrants             62,950                 --
      Changes in operating assets and liabilities:
         Accounts and notes receivables                                       (168)                --
         Deferred costs and other assets                                      (824)                --
         Accounts payable and accrued expenses                                (170)                --
         Accrued interest payable                                              (81)                --
                                                                          --------           --------

         Cash used in operating activities before discontinued
           operations                                                       (5,209)              (146)


  Discontinued operations, net                                                 453             10,191
                                                                          --------           --------

           Net cash (used in) provided by operating activities              (4,756)            10,045
                                                                          --------           --------

Cash flows from investing activities:
  Purchases of property and equipment                                       (1,373)               (17)
  Predevelopment costs                                                         (78)              (153)
  Investing activities of discontinued operations, net                          --             (2,465)
                                                                          --------           --------

           Net cash used in investing activities                            (1,451)            (2,635)
                                                                          --------           --------

Cash flows from financing activities:
  Principal debt payments                                                      (88)                --
  Sale of common stock                                                       5,843              2,000
  Financing activities of discontinued operations, net                          --             (8,691)
                                                                          --------           --------

         Net cash  provided by (used in) financing activities                5,755             (6,691)
                                                                          --------           --------


Net (decrease) increase in cash and cash equivalents                          (452)               719

Cash and cash equivalents at beginning of period                             3,486                100
                                                                          --------           --------

Cash and cash equivalents at end of period                                $  3,034           $    819
                                                                          ========           ========

* Reclassified


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                        FLIGHTSERV.COM AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the operations of flightserv.com ("FSW") and its subsidiaries (collectively the "Company"). Since discontinuing its residential real estate operations in fiscal 1999, the Company has been developing a new Internet-based, private jet aviation services business which commenced operations on April 17, 2000. All significant inter-company balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current fiscal period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of March, 2000 and of the results of operations for the periods presented have been included. The financial data at June 30, 1999 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 27,751,243 and 2,000,000 shares of Common stock were outstanding at March 31, 2000 and 1999, respectively. Such options and warrants could potentially dilute EPS in the future but have not been included in the computation of diluted net loss per share in the reported periods as the impact would have been antidilutive.

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


NOTE 2.  BUSINESS SEGMENTS

Private Jet Aviation Travel Services

Since April 1999 FSW has been developing a new business to provide Internet access to private jet flights and related travel services. FSW launched its Internet Web site and commenced charter flight reservations on March 9, 2000. Charter flights booked by FSW began operating April 17, 2000. In the three and nine months ended March 31, 2000, FSW incurred approximately $2,114,000 and $4,131,000, respectively, of general and administrative expense in connection with development of this new business. The expense includes consulting fees in the aviation industry, Internet operations, Web site development, marketing, and business plan areas and other professional services. In addition, operating expenses reflect compensation costs related to warrants that FSW has issued to purchase its common stock in return for consulting services and in connection with strategic vendor alliances related to the private jet aviation travel services business.

At March 31, 2000 and June 30, 1999, FSW had capitalized $1,258,000 and $88,500, respectively, in Internet Web site development costs.

Commercial Real Estate Investments

In fiscal 1999, the Company purchased an entity that owns two shopping center properties in the Atlanta, Georgia area. The mortgage financing on the shopping center properties includes an additional interest agreement which provides that the lender receive 50% of the cash flow and of the excess of appraised value over the mortgage loan balance at the time of any sale of the property. The Company has recorded deferred debt discount cost and a corresponding accrued interest liability to reflect the lenders' allocation of the excess appraisal value provided in the additional interest agreement. The deferred debt discount is being amortized over the 36 month term of the mortgage loans.

Stratos Inns Concept

In fiscal 1999, the Company purchased PDK Properties, Inc. ("PDK") which holds a long-term ground lease at Dekalb-Peachtree Airport in Dekalb County, Georgia and owns Stratos Inns, a hotel and hospitality business concept. The lease provides for a 54 month development period and a 30 year lease term after a hotel is constructed and opened.

The Company has completed a preliminary study for development of its first Stratos Inns hotel and is evaluating its options in connection with PDK. At March 31, 2000 and June 30, 1999, the Company's investment in predevelopment costs of PDK was $1,163,000 and $1,085,000 respectively.

Information related to business segments is as follows (in thousands):



                                                               Nine Months Ended March 31, 2000
                                              -------------------------------------------------------------------
                                                Private Jet
                                                  Aviation           Shopping         Stratos
                                               Travel Services       Centers            Inns             Total
                                               ---------------      ----------        --------         ---------
Revenues                                         $     --           $   832          $     --         $     832
Net loss before discontinued operations           (67,081)             (304)               --           (67,385)
Identifiable assets                                 5,883             8,847             1,163            15,893
Capital expenditures                                1,373                --                78             1,451
Depreciation and amortization                          24               445                --               469

                                                                Nine Months Ended March 31, 1999
                                              -------------------------------------------------------------------
                                                Private Jet
                                                  Aviation           Shopping         Stratos
                                               Travel Services       Centers            Inns            Total
                                               ---------------      ----------        --------        ---------
Revenues                                         $     --           $    --          $     --         $      --
Net loss before discontinued operations              (146)               --                --              (146)
Identifiable assets                                   707               775             1,053             2,535
Capital expenditures                                   17                --               153               170
Depreciation and amortization                          --                --                --                --

NOTE 3.  DISCONTINUED OPERATIONS

Effective January 1, 1999 the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The March 1999 financial statement amounts have been reclassified to reflect the discontinued operations. The Company has made certain estimates regarding the fair asset values and costs to dispose of the remaining assets of the discontinued operations.

In July 1999, the Company sold certain assets of discontinued operations with a net carrying value of approximately $1,100,000 for cash to a third party. In September 1999, the Company sold certain assets of discontinued operations for approximately $3.2 million consisting of $2.2 million of mortgage indebtedness assumed by the buyer and $1.0 million in notes receivables.

Following is a summary of the net assets (liabilities) of discontinued operations (in thousands):


                                                           March 31,   June 30,
                                                            2000        1999
                                                          ----------  --------
       Real estate inventories                            $   132     $  4,596
       Accounts and notes receivable                          899           --
       Investments in real estate equity securities            --          677
       Notes and accrued interest payable                    (595)      (4,450)
       Estimated expenses and other liabilities              (573)        (700)
                                                          -------     --------
                                                          $  (137)    $    123
                                                          =======     ========

NOTE 4.  ISSUANCE OF COMMON STOCK

As of January 18, 2000, the Company entered into common stock purchase agreements (the "Purchase Agreements") with Acqua Wellington Value Fund, Ltd., ("AWVF"), and Four Corners Capital, LLC, ("Four Corners" and, together with AWVF, the "Investors"), which provided for a private placement of restricted common stock and warrants to purchase common stock to be completed in two tranches.

As of January 18, 2000, Four Corners purchased from the Company, for an aggregate purchase price of $1,000,000, (i) 165,070 shares of restricted common stock, (ii) warrants (the "Four Corners Fixed Warrants") to purchase up to 1,485,638 shares of common stock at an exercise price of $6.058 per share and
(iii) warrants (the "Four Corners Variable Warrants") to purchase up to 1,238,030 shares of common stock at a per share exercise price equal to the lesser of $9.772 (subject to adjustment by 10% if the shares underlying the warrants are not registered within 120 days of the issuance of the warrants and by 10% for each 30 day period thereafter) or 90% of the volume weighted average price of the common stock for the five trading days prior to the date of the exercise of the warrants. The Four Corners Fixed Warrants and 1,114,228 of the Four Corners Variable Warrants expire 18 months after the date of issuance. The remaining Four Corners Variable Warrants expire five years after the date of issuance. The exercise of the Four Corners Fixed Warrants and the Four Corners Variable Warrants are limited to 660,976 shares and 495,732 shares, respectively, unless and until the exercise of such warrants is approved by the Company's stockholders.

Under the terms of the AWVF Purchase Agreement, AWVF agreed to purchase from the Company for aggregate consideration of $10,000,000 (i) 1,650,709 shares of restricted common stock and (ii) warrants to purchase up to 3,260,151 shares of restricted common stock. The AWVF Purchase Agreement required AWVF to complete the acquisition of the common stock and warrants in two equal tranches. The first tranche (the terms of which are described more fully below) for $5,000,000 closed simultaneously with the execution of the AWVF Purchase Agreement. The second tranche was to have closed no later than February 29, 2000. AWVF has failed to close the second tranche as required by the AWVF Purchase Agreement. At the closing of the first tranche, AWVF purchased from the Company, for an aggregate purchase price equal to $5,000,000, (i) 825,354 shares of restricted common stock, (ii) warrants (the "AWVF Fixed Warrants") to purchase up to 577,748 shares of common stock at a purchase price equal to $6.058 per share and
(iii) warrants (the "AWVF Variable Warrants") to purchase up to 1,052,327 shares of common stock at a purchase price equal to the lesser of $9.772 (subject to the adjustment described above in respect to the Four Corners Variable Warrants) per share or 90% of the volume weighted average price of the common stock for the five trading days prior to the exercise of the warrants. The AWVF Fixed Warrants and 433,312 of the AWVF Variable Warrants expire 18 months after the date of issuance. The remaining AWVF Variable Warrants expire five years after the date of issuance.

In connection with the Purchase Agreements, the Company entered into a Registration Rights Agreement. As a result of AWVF's breach of the AWVF Purchase Agreement by failing to close the second tranche, no registration statement has been filed.

The proceeds to the Company from the sales of common stock pursuant to the Purchase Agreements will be reduced by investment banking fees, legal costs and other related expenses.

In December 1999, the Company issued 188,976 shares of restricted common stock in connection with the cashless exercise of 200,000 stock options with an exercise price of $0.44.

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

In March 2000, the Company sold 50,000 shares of restricted common stock from treasury for $312,500 cash in a private placement transaction to a third party. In March 2000, FSW issued to Vance International, Inc. 947,019 shares of common stock in connection with the cashless exercise of 1,000,000 stock warrants with an exercise price of $0.50.

The foregoing transactions were affected in reliance on the registration exemption provided for by Section 4(2) of the Securities Act of 1933, as amended, as sales by an issuer not involving a public offering.

NOTE 5.  STOCK OPTIONS AND WARRANTS

In fiscal 1999 and the nine months ended March 31, 2000, FSW issued nonqualified stock options to purchase its common stock to directors, officers and employees. The following table summarizes the stock options outstanding:

                               3/31/00               6/30/99
                         -------------------    -----------------
                                      Option               Option
                            Shares     Price      Shares    Price
                         ----------   ------    --------   ------
                          2,000,000   $ 0.44    2,000,000  $ 0.44
                          2,800,000     0.42    2,600,000    0.42
                             50,000     0.50       50,000    0.50
                            200,000     1.00      200,000    1.00
                            100,000     1.75           --      --
                          5,000,000     2.50           --      --
                          2,975,000     4.00           --      --
                         ----------              --------
                         13,125,000              4,850,000
                         ==========              =========

All of the outstanding options have a 10-year term and were fully vested at March 31, 2000, except for 200,000, 50,000 and 125,000 options with an exercise price of $1.00, $1.75 and $4.00, respectively, that vest over a two year period and 50,000 options with an excise price of $4.00 that vest over a one year period. Of the options outstanding at March 31, 2000, 11,325,000 require stockholder approval.

In connection with its new, private jet aviation travel services business, FSW issued in fiscal 1999 and the nine months ended March 31, 2000 warrants to purchase its common stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties and in connection with the Purchase Agreements described in Note 4.

The following table summarizes the outstanding warrants issued to outside third parties:


                                 3/31/00                   6/30/99
                       --------------------------   ---------------------
                                           Option                 Option
                          Shares           Price      Shares       Price
                       ------------       -------   ----------    -------
                           200,000        $ 0.42       200,000    $ 0.42
                           200,000          0.44       200,000      0.44
                           450,000          0.50     1,450,000      0.50
                           400,000          0.75       400,000      0.75
                         2,985,000          1.75       100,000      1.75
                         1,000,000          2.00            --        --
                           400,000          2.50            --        --
                         5,100,000          4.00            --        --
                         2,063,386          6.06            --        --
                         2,290,357          9.77*           --        --
                       -----------                  ----------
                        15,088,743                   2,350,000
                       ===========                  ==========

* This option price is variable. See Note 4.

All of the warrants issued to date by FSW are vested, except for 50,000 warrants at an exercise price of $.50 that vest over two years.

The foregoing issuances of stock options and warrants were affected in reliance on the registration exemption provided for by Section 4(2) of the Securities Act of 1933, as amended, as sales by an issuer not involving a public offering.

Following is a summary of certain information regarding the Company's outstanding options and warrants:


                                                            Weighted    Weighted
                                                             Average     Average       Remaining
                                                            Exercise   Grant-date     Contractual
                                            Number            Price    Fair Value         Life
                                          ----------       ---------   ----------     -----------
Outstanding at 6/30/99                     7,200,000       $    0.37          --               --
                                          ----------

Grants during the period:
 Exercise price greater than market        2,290,357       $    9.77   $    6.00
 Exercise price equal to market            5,000,000       $    2.50   $    1.93               --
 Exercise price below market              14,923,386       $    3.56   $    5.74               --
                                          ----------

  Total granted                           22,213,743       $    3.96          --               --
                                          ----------

Exercised during the period                1,200,000       $     .49          --               --
                                          ----------


Outstanding at 3/31/00:
  Exercisable at $.42 to $1.00             6,300,000       $    0.47          --        9.0 years
  Exercisable at $1.75 to $2.50            9,485,000       $    2.20          --        9.4 years
  Exercisable at $4.00 to $6.06           10,138,386       $    4.42          --        9.7 years
  Exercisable at $9.77                     2,290,357       $    9.77          --        9.8 years
                                          ----------

  Total outstanding                       28,213,743       $    3.23          --               --
                                          ----------

Exercisable at 3/31/00:
  Exercisable at $.42 to $1.00             6,050,000       $    0.45          --               --
  Exercisable at $1.75 to $2.50            9,435,000       $    2.21          --               --
  Exercisable at $4.00 to $6.06            9,975,886       $    4.43          --               --
  Exercisable at $9.77                     2,290,357       $    9.77          --               --
                                          ----------

  Total exercisable                       27,751,243       $    3.25          --               --
                                          ==========



The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to non-employees under FASB No. 123. The following information is based on estimating the fair value of grants under the above plans based on the provisions of FASB No. 123. The fair value of each warrant has been estimated using the Black-Scholes option pricing model with weighted average assumptions for risk-free interest rates, expected life for the warrants, expected dividend yield, and expected stock market price volatility. The total compensation cost recognized during the three and nine months periods ended March 31, 2000 for these awards was $37,453,000 and $62,950,000, respectively.

The Company's pro forma net loss and net loss per share for the nine months ended March 31 2000, assuming compensation cost was determined under FASB No. 123 for all options and warrants, would have been the following:


NOTE 6.  RELATED PARTY TRANSACTIONS

At March 31, 2000, the Company holds a note receivable in the amount of $587,000 due from an entity owned by a former officer of the Company. The note is secured by residential real estate.

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

In January, 2000, the Company advanced $150,000, and subsequent to March 1, 2000 an additional $125,000, in anticipation of an equity investment in a newly formed entity that would acquire private jets for use in connection with flights arranged through Private Seats(TM). The entity was formed and is controlled by Four Corners and certain other related partners of the Company have had discussions with respect to participating in the entity. As a result of the breach by AWVF as described in Note 4 above and the Company's need to preserve its capital for other purposes, the Company's current plans with respect to the entity are being reconsidered.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Effective January 1, 1999 the Company discontinued its residential real estate development business. As a result, the statement of operations for the three and nine months ended March 31, 1999, reflects the operating loss of that business as discontinued operations. The continuing operations include development of an Internet-based, private aviation travel services business, limited commercial real estate operations, and other investments. On March 9, 2000, the Company launched its Web site and announced its Private Seats(TM) program. Individual travelers desiring to travel between designated cities can use the Web site to determine if other travelers would like to make the same trip at approximately the same time. Through the Web site, the Company acts as agent arranging for the aircraft charter, confirming the flight to the traveler, collecting the fare and paying the charter operator. The Company commenced its Private Seats(TM) program on April 17, 2000 with flights between Atlanta, Georgia and the New York City area.

Results of Continuing Operations

The Company's revenues in the three and nine months ended March 31, 2000 were $306,000 and $832,000, respectively, representing lease income generated from the Company's shopping centers acquired in fiscal 1999. All of the Company's revenues in the March 31, 1999 period were generated by the residential real estate development operations and have been reclassified to discontinued operations.

General and administrative expenses in the three and nine months ended March 31, 2000 were $2,141,000 and $4,351,000 respectively compared to $29,000 and $146,000, respectively, in the comparable 1999 periods. These increases are due to increased compensation costs, consulting and legal fees, travel, and other costs associated with the development of the new, Internet-based, private jet aviation travel services business.

In the three and nine months ended March 31, 2000, the Company issued stock options to officers and directors and warrants to outside third parties and recognized $37,453,000 and $62,950,000, respectively, of related non-cash compensation expense.

The Company's depreciation and amortization expense of $469,000 and interest expense of $447,000 in the nine months ended March 31, 2000 reflect primarily the costs of the shopping center operations acquired in January 1999.

The Company began generating revenue from its private jet aviation travel service business in April 2000 in connection with the launch of its Web site and the commencement of its Private Seats(TM) service for flights between Atlanta, Georgia and New York City. To date such revenues have been minimal. Management believes revenues will increase in subsequent periods as the Company expands this business into additional cities and markets its services to potential customers. However, management expects to continue to incur losses in connection with the development and implementation of its private jet aviation travel services business and cannot be certain if or when this new business will generate income.

Discontinued Operations

In the three and nine months ended March 31, 1999, the Company incurred losses of $2,609,000 and $8,139,000, respectively, from its discontinued residential real estate development operations.

Liquidity and Capital Resources

The net operating loss in the nine months ended March 31, 2000 of $67,655,000 was partially offset by a $63,220,000 increase in paid-in capital related to the issuance of stock options and warrants. Also, the Company generated $5,843,000, net from the sales of common stock and issued treasury stock valued at $195,000, resulting in a $1,603,000 net increase in stockholders' equity.

In the nine months ended March 31, 2000, continuing operations used $5,210,000 of cash and the liquidation of certain assets of discontinued operations generated $453,000 of cash. In addition, the Company expended $1,373,000 on capitalized Web site software, furniture, and equipment.

The Company will continue to incur operating losses as it implements and grows its private jet aviation travel services business. The Company's current monthly cash usage rate will increase as FSW adds employees and implements additional marketing and advertising programs. The Company's cash balance at March 31, 2000 is $3,034,000 compared to $3,486,000 at June 30, 1999. Given current stock market conditions, the Company does not expect that the warrants issued to Four Corners and AWVF as part of the private placement transaction in January, 2000 will be exercised in the near future. While AWVF is obligated to close the second tranche of the private placement which would result in the payment of an additional $5,000,000 to the Company, AWVF has failed to close the second tranche to date and the Company does not know when, or if, AWVF will fund the second tranche. The Company is evaluating the most effective method of asserting its rights against AWVF. As a result, the Company will likely require additional debt or equity financing during the fiscal year ending June 30, 2001, with the need for such financing and the timing of such need depending in large part on the rate at which the revenues generated from the Company's private aviation travel services business increase and the magnitude of the costs the Company incurs in connection with growing its private aviation services business. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission. In addition, statements in this quarterly report relating to matters that are not *historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those set forth below.

FSW's Private Jet Services Business Has No Operating History

The Company has discontinued its residential real estate business and has just made its Web site available to the public. As a result, there is no operating history upon which to base an evaluation of its business and prospects. FSW's chances of financial and operating success should be evaluated in view of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business and, in particular, a business using new and unproven business models. There is no assurance that FSW will be successful in the Internet-based, private jet services market.

FSW Expects To Incur Operating Losses And There Can Be No Assurance That It Will Achieve Or Sustain Profitability

At March 31, 2000 the Company had generated no revenue from its private jet services business. FSW incurred operating losses in fiscal 1999 and expects to incur operating losses in fiscal 2000 as the result of substantial marketing and promotion costs, systems costs, consulting fees, and other development costs associated with the launching of its Web site and Private Seats(TM) program. As a result of these costs and uncertain revenue growth, there can be no assurance that FSW will achieve or sustain profitability.

Private Seats(TM) Is A Unique Product And There Can Be No Assurance That It Will Be Successful

The use of the Internet to aggregate individual demand for private jet travel between designated cities is a unique product which FSW has recently launched and which it intends to expand over the next several months. To be successful, FSW target customers -- professional business travelers -- will have to become private jet passengers. While FSW believes that the advantages of private jet travel, including the convenience of the air terminals, the comfort and safety record of the planes and the ability of passengers to establish departure times will be attractive to certain of its target customers, there can be no assurance that Private Seats(TM) will attract a sufficient number of passengers to be successful.

FSW Is Dependent On The Availability And Quality Of Charter Flight Operators and Fixed-Base Operators

FSW does not intend to own or operate any aircraft and will be dependent upon certified charter operators to provide all flight services. FSW will also be dependent upon operators of the fixed-base ground terminals where passengers will plane and deplane. The success of Private Seats(TM) will depend directly on the ability of certified charter operators to provide quality service between city pairs on a demand basis. Shortages in available charter aircraft could be disruptive to FSWs business and could damage its brand name and result in fewer customers. In addition, the quality of the services (including the reliability and comfort of services at the airport and in flight) provided by the charter operators and the fixed-base operators will be critical to the success of FSW's business. While FSW intends to establish quality standards, its success will be dependent on its ability to control the quality of services provided to its customers on a day to day basis.

FSW Is Dependent On The Public Perception Of The Safety Of Private Jet Travel

Notwithstanding the safety record of private jet travel, FSW's ability to attract customers to Private Seats(TM) is dependent on the public perception of the safety of private jet travel. While the safety record of certified charter private jet travel is superior to private aviation travel generally and comparable to the safety record of commercial aircraft, the public may not distinguish between different types of private aviation. As a result, if there is an accident or other incident involving the private aviation industry generally or a private charter operator that participates in the Private Seats(TM) program, FSW's business may suffer from a temporary or permanent loss of customers.

FSW's Business May Be Negatively Effected If The Cost Of Chartering Flights Increases

FSW does not intend to own or operate any aircraft. However, FSW's agency fee for a charter flight arranged through Private Seats(TM) will be equal to the difference between the fares it collects, as agent, from individual passengers and the fee charged by the charter operator for the flight. FSW plans to enter into contracts with charter operators establishing charter fees which will be fixed for limited periods of time. However, if the costs of operating charter flights increase over time, the charter operators may increase the price of chartering a flight. In that event, FSW will have to increase the price of each seat or experience a reduced profit margin it receives from each flight. FSW will have limited control over the cost of chartering flights which could increase as a result of changes in operating costs (such as jet fuel, pilot fees, airport fees or maintenance fees) or as a result of other factors such as high demand for charter flights or general economic conditions. If charter costs increase and, as a result, FSW increases the price of a seat purchased through Private Seats(TM), it may lose customers to competitors, including the commercial airlines.

FSW Is Dependent On Other Third Party Vendors

FSW does not plan to provide the other travel related services offered on its Web site directly but, instead, will offer, as agent, such services provided by independent vendors. As a result, FSW's ability to enter into agreements with such vendors or to otherwise arrange for services to be available through its Web site is critical to the success of its business. In addition, the quality of the services provided through third parties is critical to the success of its business. While FSW intends to establish quality standards, its success will be dependent on its ability to control the quality of services provided to its customers on a day to day basis.

FSW Is Dependent On The Internet And On The Development Its Brand Name

FSW's success depends on the continual growth of the use of the Internet generally and the actual use of its Web site and Private Seats(TM) by its target customers -- professional business travelers -- making charter flight reservations and arranging for other travel related services. FSW's lack of operating history makes it impossible to predict the number of existing professional business travelers that will use its Web site and the Private Seats(TM) program. The development of broad recognition and favorable consumer perception of the flightserv.com(TM) and Private Seats(TM) brand names will be essential to attract existing and new private aviation passengers to the

Web site and will depend on the success of its marketing efforts, the breadth and quality of flights arranged through Private Seats(TM), the breadth and quality of the other services available on the Web site, the successful completion of transactions through the Web site and FSW's ability to provide adequate support and customer service to its customers. There is no assurance that FSW will adequately develop the flightserv.com(TM) or Private Seats(TM) brand names or otherwise attract a sufficient number of Web site users.

Computer System Failures Or Lack Of Capacity Could Disrupt The Business And Damage FSW's Brand Name

FSW's successful implementation and continued operation of the Web site will depend upon communications hardware and computer hardware and software provided by third parties, and any interruptions in service caused by the failure of these systems will be outside of FSW's control. A system failure that causes an interruption in service to the Web site or that results in slower response times from the Web site could be disruptive to FSW's business and could damage its brand name and result in fewer visits to the Web site. In addition, high volume could strain the capacity of the software or hardware used by the Web site resulting in slower response times or failures which could adversely affect FSW's business.

FSW May Face Difficulties Managing Its Growth

FSW expects that anticipated growth in connection with the launching of its Web site and Private Seats(TM) will place significant demands on its management, operation and financial resources. To manage this future growth, FSW needs to improve its operational systems and expand, train and manage a growing employee base. FSW will also need to maintain and expand our relationships with its service providers. If FSW is unable to manage its growth effectively, its business and financial condition will be adversely affected.

Loss Of Key Management Personnel Could Adversely Affect The Business

FSW's success depends primarily on the skills of its management team. Several of its officers have joined the Company recently and many of its key personnel have worked together for a relatively short time. The loss of one or more of our key management personnel may adversely affect FSW's business and financial condition.

Protecting Intellectual Property And Proprietary Information Is Necessary

FSW currently has a patent pending with respect to its Private Seats(TM) method and system. While FSW believes that its pending patent application will result in the issuance of a patent providing protection for its Private Seats(TM) method and system, it is possible that the pending application may not result in the issuance of a patent. Even if a patent is issued, the patent could be successfully challenged by one or more parties, newly discovered prior art could diminish the value of or invalidate the patent once issued, or current or future competitors could devise new methods of competing with FSW's business that would not be covered by the patent. In addition, while FSW's pending patent is directed to a unique method and system, it may be possible for a competitor to develop and utilize a business model that appears similar to Private Seats(TM), but which has sufficient distinctions such that it does not fall within the scope of FSW's pending patent.

In addition to seeking patent protection for FSW's Private Seats(TM) method and system, FSW regards its copyrights, service marks, trademarks, trade secrets, domain names and similar intellectual property as critical to its success and rely on trademark and copyright law, trade secret protection and confidentiality agreements to protect its intellectual property rights. Nonetheless, there can be no assurance that FSW will be able to secure significant protection for its intellectual property rights.

FSW Faces Significant Competition In Both The Commercial And Private Jet
Industry

The success of Private Seats(TM) will depend on FSW's ability to attract frequent business and other first class travelers from commercial travel to private air travel and to have them arrange such travel through Private Seats(TM). Generally, commercial airlines have financial resources substantially greater than FSW and may compete aggressively to retain these valuable customers. In addition, even if FSW is successful in attracting new private jet aviation passengers, existing or future charter operators may compete directly with FSW for these customers.

In addition, the other private aviation travel services to be offered by FSW are available directly from the providers and through other channels, including the Internet. Many of these competitors have financial resources substantially greater than FSW. While FSW has obtained preferred Internet distribution rights with certain service providers and intends to seek such rights from other service providers, there can be no assurance that it will be able to obtain exclusive or preferred rights in the future.

Government Regulation Of The Travel Industry Or The Internet Could Impact FSW's Operations

Certain segments of the travel industry are regulated by the United States Government and, while the Company is not currently required to be certified or licensed under such regulation, certain services offered by the Company are affected by such regulation. Charter flights operators, which FSW depends on, are subject to vigorous and continuous certification requirements by the Federal Aviation Administration ("FAA"). Changes in the regulatory framework for private aviation travel could adversely affect FSW's business, operations and financial condition.

In addition, while there are currently few laws or regulations directly applicable to Internet commerce, the increase in Internet commerce could result in new laws or regulations on such commerce including laws or regulations regarding privacy, pricing and state or local taxation. Any such change could adversely affect FSW's business, operations and financial condition.

FSW Maybe Unable To Meet Its Future Capital Requirements

Based on its current operating plans, FSW will need to raise additional working capital in fiscal year 2001. If FSW raises additional funds by issuing additional equity securities, the percentage ownership of our current stockholders will be diluted. FSW currently does not have any binding commitments for additional financing and cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. In addition, future financings may be affected by the market price of its Common Stock which has been volatile. If adequate funds are not available on acceptable terms, FSW may not be able to continue to fund its expansion or take other steps necessary to enhance its business.

Internet Security Breaches Could Harm FSW's Business

The secure transmission of confidential information over the Internet will be important in maintaining user and vendor confidence in FSW's Web site. Significant or ongoing security breaches with respect to information transmitted through FSW's Web site could cause it to lose customers. The Company will rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including confidential credit card information. However, there can be no assurance that advances in computer capabilities or other developments will not result in unauthorized persons obtaining access to confidential customer information in FSW's Web site. In addition, prominent Web sites have been the victims of so-called "denial of service" attacks by persons flooding the targeted web with such a high volume of messages that access by legitimate users is effectively denied. If FSW was to become a target of such an attack, it could adversely affect its business.

Volatility of Stock Price/Potential for Future Sales of Restricted Securities

The market price of the Company's common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors, including the announcement by the Company of future partnership agreements or other corporate developments, the limited number of freely tradable shares in public hands and the successful implementation and growth of the Private Seats(TM) program. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted common stock, including shares of restricted common stock underlying options and warrants that have been issued by the Company. Approximately 21,000,000 issued and outstanding shares of the Company's common stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted shares that have been held for at least two years without volume limitations. In addition, the Company has issued warrants and options which, if exercised, could result in the issuance of up to an additional 27,751,243 shares of the Company's common stock.

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

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits and Index of Exhibits

             2.1 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2000)

             2.2 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Four Corners Capital, LLC (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 28, 2000)

             4.1 Registration Rights Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. and Four Corners Capital, LLC (incorporated herein by reference to the Company's Current Report on Form 8-K filed January 28, 2000)

             4.2 Warrant Certificate dated as of January 3, 2000 between flightserv.com and Lazard Fieres & Co., LLC including registration rights

           27     Financial Data Schedule (for SEC use only)

           (b)  Reports on Form 8-K

                During the quarter ended March 31, 2000

                (i) The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission reporting the sales of common stock and warrants pursuant to certain purchase agreements effective January 18, 2000.
                (ii) The Company's Current Report on Form 8-K files on February 17, 2000 with the Securities and Exchange Commission reporting the change in Company independent public accountants effective February 14, 2000.
                (iii) The Company's Current Report on Form 8-K filed on March 7, 2000 with the Securities and Exchange Commission reporting the launch of the Company's Internet Web Site and its Private Seats(TM) Program


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        flightserv.com
                                        (Registrant)

Date:   May 15, 2000                    By:     /s/ William L. Wortman
                                            ------------------------------
                                             William L. Wortman
                                             Vice President and
                                             Chief Financial Officer