Form 10KSB40
period 2000-06-30
FLIGHTSERV COM
filed 2000-09-28
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                 FLIGHTSERV.COM
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

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for its most recent fiscal year (12 months ending June 30, 2000): $1,118,478.

         The aggregate market value of the voting stock held by non-affiliates as of September 27, 2000 was $49,392,000.

         Check whether the issuer filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's Common Stock as of September 27, 2000: 51,088,654

    Transitional Small Business Disclosure Format:      Yes  [ ]    No [X]

                                TABLE OF CONTENTS

                                                                                Page
   PART I

   ITEM 1.      Description of Business                                           3

                   General                                                        3
                   Recent Business Developments                                   3
                   Private Aviation Travel Services                               4
                   Factors Affecting Future Results and Forward-looking           5
                     Statements
                   Commercial Real Estate Operations                              8
                   Discontinued Operations-Residential Real Estate                9
                   Employees                                                      9

   ITEM 2.      Properties                                                        9

   ITEM 3.      Legal Proceedings                                                10

   ITEM 4.      Vote of Security Holders                                         10

   PART II

   ITEM 5.      Market for Registrant's Common Equity and Related
                Stockholder Matters                                              11

   ITEM 6.      Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                        13

   ITEM 7.      Financial Statements                                             14

   ITEM 8.      Changes in and Disagreements with Accountants on Accounting
                and Financial Disclosure                                         28

   PART III

   ITEM 9.      Directors and Executive Officers                                 28

   ITEM 10.     Executive  and Director Compensation                             29

   ITEM 11.     Security Ownership of Certain Beneficial Owners and
                Management                                                       31

   ITEM 12.     Certain Relationships and Related Transactions                   32

   PART IV

   ITEM 13.     Exhibits Lists and Reports on Form 8-K                           34

PART I

ITEM 1.     DESCRIPTION OF BUSINESS

GENERAL

         flightserv.com ("FSW" or the "Company") is a Delaware corporation incorporated in 1982. FSW is engaged in the operation of an Internet-based, private aviation travel services business, a leisure charter travel service business, a telecommunications call center business, and certain limited commercial real estate activities. See "Recent Business Development," "Private Aviation Travel Services" and "Commercial Real Estate Operations" below.

         Prior to 1996, the Company, then known as Proactive Technologies, Inc. operated a drug-screening and testing lab and a computer software development business. In 1996 the Company discontinued these operations when it acquired Capital First Holdings, Inc., a residential real estate development company. Since fiscal 1996 and through the first half of fiscal 1999 the Company was engaged primarily in the design, development and sale of single-family subdivisions.

         In the second half of fiscal 1999, the Company acquired commercial real estate businesses consisting of two strip-mall, shopping centers and a hotel development concept. Also during the second half of fiscal 1999, the Company decided to discontinue its residential real estate development operations and focus primarily on developing an Internet Web site to provide, as agent, access to private aviation travel services. The Company changed its name to flightserv.com in June 1999 to reflect the new business direction. Subsequent to June 30, 2000, FSW acquired two companies in related businesses.

         Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "expects", and words of similar import, constitute forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing governmental regulations and changes in or the failure to comply with, governmental regulations; adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

RECENT BUSINESS DEVELOPMENTS

         In August 2000, the Company's Board approved a series of strategic transactions that provided new capital, new management and the acquisition of two related businesses to strengthen FSW's operations and permit the continued development of FSW's existing business.

         On August 25, 2000, the Company acquired Internet Aviation Services, Ltd. ("IASL) for 1,750,000 shares of Common Stock (with a then market value of $1,203,125). IASL is a new, leisure and business travel services company, which will offer charter services. IASL has an agreement with a tour operator to provide air charter services between Charlotte, North Carolina and Cancun, Mexico for a 12-month period commencing December 21, 2000. IASL has an agreement with Southeast Airlines to operate the aircraft. IASL also has entered into a contract with Southeast Airlines to charter two additional DC-9-30 jet aircraft with charter service commencing in mid-November 2000 for the first aircraft and January, 2001 for the second.

         On September 7, 2000, the Company acquired DM Marketing, Inc. ("DMM") for 8,450,000 shares of Common Stock (with a then market value of $12,146,875). DMM operates a telecommunications call center providing telemarketing, help desk and other services for Internet related companies. DMM's call center operations may be used to provide back office support for FSW's private aviation travel services business.

         In addition, the Company issued 7,070,000 common shares at $0.375 in a private placement transaction on August 31, 2000. The net proceeds to the Company after a 7.5% placement fee and legal expenses were approximately $2,400,000.

PRIVATE AVIATION TRAVEL SERVICES

General

         FSW has developed an Internet Web site to provide, as agent, access to private jet flight and travel services. The Web site, www.flightserv.com(TM), was launched on March 9, 2000 and features the Company's Private Seats(TM) program which is designed to aggregate individual demand for private jet travel between designated cities to make chartering of an aircraft economical for the charter operator and individual travelers. FSW, as agent, arranges for the aircraft charter, collecting the fair and paying the charter operator in return for an agency fee equal to the difference between the total fees paid by the passengers and the charter fees paid to the charter operator.

         On March 9, 2000, FSW began taking private jet charter reservations for routes between Dekalb-Peachtree Airport near Atlanta, Georgia and Teterboro Airport near New York City, New York. Flights reserved on the Company's Web site commenced on April 17, 2000. From that date through June 30, 2000 the Company chartered a limited number of flights. Thereafter, the Company, due to capital constraints, has been unable to implement marketing plans, and, as a result, has not generated sufficient passengers through its Web site to arrange for charter flights. The Company is currently evaluating the most effective way to develop and market its private aviation travel services business.

Supplier Agreements

         In connection with the development of the Web site, FSW negotiated preferred partner agreements with certain suppliers of services to the private aviation marketplace. The Company's strategy in selecting preferred partners is to contract with premium service providers. To date, FSW has executed a preferred hospitality agreement with the Ritz-Carlton Hotel Company, LLC, a leading provider of luxury hotel rooms worldwide, and a Master Executive Protection Agreement with Vance International, Inc. ("Vance"), a leading provider of personal and asset protection services.

         FSW is in the process of negotiating agreements with other service providers including certified charter flight operators. FSW will serve as agent for operators having certificates from the Federal Aviation Administration under
Part 135 of Title 14 of the Code of Federal Regulations to provide such services. FSW does not intend to own or operate any aircraft and will be dependent upon certified charter operators to provide all flight services. FSW has been in discussions and negotiations with certified charter operators and is confident that it will be able to contract with suitable charter operators to act as their agent in reserving and collecting payment for flight services.

Web Site Development

         The FSW Web site was developed by an independent Web site contractor. Also, FSW has worked closely with legal and other advisers to comply with all applicable legal and other requirements.

Marketing

         FSW is currently evaluating the most effective methods to publicize its Web site and attract users to the Web site. The Company is also seeking strategic partners who can help publicize the Web site and attract customer traffic to it. In June 2000, FSW entered an agreement with Worldspan, L.P. to market FSW's private aviation distribution services to Worldspan's complete portfolio of customers - travel agencies, corporations, and travel suppliers - utilizing Worldspan's distribution and reservations technology. Worldspan provides global electronic distribution and Internet-based, reservations capabilities for nearly 21,000 travel agents worldwide and processes more than 50 percent of all online travel agency bookings.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those set forth below.

FSW's Private Aviation Services Business Has Minimal Operating History

         The Company has discontinued its residential real estate business and its Web site has only been operational since March 2000. As a result, there is minimal operating history upon which to base an evaluation of its business and prospects. FSW's chances of financial and operating success should be evaluated in view of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business and, in particular, a business using new and unproven business models. There is no assurance that FSW will be successful in the Internet-based, private aviation services market.

FSW Expects To Incur Operating Losses And There Can Be No Assurance That It Will Achieve Or Sustain Profitability

         To date, the Company has generated minimal revenue from its private aviation services business. FSW incurred operating losses in fiscal 2000 and 1999 and expects to incur operating losses in fiscal 2001 as the result of substantial marketing and promotion costs, systems costs, consulting fees, and other development costs associated with the Private Seats(TM) program. As a result of these costs and uncertain revenue growth, there can be no assurance that FSW will achieve or sustain profitability.

Private Seats(TM) Is A Unique Product And There Can Be No Assurance That It Will Be Successful

         The use of the Internet to aggregate individual demand for private aviation travel between designated cities is a unique product which FSW has recently introduced. To be successful, FSW target customers -- professional business travelers -- will have to become private aviation passengers. While FSW believes that the advantages of private aviation travel, including the convenience of the air terminals, the comfort and safety record of the planes and the ability of passengers to establish departure times will be attractive to certain of its target customers, there can be no assurance that Private Seats(TM) will attract a sufficient number of passengers to be successful.

FSW Is Dependent On The Availability And Quality Of Charter Flight Operators and Fixed-Base Operators

         FSW does not intend to own or operate any aircraft and will be dependent upon certified charter operators to provide all flight services. FSW will also be dependent upon operators of the fixed-base ground terminals where passengers will plane and deplane. The success of Private Seats(TM) will depend directly on the ability of certified charter operators to provide quality service between city pairs on a demand basis. Shortages in available charter aircraft could be disruptive to FSW's business and could damage its brand name and result in fewer customers. In addition, the quality of the services (including the reliability and comfort of services at the airport and in flight) provided by the charter operators and the fixed-base operators will be critical to the success of FSW's business. While FSW intends to establish quality standards, its success will be dependent on its ability to control the quality of services provided to its customers on a day to day basis.

FSW Is Dependent On The Public Perception Of The Safety Of Private Aviation
Travel

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

FSW's Business May Be Negatively Effected If The Cost Of Chartering Flights Increases

         FSW does not intend to own or operate any aircraft. However, FSW's agency fee for a charter flight arranged by FSW will be equal to the difference between the fares it collects, as agent, from individual passengers and the fee charged by the charter operator for the flight. FSW plans to enter into contracts with charter operators establishing charter fees, which will be fixed for limited periods of time. However, if the costs of operating charter flights increase over time, the charter operators may increase the price of chartering a flight. In that event, FSW will have to increase the price of each seat or experience a reduced profit margin it receives from each flight. FSW will have limited control over the cost of chartering flights which could increase as a result of changes in operating costs (such as jet fuel, pilot fees, airport fees or maintenance fees) or as a result of other factors such as high demand for charter flights or general economic conditions. If charter costs increase and, as a result, FSW increases the price of a seat purchased through Private Seats(TM), it may lose customers to competitors, including the commercial airlines.

FSW Is Dependent On Other Third Party Vendors

         FSW does not plan to provide other travel related services offered on its Web site directly but, instead, will offer, as agent, such services provided by independent vendors. As a result, FSW's ability to enter into agreements with such vendors or to otherwise arrange for services to be available through its Web site is critical to the success of its business. In addition, the quality of the services provided through third parties is critical to the success of its business. While FSW intends to establish quality standards, its success will be dependent on its ability to control the quality of services provided to its customers on a day to day basis.

FSW Is Dependent On The Internet And On The Development Of Its Brand Name

         The success of FSW's private aviation travel services business depends on the continual growth of the use of the Internet generally and the actual use of its Web site and Private Seats(TM) by its target customers -- professional business travelers -- making charter flight reservations and arranging for other travel related services. FSW's lack of operating history makes it impossible to predict the number of existing professional business travelers that will use its Web site and the Private Seats(TM) program. The development of broad recognition and favorable consumer perception of the flightserv.com(TM) and Private Seats(TM) brand names will be essential to attract existing and new private aviation passengers to the Web site and will depend on the success of its marketing efforts, the breadth and quality of flights arranged through Private Seats(TM), the breadth and quality of the other services available on the Web site, the successful completion of transactions through the Web site and FSW's ability to provide adequate support and customer service to its customers. There is no assurance that FSW will adequately develop the flightserv.com(TM) or Private Seats(TM) brand names or otherwise attract a sufficient number of Web site users.

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

IASL is a New Company with No Operating History

         While IASL's management team has significant experience in the leisure charter travel services business, IASL is a newly formed company with no operating history. The success of IASL depends on its ability to both contract with charter operators to operate charter jet flights and to generate sufficient passenger revenue to cover the costs associated with operating such charter flights. IASL intends to satisfy this demand through agreements with tour operators and direct efforts but there can be no assurance that IASL will be able to generate sufficient passengers to operate profitably in the future.

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

Volatility of Stock Price/Potential for Future Sales of Restricted Securities

         The market price of the Company's Common Stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors including the announcement by the Company of future partnership agreements or other corporate developments and the limited number of freely tradable shares in public hands. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted Common stock or shares underlying options and warrants that have been issued by the Company. Approximately 35,000,000 issued and outstanding shares of the Company's Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted securities without the volume limitations, after the shares have been held for at least two years. In addition, certain holders of restricted shares have registration rights and, to the extent any shares of restricted stock are included in a registration statement filed by the Company, these shares will become freely tradable on the effective date of such registration statement. The Company has also issued warrants and options which, if exercised, could result in up to an additional 30,620,120 shares of the Company's Common Stock being outstanding.

COMMERCIAL REAL ESTATE OPERATIONS

Shopping Centers

         The Company owns two commercial shopping centers in the Atlanta area.

         The Headland-DeLowe Shopping Center is a strip-center, shopping mall facility on approximately 11 acres of land with approximately 97,000 square feet of leasable space. Headland is fully leased with a large, regional grocery store as the anchor tenant. Headland historically has experienced an occupancy rate in excess of 90%.

         The Stonebridge Village Shopping Center is a strip-center, shopping mall facility on approximately 20 acres of land with approximately 98,000 square feet of leasable space. In fiscal 2000, Stonebridge lost its large regional grocery store chain as anchor tenant and a major drug store chain and is currently seeking replacement tenants. The remainder of the facility is currently under lease. Stonebridge historically has experienced an occupancy rate in excess of 90%.

         The Company plans to continue to own and operate Headland and Stonebridge but does not plan to acquire other shopping center properties. The Company utilizes a professional commercial real estate management company to operate its shopping centers. The company maintains and markets the properties for a management fee typically based on rental revenues. The Company plans to continue the utilization of professional management companies for its commercial real estate properties.

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

Stratos Inns

         The Company holds a lease on approximately two acres at the Dekalb-Peachtree Airport in Dekalb County, Georgia (the "PDK Property") and owns the Stratos Inns business concept. The PDK Property and similar properties at other general aviation airports provide an opportunity for Stratos Inns or a strategic partner to develop and provide a variety of lodging and related hospitality services to private aviation pilots and passengers. The Company has not begun construction of any facilities on the PDK Property and is in the process of considering its options with respect to the PDK Property. The Company does not expect to generate revenues from its Stratos Inns concept in fiscal 2001.

DISCONTINUED OPERATIONS - RESIDENTIAL REAL ESTATE

         The Company discontinued its residential real estate development business in fiscal 1999. During fiscal 1999 and 2000 the Company disposed of the majority of its residential real estate holdings.

EMPLOYEES

         As of June 30, 2000, the Company employed 26 people. Subsequent to June 30, 2000, the Company restructured its operations and, in connection therewith, the Company reduced the number of employees associated with its private aviation services business. At the same time, as a result of the acquisitions of DMM and IASL, the Company and its subsidiaries currently have approximately 22 employees. The Company has no collective bargaining agreements with any unions and believes that overall relations with its employees are good.

ITEM 2.  PROPERTIES

General

         At June 30, 2000 the Company leased approximately 4,300 square feet in an office building located at 3343 Peachtree Road NE, Atlanta, Georgia for its headquarters and approximately 3,400 square feet in an office building located at Dekalb-Peachtree Airport in Atlanta, Georgia for its operations center. Management believes that all property occupied by the Company and its subsidiaries is adequately covered by insurance.

Shopping Centers

         The Company operates the Headland-DeLowe Shopping Center located at 2020 Headland Drive, Atlanta, Georgia ("Headland") and the Stonebridge Village Shopping Center located at 7982 Rockbridge Road, Dekalb County, Georgia ("Stonebridge"). Headland and Stonebridge are retail strip shopping centers with approximately 97,000 and 98,000 of leaseable space, respectively.

Schedule of Properties:

         The following reflects information on tenants occupying 10% or more of the leasable square footage for Headland and Stonebridge, respectively.

                                    Nature of Business           Square Footage        Annual Rent      Lease Expiration
                                    ------------------           --------------        -----------      ----------------
          Headland                    Grocery store              38,752 sq. ft.         $ 185,676           8/04/2002
          Stonebridge                 Grocery store              35,000 sq. ft.         $ 233,496           3/14/2010

         For fiscal 2000 and 1999, the average annual rental rate for Headland was $4.75 and $3.99/per square foot, respectively; for Stonebridge was $7.27 and $7.98/per square foot, respectively. The average occupancy rate during fiscal 2000 for Headland and Stonebridge was 93% and 94%, respectively. In 1999, Stonebridge lost its large, regional grocery store chain as the anchor tenant and a large drug store chain tenant and has been seeking replacement tenants. While the grocery store and drug store tenants have ceased their operations, they remain obligated under their leases through 2010.

         The following is a schedule of lease expirations for the years
2001-2010.

                                                                                       % of Gross
                          Number of Expirations      Square Feet        Annual Rent    Annual Rent
                          ---------------------   ------------------    -----------    -----------
           Headland
           --------
           2001                    3                   10,390 sq.ft.       46,932           11
           2002                    4                   13,848              67,272           16
           2003                    3                   44,152             219,816            3
           2004                    1                    1,680              12,960            4


           Stonebridge
           -----------
           2001                    2                    3,820 sq. ft.      27,936            4
           2002                    7                   17,380             146,724           20
           2003                    4                    6,313              61,764            8
           2004                    1                    1,500              16,224            2
           2005                    4                   13,137             103,620           14
           2006-2010               2                   43,640             315,576           43

         The real estate taxes during fiscal 2000 and 1999 for Headland were $54,836 and $27,420 respectively; for Stonebridge were $56,892 and $30,654 respectively.

         The leasing of commercial retail properties is highly competitive. There are other commercial retail properties within the market area served by Headland and Stonebridge and the number and quality of such properties could have a material adverse effect on the occupancy and rental rates of Headland and Stonebridge and the ability of Stonebridge to attract a new anchor tenant.

         The outstanding aggregate mortgage balance on Headland and Stonebridge at June 30, 2000 was $7,711,390. The mortgages include principal and interest payments based on an 8% interest rate and a 25-year amortization period with balloon principal payments due on October 1, 2000. The mortgages also include additional interest agreements, which provide for the lender to receive 50% of the net cash flow of the properties and 50% of the appraised value over the mortgage balances at the time of a sale of the properties or maturity of the loans. In September 2000, the Company received a commitment from the creditor to extend the balloon principal payments until October 1, 2001.

         Set forth below is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal income tax basis of the properties.

                      Gross
                    Carrying      Accumulated                               Federal
Property              Value       Depreciation      Rate       Method      Tax Basis
--------           ----------     ------------     ------      ------     -----------
Headland           $3,528,829       $158,981       39 yrs       S/L       $ 3,528,829
Stonebridge         5,331,080        246,146       39 yrs       S/L       $ 5,331,080

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

ITEM 4.  VOTE OF SECURITY HOLDERS

         On July 11, 2000, the Company held its fiscal 1999 Annual Meeting of Stockholders at which the following five proposals were submitted to a vote of stockholders:

         (1) The election of William B. Astrop, Sylvia A. de Leon, C. Beverly Lance, Dr. James A. Verbrugge and Arthur G. Weiss to serve a one year term as directors; (2) the approval of an amendment to the Company's Certificate of Incorporation to (a) increase the number of authorized shares of Common Stock from 60,000,000 to 100,000,000 shares and (b) authorize the Company to issue up to 10,000,000 shares of preferred stock; (3) the approval of the Company's 2000 Stock Option Plan authorizing the grant of options to purchase up to 10,000,000 shares of Common Stock to officers, directors, employees or consultants of the Company as determined by the Board of Directors; (4) the approval of the previous grant of warrants to purchase Common Stock granted to Four Corners Capital, LLC in connection with the Company's sale of Common Stock to Four Corners in January 2000; and (5) the ratification of the appointment of Ernst & Young, LLP as the independent auditors of the Company for the fiscal year ending June 30, 2000.



Proposal 1.  Election of Directors

                                                                               Votes Cast
                                                                   -----------------------------------
                                     Director Nominee                For          Against or Withheld
                                     ----------------              ----------     --------------------
                                     William B. Astrop             19,945,898             183,656
                                     Sylvia A. de Leon             19,960,923             168,631
                                     C. Beverly Lance              14,547,243           5,582,311
                                     Dr. James A. Verbrugge        19,960,985             168,569
                                     Arthur G. Weiss               19,945,910             183,644

Proposal 2.  To increase the Company's authorized shares           19,494,813             634,741

Proposal 3.  To approve the Company's 2000 Stock Option Plan       14,432,780           5,696,774

Proposal 4.  To approve to the grant of warrants to Four Corners Capital, LLC                  14,504,681           5,624,873

Proposal 5.  To ratify the appointment of Ernst & Young LLP as
             independent auditors for fiscal year ending June 30, 2000                         20,096,417              33,173

     Each of the five proposals was approved by the required number of votes.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

         The Company's Common Stock is listed on the American Stock Exchange ("AMEX"). The following table shows the high and low trading and closing prices of the Common Stock during the last two fiscal years as reported on AMEX:

                 2000                                           High     Low     Close
                 ----                                          ------   ------   -----
                 First Quarter                                 $ 7.31   $ 2.00   $6.50
                 Second Quarter                                 11.88     4.88    8.88
                 Third Quarter                                  12.00     4.00    6.25
                 Fourth Quarter                                  6.31     0.56    0.81


                 1999                                           High     Low     Close
                 ----                                          ------   ------   -----
                 First Quarter                                 $ 0.88   $ 0.44   $0.63
                 Second Quarter                                  0.56     0.25    0.25
                 Third Quarter                                   0.63     0.25    0.44
                 Fourth Quarter                                  3.50     0.38    2.44

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

Record Holders

         The number of record holders of the Company's Common Stock as of September 26, 2000 was 1,042.

Sales of Unregistered Securities

         During fiscal 2000, the Company sold the following shares in private placements:

         As of January 18, 2000, the Company entered into Common Stock purchase agreements (the "Purchase Agreements") with Acqua-Wellington Value Fund, Ltd., ("AWVF"), Four Corners Capital, LLC, ("Four Corners") which provided for a private placement of restricted Common Stock and warrants to purchase Common Stock. As of January 18, 2000 Four Corners purchased from the Company 165,070 shares of restricted Common Stock for $1,000,000. Under the terms of the AWVF Purchase Agreement, AWVF agreed to purchase from the Company 1,650,709 shares of restricted Common Stock and warrants to purchase shares of Common Stock for $10,000,000. The AWVF Purchase Agreement required AWVF to complete the acquisition of the Common Stock and warrants in two equal tranches. The first tranche for $5,000,000 closed simultaneously with the execution of the AWVF Purchase Agreement. The second tranche was to have closed no later than February 29, 2000. AWVF has failed to close the second tranche as required by the AWVF Purchase Agreement. See Note 7 to the Consolidated Financial Statements for further discussion of this matter.

         In March 2000, the Company sold 50,000 shares of treasury stock for $312,500 in a private placement transaction to a third party. The shares were issued at prices, which represented the approximate market value of unrestricted Common Stock at the time the purchase price was agreed to by the parties.

         During fiscal 2000 the Company issued 1,135,995 shares of Common Stock in connection with the exercise of Common Stock options and warrants.

         Also in fiscal 2000, the Company issued 400,000 shares of Common Stock in connection with the settlement of certain issues involving prior business transactions.

         In connection with its new Internet-based, private aviation travel services business, the Company issued warrants to purchase its Common Stock to individuals and firms for consulting services and for strategic vendor alliances and to certain investors. Following is a summary of warrants issued in fiscal 2000.

         No. of Shares Purchasable    Per Share Exercise Price   Grant Date    Term
         -------------------------    ------------------------   ----------  --------
                   400,000                     $ 2.50               7/99      120 mos.
                   250,000                       1.75               8/99      120
                 2,635,000                       1.75               9/99      120
                 1,200,000                       4.00              11/99      120
                 1,000,000                       2.00               1/00      120
                 3,000,000                       4.00               1/00      120
                 2,063,386                       6.06               1/00       18
                   742,817                       9.77               1/00       18
                 1,547,540                       9.77               1/00       60
                   900,000                       4.00               3/00      120
                 5,556,377                       0.04               6/00       54

         The above warrants are exercisable except 5,556,377 warrants with an exercise price of $0.04 that vest in stages over periods ranging from six to 30 months and 25,000 warrants with an exercise price of $0.50 that vest over one year.

         During fiscal 2000, the Company granted options for its directors, officers, and certain employees to purchase 9,175,000 shares of Common Stock at exercise prices from $0.42 to $4.00 per share. 5,450,000 of these options were subsequently cancelled. The options are not exercisable without shareholder approval, which was not submitted for a shareholder vote at the Annual Meeting held on July 11, 2000. The shareholders could approve these options at a later date.

         Information regarding other sales of unregistered securities by the Company during the fiscal year ended June 30, 2000 is contained in the Company's Quarterly Reports on Form 10-QSB for the quarters ended September 30, 1999, December 31, 1999 and March 31, 2000.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         During fiscal 2000 and 1999 the Company's continuing operations included an Internet-based, private aviation travel services business, commercial real estate operations and other investments. Effective January 1, 1999 the Company discontinued its residential real estate development business. As a result, the statement of operations for fiscal 2000 and 1999 reflect the operating loss and loss on disposal of that business as discontinued operations.

Results of Continuing Operations

         The Company's revenues in fiscal 2000 were $1,118,478 including $10,040 from private aviation travel services and $1,108,438 from the Company's shopping centers. All of the Company's revenues in 1999 of $602,026 were generated by the shopping centers. The shopping center revenues increased in fiscal 2000 due to a full year of operation in the current year compared to six months in the prior year. The Company realized a gross margin deficit in fiscal 2000 in its private aviation business due to chartering aircraft at below break-even seating capacity and to cancellation charges incurred to reserve aircraft during the start up operations, which commenced April 17, 2000. From that date through June 30, 2000, the Company chartered a limited number of flights on its route between Dekalb-Peachtree Airport near Atlanta and Teterboro Airport near New York City. The Company, which was constrained by limited capital in the fiscal fourth quarter (see "Liquidity and Capital Resources" below), has been unable to implement its marketing plans and as a result has not generated sufficient passenger reservations through its Web site to charter flights. The Company is currently evaluating the most effective method to grow its private aviation services business.

         General and administrative expenses increased by $3,786,812 from $3,236,243 in fiscal 1999 to $7,023,055 in fiscal 2000. These expenses include consulting, legal fees, compensation and overhead associated with the development of the new Internet-based, private aviation travel services business and operating expenses of the shopping centers. The increase is due primarily to a full year of expenses associated with the development of its private aviation business and a full year of operations of the shopping centers compared to six months in fiscal 1999.

         During fiscal 2000, the Company also incurred significant employee related expenses in connection with preparing to launch its Web site and to operate its private aviation services business. As a result of the lack of passenger reservations, the Company has taken steps to reduce its operating expenses by, among other things, reducing the number of employees hired to perform back office services. As a result of these reductions, the Company expects to be able to reduce operating expenses significantly on an annualized basis. The Company believes that its new subsidiary DMM will be able to provide back office services for the Company's private aviation services business as the need for those services arises in the future.

         The Company in fiscal 2000 and 1999 issued stock options to officers and directors and warrants to outside third parties and recognized $48,996,238 and $1,736,048, respectively, of related non cash compensation expense.

         The Company's fiscal 2000 depreciation and amortization expense of $466,482 and interest expense of $862,975 increased over 1999 due to a full year of operations in fiscal 2000 and commencement of the amortization of the cost of the Company's Web site in fiscal 2000.

         Also, in fiscal 2000 the Company recognized a $1,011,716 loss in connection with the write-off of capitalized costs related to certain corporate office space deposits and advances to a company which intended to acquire aircraft for use in FSW's private aviation travel services business.

         Management expects revenues to increase significantly in fiscal 2001 due to continued development and growth of the Company's Internet-based, private aviation travel services business, and the recent acquisition of related businesses (see "Recent Business Developments" above). However, management expects to continue to incur losses due to the development of its private aviation travel services business.

Discontinued Operations

         From July 1, 1998 through December 31, 1999, the Company incurred a loss of $4,291,505 on its residential real estate business. From January 1, 1999 through June 30, 1999, the Company incurred a loss of $6,913,728 on disposal of the assets of its discontinued operations. In fiscal 2000, the Company recognized a $600,000 loss on disposal of discontinued operations, which reflects revised estimates of costs and expenses to liquidate the remaining assets of discontinued operations.

Liquidity and Capital Resources

         The net loss in fiscal 2000 of $57,935,549 was offset by Common Stock, option and warrant issuances resulting in a net increase in stockholders' equity of $2,395,437. The Company will continue to incur operating losses as it attempts to grow its private aviation travel services business and as IASL implements its related charter services business.

         In the third fiscal quarter, a major investor breached a private placement agreement to provide the Company with $5,000,000 of working capital. This breach, together with limited funding available in capital markets to Internet related companies, resulted in a continued decline in the Company's working capital in the fourth fiscal quarter. The Company's cash balance at June 30, 2000 was $526,657 compared to $3,486,221 a year ago. This cash reserve was not adequate to complete the development of the private aviation travel services business. Subsequent to June 30, 2000, the Company's Board approved a series of transactions to provide new capital and business acquisitions (see "Recent Business Developments" above). The transactions included a private placement from which the Company received approximately $2,400,000 of cash, net of fees and expenses. This new capital together with the cash balances and the expected positive cash flows from the acquired businesses and expected cost efficiencies will provide the Company, in management's opinion, with adequate capital to continue the development of its private aviation travel services business as well as the newly acquired leisure charter travel and telecommunications call center businesses. However, in order to continue to grow its businesses, the Company may require additional debt or equity financing during the fiscal year ending June 30, 2001, with the need for such financing and the timing of such need depending in large part on the rate at which the revenues generated from the Company's businesses increase and the magnitude of the costs the Company incurs in connection with growing its businesses. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders could be diluted.

         The Company's mortgage notes payable on its shopping center properties have balloon principal payments due October 1, 2000. The Company has received a commitment from the creditor to extend the balloon payments until October 1, 2001.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are contained in this Item 7:

         Report of Independent Auditors.
         Consolidated Balance Sheets as of June 30, 2000 and 1999.
         Consolidated Statements of Operations for the years ended June 30, 2000 and 1999.
         Consolidated Statements of Changes in Shareholders' Equity for the
            years ended June 30, 2000 and 1999.
         Consolidated Statements of Cash for the years ended June 30, 2000 and
            1999.
         Notes to the Consolidated Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
flightserv.com and Subsidiaries

         We have audited the accompanying consolidated balance sheet of flightserv.com and Subsidiaries as of June 30, 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of flightserv.com and Subsidiaries for the year ended June 30, 1999 were audited by other auditors whose report dated September 24, 1999 expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of flightserv.com and Subsidiaries at June 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                                /s/ ERNST & YOUNG LLP


Atlanta, Georgia
September 21, 2000,
  except for the first paragraph of Note 5, as to which the date is September 28, 2000

                         FLIGHTSERV.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                   ASSETS


                                                                                        June  30,
                                                                             -------------------------------
                                                                                 2000               1999
                                                                             ------------       ------------
Cash and cash equivalents                                                    $    526,657       $  3,486,221
Accounts and notes receivable                                                      55,995            475,114
Prepaid expenses - compensation                                                 4,615,862                 --
Prepaid expenses - other                                                          119,912              4,431
                                                                             ------------       ------------

     Total current assets                                                       5,318,426          3,965,766
Deferred costs and other assets                                                   924,743            465,518
Predevelopment costs                                                            1,164,043          1,085,048
Property and equipment, net                                                     9,561,842          8,853,427
                                                                             ------------       ------------
        Total assets                                                         $ 16,969,054       $ 14,369,759
                                                                             ============       ============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion                                              $    128,683       $    118,821
Accounts payable and accrued expenses                                             839,146            404,663
                                                                             ------------       ------------

      Total current liabilities                                                   967,829            523,484

Net liabilities of discontinued operations                                          5,852            104,138
Notes payable                                                                   7,582,707          7,711,390
Accrued interest payable                                                          848,424            861,942
Commitments and contingent liabilities

Shareholders' equity:
  Common stock, $.04 par value, 60,000,000 shares authorized,
   33,554,584 and 31,593,235 issued, respectively                               1,342,183          1,263,729
  Additional paid-in capital                                                   78,147,672         18,089,625
  Accumulated deficit                                                         (71,788,106)       (13,852,557)
  Treasury stock - at cost (435,930 and 1,050,000 shares, respectively)          (137,507)          (331,992)
                                                                             ------------       ------------

      Total shareholders' equity                                                7,564,242          5,168,805
                                                                             ------------       ------------

         Total liabilities and shareholders' equity                          $ 16,969,054       $ 14,369,759
                                                                             ============       ============

The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended June 30,
                                                                            -------------------------------
                                                                                2000                1999
                                                                            ------------       ------------
Revenues:
  Sales - private aviation                                                  $     10,040       $         --
  Lease income - commercial real estate                                        1,108,438            602,026
                                                                            ------------       ------------

                                                                               1,118,478            602,026
Cost of sales - private aviation                                                  93,561                 --
                                                                            ------------       ------------

       Gross profit                                                            1,024,917            602,026

General and administrative expenses                                            7,023,055          3,236,243
Compensation expense related to issuance of stock options and warrants        48,996,238          1,736,048
Depreciation and amortization                                                    466,482            129,263
Interest expense, net                                                            862,975            468,249
Loss on investments                                                            1,011,716                 --
                                                                            ------------       ------------

        Loss before discontinued operations                                  (57,335,549)        (4,967,777)
                                                                            ------------       ------------

Discontinued operations:
  Loss from discontinued operations                                                   --         (4,291,505)
  Loss on disposal of discontinued operations                                   (600,000)        (6,913,728)
                                                                            ------------       ------------

        Net loss                                                            $(57,935,549)      $(16,173,010)
                                                                            ============       ============

Basic and diluted loss per share:
  Loss per share before discontinued operations                             $      (1.81)      $       (.24)
  Discontinued operations                                                          (0.02)              (.54)
                                                                            ------------       ------------

        Net loss                                                            $      (1.83)      $       (.78)
                                                                            ============       ============
  Weighted average shares outstanding used in
      calculating basic and diluted net loss per share                        31,596,541         20,793,855
                                                                            ============       ============


The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999


                                      Common Stock           Additional
                                --------------------------    Paid-In      Accumulated     Treasury         Note
                                  Shares          Amount      Capital         Deficit        Stock       Receivable       Total
                                ----------     -----------  ------------   ------------   ------------   -----------   ------------
 Balance at June 30, 1998       17,092,657      $  683,706   $12,657,420   $  2,320,453    $(1,950,077)  $  (477,524)  $ 13,233,978

 Net loss June 30, 1999                 --              --            --    (16,173,010)            --            --    (16,173,010)
 Issuance of Common Stock        5,000,000         200,000     1,800,000             --             --            --      2,000,000
 Stock issued for services       2,503,778         100,151     1,142,430             --             --            --      1,242,581
 Purchase of businesses          6,700,000         268,000     1,407,000             --             --            --      1,675,000
 Issuance of options and
   warrants                             --              --     1,736,048             --             --            --      1,736,048
 Sale of real estate                    --              --            --             --     (2,240,792)           --     (2,240,792)
 Issuance of treasury stock             --              --     1,676,200             --      1,773,800            --      3,450,000
 Issuance of treasury stock
   for services                         --              --       110,000             --        135,000            --        245,000
 Cancellation of notes
   receivable                           --              --    (2,427,601)            --      1,950,077       477,524             --
 Reinstatement of
   cancelled shares                296,800          11,872       (11,872)            --             --            --             --
                                ----------     -----------  ------------   ------------   ------------   -----------   ------------

 Balance at June 30, 1999       31,593,235       1,263,729    18,089,625    (13,852,557)      (331,992)           --      5,168,805
                                ----------     -----------  ------------   ------------   ------------   -----------   ------------

 Net loss June 30, 2000                 --              --            --    (57,935,549)            --            --    (57,935,549)
 Issuance of Common Stock          825,354          33,014     4,559,219             --             --            --      4,592,233
 Exercise of options and
   warrants                      1,135,995          45,440       (45,440)            --             --            --             --
 Issuance of treasury stock             --              --     1,184,495             --         68,005            --      1,252,500
 Legal settlement                       --              --        67,334             --        126,480            --        193,814
 Issuance of options and
   warrants                             --              --    54,292,439             --             --            --     54,292,439
                                ----------     -----------  ------------   ------------   ------------   -----------   ------------

 Balance at June 30, 2000       33,554,584     $ 1,342,183  $ 78,147,672   $(71,788,106)  $   (137,507)  $        --   $  7,564,242
                                ==========     ===========  ============   ============   ============   ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year Ended June 30,
                                                                                  ------------------------------
                                                                                      2000              1999
                                                                                  ------------       -----------
 Cash flows used by operating activities:
 Loss before discontinued operations                                              $(57,335,549)      $(4,967,777)
   Adjustments to reconcile net loss to net cash used by operating activities:
      Compensation expense related to issuance of options and warrants              48,996,238         1,736,048
      Depreciation and amortization                                                    466,482           129,263
      Deferred debt amortization interest                                              291,825           134,023
      Issuance of common stock for services                                                 --         1,421,000
   Changes in operating assets and liabilities:
      Accounts and notes receivables                                                   419,119           (10,114)
      Prepaid expenses                                                                (115,481)               --
      Deferred costs and other assets                                                  (85,050)           (4,431)
      Accounts payable and accrued expenses                                            420,965           382,538
                                                                                  ------------       -----------

      Cash used by operating activities before discontinued operations              (6,941,451)       (1,179,450)
                                                                                  ------------       -----------

  Discontinued operations, net                                                         129,530          (397,771)
                                                                                  ------------       -----------

      Net cash used by operating activities                                         (6,811,921)       (1,577,221)
                                                                                  ------------       -----------

 Cash flows from investing activities:
  Predevelopment costs                                                                 (78,995)         (185,048)
  Purchase of property and equipment                                                (1,160,558)          (85,091)
  Investing activities of discontinued operations, net                               1,291,166                --
                                                                                  ------------       -----------

      Net cash provided (used) by investing activities                                  51,613          (270,139)
                                                                                  ------------       -----------

 Cash flows from financing activities:
  Principal debt payments                                                             (118,821)          (55,951)
  Proceeds from issuance of common stock                                             5,844,733         5,450,000
  Financing activities of discontinued operations, net                              (1,925,168)          (67,708)
                                                                                  ------------       -----------

      Net cash provided by financing activities                                      3,800,744         5,326,341
                                                                                  ------------       -----------

 Net (decrease) increase in cash and cash equivalents                               (2,959,564)        3,478,981

 Cash and cash equivalents at beginning of year                                      3,486,221             7,240
                                                                                  ------------       -----------

 Cash and cash equivalents at end of year                                         $    526,657       $ 3,486,221
                                                                                  ============       ===========

 Supplemental disclosures of cash flow information:
  Cash paid during period for:
      Interest                                                                    $    571,150       $ 1,526,896
                                                                                  ============       ===========
      Income Taxes                                                                $         --       $        --
                                                                                  ============       ===========
 Schedule of non-cash transactions:
  Sale of real estate in exchange for note receivable                             $  3,267,570                --
                                                                                  ============       ===========
  Issuance of compensatory stock purchase warrants
   in connection with strategic vendor alliance                                   $  5,389,686                --
                                                                                  ============       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

         These financial statements include the operations of flightserv.com ("FSW") and its subsidiaries (collectively "Company"). In June 1999 FSW changed its name from Proactive Technologies, Inc. to reflect the new business direction of the Company. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the fiscal 2000 presentation.

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

         The carrying value of property and equipment and predevelopment costs is reviewed for impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining useful lives of such assets. If such projections indicated that the expected future net cash flows (undiscounted and without interest) would become less than the carrying amounts of the property and equipment and the predevelopment costs, the Company would record an impairment loss in the period such determination is made.

Revenue Recognition

         Revenue related to the Company's private aviation travel services consists of ticket sales and is recognized upon completion of the related flight. Lease income is recognized monthly on the accrual basis in connection with the Company's shopping center investments.

Net Loss Per Share

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentations of basic earnings per share ("EPS") and diluted EPS.

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 22,445,120 and 7,200,000 shares of Common Stock were outstanding at June 30, 2000, and 1999, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in 2000 and 1999 as the impact would have been antidilutive.

Income Taxes

         The Company accounts for income taxes in accordance with the liability method as provided under SFAS No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Recent Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," ("SFAS 133") as amended, which establishes a new model for accounting for derivatives and hedging activities and supersedes several existing standards. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect that the adoption of SFAS 133 will have a material impact on its financial statements.

NOTE 2. CONTINUING OPERATIONS

Private Aviation Travel Services

         In fiscal 2000 and 1999, FSW developed an Internet-based, private aviation travel services business including an Internet Web site. The Company launched its Web site in March 2000 and commenced private jet charter flights for its customers on April 17, 2000. Through June 30, 2000 FSW generated $10,040 in revenue from its private seats travel services operation. Cost of sales exceeded this revenue due to operating charter flights below breakeven capacity and cancellation fees to reserve aircraft for the startup operation.

         In fiscal 2000 and 1999, FSW incurred approximately $6,677,627 and $850,000 respectively, of general and administrative expense in connection with development and implementation of this new business. The expense includes aviation industry, Internet operations, Web site development, marketing, and business plan consulting and other professional services. In addition FSW issued warrants to purchase its Common Stock for strategic vendor alliances and to certain investors related to the private aviation travel services business.

         Also in fiscal 2000 the Company recognized a $1,011,716 loss in connection with the write-off of capitalized costs related to certain corporate office space deposits and advances to a company which had intended to acquire aircraft for use in FSW's the private charter aviation services business.

         At June 30, 2000 and 1999, FSW had capitalized $1,043,900 and $88,500, respectively, in Web site development costs. Web site development costs are being amortized over a three year period. Amortization for the year ended June 30, 2000 was $115,988.

Commercial Real Estate Investments

         In January 1999, the Company purchased from the current Chairman and his children an entity that owns two shopping center properties in the Atlanta, Georgia area in exchange for 3,100,000 shares of the Company's Common Stock which was valued at $775,000 based on the then current market value of the Common Stock.

Stratos Inns Concept

         In fiscal 1999, the Company purchased PDK Properties, Inc. ("PDK") from a trust of which the Company's former President is trustee in exchange for 3,600,000 shares of Common Stock, which were valued at $900,000 based on the then current market value of the Common Stock. PDK holds a 30-year ground lease at a regional airport in Dekalb County, Georgia and owns Stratos Inns, a hotel and hospitality business concept. The lease provides for a 54-month development period and a 30-year lease term after a hotel is constructed and opened.

         The Company has completed a preliminary study for development of its first Stratos Inn hotel and is evaluating its options in connection with PDK. At June 30, 2000 and 1999, the Company's investment in predevelopment costs of PDK is $1,164,043 and $1,085,048, respectively.

NOTE 3.  DISCONTINUED OPERATIONS

         Effective January 1, 1999 the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The fiscal 1999 statement of operations reflects the Loss From Discontinued Operations through December 31, 1998 and the Loss on Disposal of Discontinued Operations from January 1, 1999 through June 30, 1999. The Company made certain estimates regarding the fair values of certain assets and the costs to dispose of the remaining assets of the discontinued operations at June 30, 2000 and 1999.

         The fiscal 1999 Loss on Disposal of Discontinued Operations includes transactions with a former chief executive officer and a former officer of the Company. These former executives purchased assets with an aggregate book value of $16,000,000. The Company received cash, notes receivable or FSW Common Stock in these transactions. In addition the purchasers assumed all of the Company's mortgage indebtedness outstanding on the properties. At June 30, 1999 the Company held notes receivable in the amount of $465,000 in connection with certain real estate sales transactions with the former Company executives. The Company received full payment on the notes subsequent to June 30, 1999. In September 1999, the Company reacquired certain real estate, which was part of these transactions, for approximately $583,000.

         In fiscal 1999, the Company sold certain residential real estate holdings to a former company director and a former officer in exchange for the return of 1,000,000 shares of FSW Common Stock and sold certain residential real estate to an entity in which a former Company director held a controlling interest for $610,000.

         In July 1999, the Company sold certain discontinued operations assets with a net carrying value of approximately $400,000 for cash. In September 1999, the Company sold the remaining discontinued operations real estate assets to an entity, in which a former chief executive officer was an affiliate. At June 30, 2000 the Company holds a note receivable from that entity in the amount of $900,000 (the "Note") which is secured by residential real estate. The Company believes collection of the Note is doubtful due to the inability of the entity to develop the land as contemplated by the terms of the Note. As of June 30, 2000, the Company reserved the entire Note. The Company is contingently liable on indebtedness aggregating $2.2 million due to mortgageholders. In the event that the entity is not able to satisfy the $2.2 million of mortgage notes, the Company would be obligated to satisfy such obligations and would have the right to foreclose on the land.

         Following is a summary of the Net Liabilities of Discontinued Operations at June 30:

                                                                           2000              1999
                                                                       -----------       -----------
                  Real estate inventories                              $   632,817       $ 4,595,912
                  Accounts and notes receivable                            898,859                --
                  Investments in real estate equity securities                  --           676,500
                  Notes payable                                           (402,000)       (4,449,756)
                  Reserve for estimated expenses and other liabilities  (1,135,528)         (926,794)
                                                                       -----------       -----------
                                                                       $    (5,852)      $  (104,138)
                                                                       ===========       ===========

NOTE 4.  PROPERTY AND EQUIPMENT

         At June 30, 2000 and 1999 property and equipment consists of the following:

                                                       2000               1999
                                                   ------------       -----------
Land                                               $    739,650       $   739,650
Buildings and improvements - shopping centers         8,120,259         8,100,329
Leasehold improvements                                   25,069             4,995
Web site development costs                            1,043,901            88,500
Furniture, fixtures and equipment                       179,946            21,825
                                                   ------------       -----------

                                                     10,108,825         8,955,301
Accumulated depreciation                               (546,983)         (101,874)
                                                   ------------       -----------

        Total net                                  $  9,561,842       $ 8,853,427
                                                   ============       ===========

NOTE 5.  NOTES PAYABLE

         Notes payable as of June 30, 2000 and 1999 consisted of mortgage notes payable to an insurance company with interest rates of 8%. Interest and principal on the mortgage notes are due monthly based on a 25 year amortization with balloon principal payments due on October 1, 2000. In September 2000, the Company received notice from the creditor that the balloon principal payments are extended to October 1, 2001. Accordingly, the debt is presented as noncurrent in the June 30, 2000 balance sheet. The notes are collateralized by shopping center properties.

         The mortgage financing on the shopping center properties includes additional interest agreements which provides that the lender receive 50% of the net cash flows on a quarterly basis and the excess of appraised value over the mortgage loan balance at the time of any sale of the property or maturity of the mortgage. The Company has recorded deferred discount and accrued interest payable to reflect the lenders allocation of the excess appraisal value over the loan. At June 30, 2000 and 1999 the deferred debt discount cost, net of amortization, is $205,815 and $430,431, respectively. In fiscal 2000 and 1999, the Company recognized $912,118 and $334,226, respectively, of interest expense on the mortgage notes including $291,825 and $134,023 in fiscal 2000 and 1999, respectively, to reflect the lenders allocation of additional interest. At June 30, 2000 and 1999, the accrued additional interest liability was $738,348 and $731,216 respectively.

         Based on the relatively short maturities of fixed rate debt, and the market rates of interest such debt bears, management believes the aggregate carrying amount of its fixed rate debt approximates such debt's fair value. Interest rates on variable rate debt fluctuate with market conditions.

NOTE 6.  INCOME TAXES

         Deferred income tax assets and (liabilities) consisted of the following:

                                                                                            June 30
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------       -----------
                  Deferred income tax assets:
                    Reserve for discontinued operations                          $    442,856       $   270,260
                    Warrants and stock options                                     19,609,571           677,059
                    Deferred compensation                                              36,460                --
                    Net operating loss carryforwards                                8,951,701         5,081,500
                                                                                 ------------       -----------

                        Total deferred income tax assets                           29,040,588         6,028,819
                  Deferred income tax liabilities - property and equipment           (407,121)          (34,515)
                                                                                 ------------       -----------

                  Net deferred income tax assets                                   28,633,467         5,994,304
                  Deferred income tax asset valuation allowance                   (28,633,467)       (5,994,304)
                                                                                 ------------       -----------
                        Net deferred income tax assets                           $         --       $        --
                                                                                 ============       ===========

         As of June 30, 2000 the Company had approximately $22,953,080 of net operating loss carry forwards (NOL's) for federal income tax purposes, which expire between 2019 through 2020. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

         The Company's 1996 and one of its subsidiary's 1994 and 1995 tax returns are currently under examination by the Internal Revenue Service, but no reports have yet been issued.

NOTE 7.  COMMON STOCK AND PAID IN CAPITAL

         On January 18, 2000, the Company entered into Common Stock purchase agreements (the "Purchase Agreements") with Acqua-Wellington Value Fund, Ltd., ("AWVF") and Four Corners Capital, LLC, ("Four Corners") which provided for a private placement of restricted Common Stock and warrants to purchase Common Stock. On January 18, 2000, Four Corners purchased 165,070 shares of restricted Common Stock for an aggregate purchase price of $1,000,000. In addition, the Company issued to Four Corners warrants to purchase up to 1,238,030 and 1,485,228 shares of Common Stock at initial exercise prices of $9.77 and $6.06 per share, respectively, subject to adjustments.

         Under the terms of the AWVF Purchase Agreement, AWVF agreed to purchase from the Company for aggregate consideration of $10,000,000 (i) 1,650,709 shares of restricted Common Stock and (ii) warrants to purchase up to 3,260,151 shares of restricted Common Stock at a future date. The AWVF Purchase Agreement required AWVF to complete the acquisition of the Common Stock and warrants in two equal tranches. The first tranche for $5,000,000 closed simultaneously with the execution of the AWVF Purchase Agreement. The second tranche was to have closed no later than February 29, 2000. AWVF has failed to close the second tranche as required by the AWVF Purchase Agreement. At the closing of the first tranche, AWVF purchased from the Company, for an aggregate purchase price equal to $5,000,000, 825,354 shares of restricted Common Stock and warrants to purchase up to 1,052,327 and 577,748 shares of Common Stock at initial exercise prices of $9.77 and $6.06 per share, respectively, subject to adjustment. The Company is evaluating the options available to it in connection with AWVF's breach of provisions of the Purchase Agreement.

         In connection with the Purchase Agreements, the Company entered into Registration Rights Agreements. As a result, of AWVF's breach of the AWVF Purchase Agreement by failing to close the second tranche, no registration statement has been filed.

         In December 1999, the Company issued 188,976 shares of restricted Common Stock in connection with the exercise of stock options.

         In December 1999, the Company issued 400,000 shares of restricted Common Stock from treasury stock to certain parties including a former director and former officer of the Company. The shares were issued pursuant to an agreement resolving outstanding issues related to certain prior transactions involving the Company's discontinued real estate operations, which reduced the related asset valuations by $193,000. In connection therewith, the Company entered into a Registration Rights Agreement providing the holders of such shares with certain registration rights.

     In March 2000, the Company sold 50,000 shares of restricted Common Stock from treasury for $312,500 cash in a private placement transaction to a third party. In March 2000, FSW issued 947,019 shares of Common Stock in connection with the exercise of warrants.

         On or about January 1999, the Wendell M. Starke Trust (the "Starke Trust") purchased 2,500,000 shares of restricted Common Stock for $1,000,000 and on June 29, 1999 the Starke Trust purchased another 2,300,000 shares for $1,725,000. In connection with the sale of the shares, the Company entered into a Registration Rights Agreement with the Starke Trust.

         On or about March 18, 1999, the Godley Morris Group, LLC (the "GMG") purchased 2,500,000 shares of restricted Common Stock for $1,000,000 and on June 29, 1999 GMG purchased another 2,300,000 shares for $1,725,000. In connection with the sale of the shares, the Company entered into a Registration Rights Agreement with the GMG.

         During fiscal 1999, the Company issued 2,853,778 shares of Common Stock for services rendered and recognized $1,487,582 of compensation expense in connection with these transactions.

NOTE 8.  STOCK OPTIONS AND WARRANTS

         In fiscal 1999, FSW issued nonqualified stock options to purchase 2,000,000 shares of its Common Stock at an exercise price of $0.44 per share to directors and certain officers. During fiscal 2000, options to purchase 200,000 shares were exercised. In July 2000, 1,400,000 of these options were cancelled. The 400,000 options outstanding are fully vested and exercisable.

         In fiscal 2000 and 1999, the Company granted nonqualified stock options to purchase 12,025,000 shares of its Common Stock. These options are not exercisable without shareholder approval, which was not submitted for a shareholder vote at the Annual Meeting held on July 11, 2000. Of these options - 8,850,000 have been cancelled. The remaining 3,175,000 options are not exercisable, unless approved by the shareholders at a later date and are not considered outstanding at June 30, 2000.

         At the July 11, 2000 meeting, the shareholders approved the Company's 2000 Stock Option Plan (the "Option Plan"). The Option Plan provides for the granting of incentive stock options and nonqualified stock options aggregating 10,000,000 shares.

         In connection with its new private aviation services business FSW issued warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. In addition, the Company issued warrants in connections with Common Stock private placement transactions. Certain of the warrants issued contain registration rights provisions.

         The following table summarizes the outstanding warrants and related exercise prices at June 30:

                         2000                                             1999
        --------------------------------------         -----------------------------------------
                        Exercise                                         Exercise
          Shares          Price       Term               Shares           Price         Term
        ----------     ----------  -----------         ---------        -----------  -----------
         5,556,377      $ 0.04       54 months                --          $   --        --
           200,000        0.42      120                  200,000            0.42      120 months
           200,000        0.44      120                  200,000            0.44      120
           450,000        0.50      120                1,450,000            0.50      120
           400,000        0.75      120                  400,000            0.75      120
         2,985,000        1.75      120                  100,000            1.75      120
         1,000,000        2.00      120                       --              --       --
           400,000        2.50      120                       --              --       --
         5,100,000        4.00      120                       --              --       --
         2,063,386        6.06       18                       --              --       --
           742,817        9.77       18                       --              --       --
         1,547,540        9.77       60                                       --       --
        ----------                                     ---------
        20,645,120                                     2,350,000
        ==========                                     =========

         The above warrants with an exercise price of $9.77 per share contain a variable pricing clause that permits the price to be reduced at the time of exercise based on the market price of the stock.

         All of the warrants issued by FSW are exercisable, except for 25,000 with an exercise price of $0.50 that vest over one year and 5,556,377 with an exercise price of $0.04 that vest in stages over periods ranging from 6 to 30 months.

Following is a summary of certain information regarding the Company's options and warrants:

                                                                                               Weighted
                                                              Weighted       Weighted          Average
                                                              Average        Average          Remaining
                                                              Exercise      Grant-date       Contractual
                                             Number            Price        Fair Value           Life
                                           ----------      ------------    -----------    -----------------
Grants during the year:
   Exercise price greater than market         400,000          $0.50          $0.33                  --
   Exercise price equal to market           3,700,000          $0.52          $0.40                  --
   Exercise price below market                250,000          $0.43          $0.45                  --

Outstanding at June 30, 1999                4,350,000          $0.52          $0.40                  --
                                           ----------
Grants during the year:
  Exercise price greater than market        2,290,357          $9.77          $6.00                  --
  Exercise price equal to market              400,000          $2.50          $1.82                  --
  Exercise price below market              16,604,763          $2.42          $4.07                  --
                                           ----------

    Total granted                          19,295,120          $3.29          $4.25                  --
                                           ----------

Exercised during the year                   1,200,000          $0.49          $0.38                  --
                                           ----------
Outstanding at June 30, 2000
  Exercisable at $.04                       5,556,377          $0.04             --           4.5 years
  Exercisable at $.42 to $1.00              3,050,000          $0.49             --           8.7 years
  Exercisable at $1.44 to $2.50             4,385,000          $1.88             --           9.2 years
  Exercisable at $4.00 to $6.06             7,163,386          $4.59             --           7.1 years
  Exercisable at $9.77                      2,290,357          $9.77             --           2.2 years
                                           ----------

Total outstanding                          22,445,120          $2.91             --                  --
                                           ----------
Exercisable at June 30, 2000
   Exercisable at $.42 to $1.00             3,025,000          $0.49             --                  --
   Exercisable to $1.75 to $2.50            4,385,000          $1.88             --                  --
   Exercisable at $4.00 to $6.06            7,163,386          $4.59             --                  --
   Exercisable at $9.77                     2,290,357          $9.77             --                  --
                                           ----------

    Total exercisable                      16,863,743          $3.85             --                  --
                                           ----------

         The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. Pro-forma information regarding FASB No. 123 is not presented because the stock options granted during the year ended June 30, 1999 were fully vested and there were no stock options issued during the year ended June 30, 2000. For the options and warrants issued to non-employees, the fair value of each award has been estimated using the same assumptions. The total compensation cost recognized during fiscal 2000 and 1999 for these awards was $48,996,238 and $1,736,048, respectively. At the July 11, 2000 Annual Meeting, the Company did not obtain shareholder approval of 12,025,000 options to purchase its Common Stock previously proposed to be issued. Accordingly, no compensation expense was recorded related to these option grants.

         As a result of shareholder approval not being obtained related to such stock option and warrants the Company will restate its previously filed Form 10-Q's in fiscal 2000. The table below presents quarterly unaudited financial data as previously reported and as restated for compensation expense which should not have been recorded in connection with granting of certain stock options and warrants which did not receive shareholder approval.

                                                        September 30, 1999            December 31, 1999          March 31, 2000
                                                    -------------------------    -------------------------   -----------------------
                                                    As Previously       As       As Previously       As      As Previously     As
                                                       Reported      Restated       Reported      Restated      Reported    Restated
                                                    -------------    --------    -------------    --------   -------------  --------
                                                                      (Amounts in thousands, except per share data)
                                                                                         Unaudited
Revenues                                                $    273     $   273       $    253     $   253        $    306    $    306
Expenses related to the issuance
     of stock options and warrants                       (10,199)     (7,731)       (15,298)     (3,296)       (37,453)     (37,034)
Loss from continuing operations                          (11,047)     (8,579)       (16,665)     (4,663)       (39,673)     (39,254)
Net loss                                                 (11,047)     (8,579)       (16,665)     (4,663)       (39,673)     (39,254)
Basic and diluted net loss per share:
  Loss per share before discontinued operations            (0.36)      (0.28)         (0.55)      (0.15)         (1.23)       (1.22)
  Net loss per share                                       (0.36)      (0.28)         (0.55)      (0.15)         (1.23)       (1.22)

Note 9.  RELATED PARTY TRANSACTIONS

         During 1998 the Company entered into certain transactions with a corporation of which an officer was the father of the Company's then President. The corporation owed the Company $636,395 under a note receivable created upon the sale of residential real estate. All sales to the corporation were made at prices equivalent to third party transactions. During 1999 the remaining balance of $619,395 on the note was written off.

         In connection with consulting services related to the Company's Internet-based, private aviation travel service business provided by Mr. Bert Lance, the father of the Company's former President and Chief Executive Officer, the Company in fiscal 2000 and 1999 granted warrants to purchase 1,600,000 and 400,000 shares, respectively, of its Common Stock to the Bert Lance Grantor Trust. Of these warrants, 400,000 have an exercise price of $.50 per share, 600,000 a $1.75 per share price and 1,000,000 a $4.00 per share price. Subsequent to June 30, 2000, the Bert Lance Grantor Trust assigned, with the Company's consent, 250,000 of these warrants to third parties. In addition, the Company paid consulting fees of $183,000 to Mr. Bert Lance in fiscal 2000.

         In December 1999, the Company settled certain matters regarding residential real estate transactions in prior fiscal years with a former officer, a former director, and the latter's father. In connection with this settlement the Company issued 400,000 shares of common stock to these parties.

NOTE 10.   CONTINGENCIES

Legal Proceedings

         During the normal course of business, the Company is subject to various lawsuits which may or may not have merit. Management intends to defend such suits vigorously and believes that they will not result in any material loss to the Company.

Operating Leases

         During fiscal 1999 the Company leased office space in Tallahassee, Florida and Atlanta, Georgia to conduct its business. The Tallahassee lease terminated on September 30, 1999 in connection with the discontinuation of the Company's residential real estate business. Currently the Company leases space in Atlanta, Georgia. The future minimum payments under the non cancelable leases having an initial or remaining term of more than one year are $111,912, and $52,491 for fiscal 2001 and 2002, respectively.

NOTE 11.    SUBSEQUENT EVENTS

         In August 2000, the Company's Board approved a series of strategic transactions that provided new capital, new management and two related businesses to strengthen FSW's operations and permit the continued development of FSW's existing business.

         On August 25, 2000, the Company acquired the common stock of Internet Aviation Services, Ltd. ("IASL) for 1,750,000 shares of Common Stock (with a then market value of $1,203,125). IASL is a new, leisure and business travel services company which has products and services that compliment those of FSW. IASL has one contract for $9,000,000 to provide air charter services beginning in December 2000. In the IASL acquisition, the Company also received $50,000 cash and experienced executive management. The acquisition will be accounted for using the purchase method of accounting.

         On September 7, 2000, the Company acquired DM Marketing, Inc. ("DMM") for 8,450,000 shares of Common Stock (with a then market value of $12,146,875). DMM operates a telecommunications call center providing telemarketing; help desk and other services for Internet related companies. DMM's call center operations can provide back office support for FSW's private jet travel services business. In the DMM acquisition the Company also received $450,000 in cash. The acquisition will be accounted for using the purchase method of accounting.

         In connection with the IASL and DMM acquisitions, the Company issued 5,000,000 options to purchase its Common Stock to certain executives of IASL and two consultants who provided services in connection with the acquisitions. Of the options issued 3,000,000 have an exercise price of $0.25 per share and 2,000,000 an exercise price of $0.04 per share. These options contain certain registration rights.

         In connection with the acquisition of IASL and DMM, the Company in August 2000, issued 7,070,000 common shares at $0.375 in a private placement transaction. The proceeds of $2,400,000 were net of a 7.5% placement fee and legal expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Ernst & Young LLP replaced Jones and Kolb as the Company's independent auditors on February 14, 2000. Jones and Kolb served as independent auditors of the Company for the fiscal years ended June 30, 1997, 1998, and 1999. The Company's principal accountants' report on the financial statements for the year preceding the dismissal of Jones and Kolb did not contain an adverse opinion or disclaimer opinion, nor was it modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The Company had no discussions with the new accountants as to specific accounting matters or type of opinion that might be rendered, other than those related to the normal engagement of certified accountants.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages (at September 28, 2000), positions and offices held and a brief description of the business experience during the past five years of each person.

         TODD BOTTORFF (age 32) has served as President of the Company since May 5, 2000 and interim Chief Executive Officer since July 2000. From May 1999 through May 14, 2000, Mr. Bottorff was Vice President of Operations at Helios Health.com, a leading Internet-based resource for health care information in health care settings, which Mr. Bottorff co-founded. From August 1995 to May 1999, Mr. Bottorff was a Manager at McKinsey & Company, an international consulting firm.

         SYLVIA A. de LEON (age 50) has served as a director of the Company since December 12, 1999 when she was appointed by the Board to fill the vacancy created by the resignation of Joel A. Goldberg as a director of the Company. Ms. de Leon is a Senior Partner with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., where she has been employed since 1977. Ms. de Leon also serves on the Board of Directors of the National Railroad Passenger Corporation (Amtrak). During the last five years, Ms. de Leon has also served on the National Civil Aviation Review Commission, the National Commission to Ensure a Strong Competitive Airline Industry and the White House Conference on Travel and Tourism, where she co-chaired the infrastructure and investment committee.

         DR. JAMES A. VERBRUGGE (age 59) has served as a director of the Company since January 11, 1999 when he was appointed by the Board to fill the vacancy created by the resignation of a director of the Company. Dr. Verbrugge was elected to the Board at the April 21, 1999 Shareholders Meeting. Dr. Verbrugge is a Professor of Finance and Chairman, Department of Banking and Finance of the University of Georgia, where he has been employed since 1968. Dr. Verbrugge is also actively involved in executive education programs at the University of Georgia and teaches executive education programs at the University of Washington, University of Florida and University of Colorado.

         ARTHUR G. WEISS (age 61) has served as Chairman of the Board of the Company since January 21, 1999 and has served as a director since January 11, 1999 when he was appointed to fill the vacancy created by the resignation of a director of the Company. Mr. Weiss was elected to the Board at the April 21, 1999 Shareholders Meeting. From January 21, 1999 to February 10, 1999, Mr. Weiss also served as President and Chief Executive Officer of the Company. Prior to assuming his positions at the Company, Mr. Weiss was the President and a shareholder of West Side Investors, Inc., which was acquired by the Company in January 1999. Mr. Weiss is a private real estate investor. From March 1993 through April 1994, Mr. Weiss served as Chairman of the board of directors of Medical Resources Companies of America. In addition, Mr. Weiss manages private real estate investments.

         WILLIAM L. WORTMAN (age 53) has served as Vice President and Chief Financial Officer of the Company since June 24, 1999. For the year prior to joining the Company, Mr. Wortman was a partner and general manager of a new car automobile dealership. From prior to 1995 through 1998, Mr. Wortman was Vice President and Chief Financial Officer of A.F.A. Services Corporation, a marketing services company.

         In July 2000 Mr. C. Beverly Lance resigned his positions as Chief Executive Officer and Director. In August 2000 Mr. William B. Astrop resigned from the Board. To date the Company has not filled the vacancies on the Board resulting from the resignations of Mssrs. Lance and Astrop.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and representations that no other reports were required, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2000.

ITEM 10.  EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal years ended 1998, 1999 and 2000 the cash and non-cash compensation awarded, earned or paid by the Company to all individuals serving as Chief Executive Officer of the Company at any time during fiscal year 2000 and all executive officers of the Company or any of its subsidiaries who received salary and bonuses in excess of $100,000 during fiscal year 2000 (collectively, the "Named Executives").

                                                                                          Long-Term
                                                       Fiscal                           Compensation        Other Annual
Name and Principal Position                             Year     Salary     Bonus      Stock Options(8)     Compensation
---------------------------                            ------   --------  ---------   ----------------   -----------------
Arthur G. Weiss, Chairman (1)                           2000    $195,000         --           --           $   83,963(2)
                                                        1999    $ 90,000         --           --           $    9,600

C. Beverly Lance, Chief Executive Officer  (3)          2000    $198,333         --           --           $   57,530(4)
                                                        1999    $ 85,000         --           --           $    9,638

William L. Wortman, Chief Financial Officer  (5)        2000    $133,750    $10,000           --           $    1,125

Mark A. Connor, Chief Executive Officer (6)             1999    $ 35,308         --           --           $   52,148
                                                        1998    $ 61,200         --           --           $  109,360(7)

(1) Mr. Weiss has been Chairman of the Company since January 21, 1999. Mr. Weiss's annual base salary was $180,000. The Salary amount above includes Mr. Weiss's base salary and $15,000 of paid vacation.

(2)      Includes $54,738 of life and long-term disability insurance premiums.

(3) Mr. Lance was President and Chief Executive Officer from February 10, 1999 thru May, 2000 and CEO from February 10, 1999 until his resignation in July 2000. Mr. Lance's annual base salary was $170,000. The Salary amount above includes Mr. Lance's base salary and $28,333 of paid vacation.

(4)      Includes $29,452 of life and long-term disability insurance premiums.

(5) Mr. Wortman has been Vice President and Chief Financial Officer of the Company since June 24, 1999. Mr. Wortman's annual base salary is $150,000.

(6) Mr. Conner was President and Chairman of the Board from February 12, 1996 until January 21, 1999 and was Chief Executive Officer from March 9, 1998 until January 21, 1999. Mr. Conner resigned his positions with the Company on January 21, 1999.

(7)      Includes personal expenses paid by the Company on behalf of Mr. Conner.

(8) In fiscal 2000, the Company's Board approved nonqualified options to purchase Common Stock for Mssrs. Weiss, Lance and Wortman subject to shareholder approval, which approval was not submitted for a shareholders vote at the Annual Meeting held on July 11, 2000. The options of Mssrs. Weiss and Lance were cancelled. The options to purchase 300,000 shares of Common Stock approved by the Board for Mr. Wortman could be approved by stockholders at a later date.

Long-term Compensation - Stock Options

         Messrs. Weiss and Lance were issued stock options in 2000. On July 2, 1999 each received options to purchase 1,700,000 shares of Common Stock at an exercise price of $2.00 per share and on November 26, 1999 each received options to purchase 1,000,000 shares at an exercise price of $4.00 per share. These options vested immediately, but were subject to stockholder approval.

         The following table sets forth information regarding the grant of stock options to the Named Executives during the fiscal year ended June 30, 2000:

OPTION GRANTS IN LAST FISCAL YEAR:  NONE

         The following table sets forth information concerning the value of unexercised options held by the Named Executives as of June 30, 2000.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES:

                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING                    VALUE OF UNEXERCISED
                                                                        UNEXERCISED OPTIONS                   IN-THE-MONEY
                              SHARES ACQUIRED       VALUE                   AT 6/30/00                     OPTIONS AT 6/30/00
  NAME                        ON EXERCISE (#)    REALIZED ($)        EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
  --------                --------------------- --------------  ---------------------------------  ------------------------------
  C. Beverly Lance                  0                  0                700,000/3,700,000                         0/0
  Arthur G. Weiss                   0                  0                700,000/3,700,000                         0/0
  William L. Wortman                0                  0                      -0-/300,000                         0/0

         Subsequent to June 30, 2000, Mssrs. Weiss and Lance agreed to the cancellation of their outstanding options.

COMPENSATION OF DIRECTORS

         Directors of the Company who are not employees of the Company receive compensation of $1,000 per month plus $1,000 for each quarterly Board meeting. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending Board meetings. In fiscal 2000, the Company expensed $62,000 for Director Fees.

         In July 1999, the Company approved non-qualified stock options to purchase an aggregate of 1,200,000 shares of Common Stock at an exercise price of $2.50 per share, in connection with Mr. Astrop's, Mr. Goldberg's and Dr. Verbrugge's services as directors of the Company. The options were granted as follows: options for 400,000 shares to each Mr. Verbrugge and Mr. Astrop and options for 400,000 shares to Four Corners Capital, LLC. (in which Mr. Goldberg has a 25% interest).

         Also in this connection, the Company, in November 1999, approved options to purchase 600,000 shares of Common Stock at an exercise price of $4.00 per share. These options were granted as follows: (i) options for 200,000 shares to Dr. Verbrugge, (ii) options for 200,000 shares to Four Corners Capital, LLC,
(iii) options for 100,000 shares to Mr. Astrop, and (iv) options for 50,000 shares to each of Mr. Astrop's adult children.

         Also in November 1999, the Company granted options to purchase 1,000,000 shares of Common Stock for Ms. deLeon. Of these options, 200,000 have a per share exercise price of $0.4177, 200,000 a per share price of $0.4375, 400,000 a per share price of $2.50, and 200,000 a per share price of $4.00 per share.

         The stock options approved by the Board in fiscal 2000 for the Company's Directors are subject to stockholder approval, which was not obtained at the Annual Meeting held on July 11, 2000. As a result, the options granted to directors in fiscal 2000 are not currently exercisable but could be approved by the stockholders at a later date.

EMPLOYMENT CONTRACTS

         On May 2, 2000 the Company entered an employment agreement ("the Agreement") with Mr. Bottorff. The Agreement provides for an annual base salary of $160,000, an option to purchase 500,000 shares of the Company's Common Stock at $1.4375 per share, and a term of one year. The Agreement renews automatically unless 90 day written notice is given by either party. Also, the Agreement provides for separation pay up to 12 months depending upon the reason for termination.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 28, 2000 by:
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

           Name                                                 Shares of Common Stock Beneficially Owned (1)
--------------------------------                               ----------------------------------------------
                                                                       Number                  Percent
                                                                      ---------                -------
Wendell M. Starke Trust (2)                                           4,800,000                  9.4%

Michael Pruitt  (3)                                                   4,225,000                  8.3

Darek Childress (4)                                                   4,225,000                  8.3

Four Corners Capital, LLC (5)                                         3,814,842                  7.1

Johnny C. Godley (6)                                                  2,550,000                  5.0

William C. Morris (7)                                                 2,550,000                  5.0

Sylvia A. deLeon ++(8)                                                      -0-                  -0-

Dr. James A. Verbrugge ++ (9)                                           200,000                    *

Arthur G. Weiss ++(10)                                                1,550,000                  3.0

William L. Wortman (11)                                                     -0-                  -0-

All Current Executive Officers and Directors as a Group               1,750,000                  3.4
(7 Persons) (12)

---------------

++    Director of the Company
*     Less than 1%

(1) Information as to beneficial ownership of Common Stock has either been furnished to the Company by or on behalf of the indicated person or is taken from reports on file with the Securities and Exchange Commission ("SEC").

(2) Based upon its Schedule 13D/A filed on July 2, 1999, Wendell M. Starke is the trustee of the Wendell M. Starke Trust, which owns 4,800,000 shares. The trust's address is 4300 Paces Ferry Road, Suite 500, Atlanta, Georgia, 30339.

(3) Represents shares issued in connection with the Company's acquisition of DMM. Mr. Pruitt's address is 5935 Carnegie Boulevard, Suite 101, Charlotte, North Carolina, 28209.

(4) Represents shares issued in connection with the Company's acquisition of DMM. Mr. Childress' address is 9530 Nims Lane, Pensacola, Florida, 32534.

(5) Includes warrants to purchase 3,799,866 shares. Excludes 800,000 shares issuable upon exercise of options that are subject stockholders approval and are not exercisable on or within 60 days of September 28, 2000. The address of Four Corners Capital, LLC is 10 Burton Hills Boulevard, Suite 120, Nashville, Tennessee, 37215.

(6) Includes 300,000 shares owned by Godley Morris Group, LLC of which Mr. Godley is a Managing Member, and, in such capacity, shares voting and investment power over such shares. Includes shares owned by each of the following entities in which Mr. Godley is the Managing Member, and, in such capacity, has sole voting and investment power over such shares. Johnny Godley's Kids, LLC - 750,000 shares, Frankie Godley's Kids, LLC
         - 750,000 shares, and Jimmy Godley's Kids, LLC - 750,000 shares. Mr. Godley's address, and the address of each such entity is 4918 Rozzell Ferry Road, Charlotte, North Carolina, 28216.

(7) Includes 300,000 shares owned by the Godley Morris Group, LLC of which Mr. Godley is a Managing Member, and, in such capacity, shares voting and investment power over such shares. Mr. Morris' address is 307 Scotland Road, Lake City, South Carolina, 29560.

(8) Excludes 1,000,000 shares issuable upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 2000.

(9) Represents 200,00 shares issuable upon the exercise of options that are exercisable on or within 60 days of September 28, 2000. Excludes 800,000 shares issuable upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 2000.

(10) Excludes 2,350,000 shares owned by Mr. Weiss' adult children of which shares Mr. Weiss disclaims beneficial ownership.

(11) Excludes 300,000 shares issuable upon exercise of options that are subject to stockholders approval and are not exercisable on or within 60 days of September 28, 2000.

(12) Excludes 2,600,000 shares issuable upon exercise of options that are subject to stockholder approval and are not exercisable on or within 60 days of September 28, 2000.

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

         In January 1999, the Company acquired 100 percent (100%) of the issued and outstanding shares of West Side Investors, Inc., a Georgia corporation which owns P & W Stonebridge, LLC and P & W Headland, LLC, which own respectively, the Stonebridge Village Shopping Center located in Dekalb County, Georgia and the Headland-DeLowe Shopping Center located in Atlanta, Georgia. Arthur G. Weiss was the President of West Side Investors, Inc. and, together with his adult children, owned one hundred percent (100%) of the issued and outstanding Common stock of West Side Investors, Inc. (the "West Side Stock") prior to the transaction. The purchase price for the West Side Stock was the issuance of 3,100,000 shares of the Company's Common Stock as follows: Arthur G. Weiss, 1,550,000 shares; Charles G. Weiss, 775,000 shares and Caroline Weiss Kyriopolous, 775,000 shares. The two shopping centers have an appraised value of $9,130,000 and are subject to a $7,886,000 non-recourse participating mortgage entitling the lender to 50% of the profits realized from shopping centers. The consideration paid was determined as a result of arms-length negotiations prior to Mr. Weiss becoming a stockholder, director or officer of the Company.

         In connection with consulting services related to the Company's Internet-based, private aviation travel service business provided by Mr. Bert Lance, the father of the Company's President and Chief Executive Officer, the Company in fiscal 2000 and 1999 granted warrants to purchase 1,600,000 and 400,000 shares, respectively, of its Common Stock to the Bert Lance Grantor Trust. In addition, the Company paid consulting fees of $183,000 to Mr. Bert Lance in fiscal 2000. In August 2000, the Bert Lance Grantor Trust assigned 250,000 of such warrants to an unrelated third party, with the Company's consent, and such warrants were exercised for cash proceeds of $125,000 to the Company.

         In January 1999, the Company acquired 100 percent (100%) of the total issued and outstanding common stock of PDK Properties, Inc., a Georgia corporation (the "PDK Stock") which owns 100 percent (100%) of Stratos Inns, LLC, a Georgia limited liability company, located in Atlanta, Georgia. The purchase price for the PDK Stock was the issuance of 3,600,000 shares of the Company's Common Stock to the Lance Children's Trust, of which Mr. C. Beverly Lance is trustee. The consideration paid was determined as a result of arms-length negotiations prior to Mr. C. Beverly Lance becoming a stockholder, officer or director of the Company.

         In January 1999, the Company closed the sale of its wholly-owned subsidiary, Henry Holdings, Inc., a Florida corporation (the "Subsidiary") to Mr. Conner, in exchange for 5,000,000 shares of Common Stock that were held by Mr. Conner. In accordance with the terms of the acquisition agreement, Mr. Conner received cash and property with value of $1,928,292.

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

         In January 2000, the Company entered into a common stock purchase agreement (the "Four Corners Purchase Agreement") with Four Corners which provides for an equity financing package consisting of the sale of restricted Common Stock and warrants. Under the terms of the Four Corners Purchase Agreement, Four Corners purchased from the Company, for an aggregate purchase price of $1 million, 165,070 shares of restricted Common Stock, and warrants to purchase up to 2,723,668 shares of Common Stock. In connection with the Four Corners Purchase Agreement, the Company entered into a Registration Rights Agreement with respect to the Common Stock purchased by Four Corners and the Common Stock underlying all options or warrants held by Four Corners. The terms of the Purchase Agreement were the result of arms' length negotiations between the parties. Mr. Goldberg, a former director of the Company, owns a 25% interest in Four Corners.

         In connection with the equity financing provided by the Four Corners Purchase Agreement and the Company's $5,000,000 private placement of Common Stock in January 2000, the Company agreed to pay Four Corners a fee or services provided to the Company equal to 6% of the proceeds actually received by the Company and to reimburse Four Corners for expenses relating to the financing. In fiscal 2000, the Company paid fees to Four Corners in the amount of $360,000 and has reimbursed Four Corners for approximately $58,000 in expenses.

         In a series of transactions consummated during the 1999 fiscal year, Mark Conner (a former chief executive officer of the Company) and a former officer of the Company purchased real property assets used in connection with certain discontinued operations of the Company with an aggregate book value of $16 million and assumed all related mortgage indebtedness. The Company received cash, notes receivable or Common Stock in these transactions. As of June 30, 1999, the Company held notes receivable for $465,000 with respect to these transactions, and received payment in full subsequent thereto. In fiscal 2000, the Company sold additional assets of discontinued operations with a carrying value of $400,000 for cash and other assets of discontinued operations for $1 million in notes receivable plus assumption of approximately $2.2 million in mortgage indebtedness. At June 30, 2000, the aggregate note balance was $900,000 which amount was fully reserved as uncollectible by the Company due to Mr. Conner's inability to obtain financing to complete the plan development of property. These transactions were entered into with entities in which the former chief executive officer and former officer are investors. All such transactions were the result of arms' length negotiations.

         In December 1999 the Company issued 400,000 shares of restricted Common Stock from treasury to certain parties including Langdon Flowers, Jr. (a former director of the Company), Mr. Flower's father and a former officer of the Company. The shares were issued pursuant to an agreement that resolved outstanding issues related to certain transactions involving the Company's discontinued real estate operations, which reduced the related asset valuations, by $193,000. The transaction was the result of arms' length negotiations. In connection therewith, the Company entered into a Registration Rights Agreement providing the holders of such shares with certain registration rights.

         During fiscal year 1999, the Company wrote off the $619,395 balance remaining on a note owned by a corporation, and officer of which is Mr. Conner's father. The note was given in connection with the sale during the 1998 fiscal year of certain real property owned by the Company, the terms of which were at prevailing market prices.

         In fiscal 2000, the Company advanced $275,100 in anticipation of an equity investment in a newly formed entity that would acquire private jets for use in connection with flights arranged thru the Company's Private Seats(TM) program. The entity was formed and managed by Four Corners. Due to the Company's inability to raise adequate capital to complete the planned acquisition of aircraft, these advances were written off as of June 30, 2000.

PART IV

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit
      Number      Exhibit Description
      -------     --------------------
         2.1      Agreement and Plan of Reorganization dated as of December 28,
                  1998 among the Company, Arthur Weiss and Kay Weiss and West
                  Side Investors, Inc. (incorporated herein by reference to
                  Exhibit 2.1 to the Company's Current Report on Form 8-K filed
                  January 19, 1999).

         2.2 Agreement and Plan of Reorganization by and among the Company, the Lance Children's Trust and PDK Properties, Inc.
                  (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 25, 1999).

         2.3 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd.
                  (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2000).

         2.4 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Four Corners Capital, LLC
                  (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2000).

         2.5 Stock Purchase Agreement dated as of August 16, 2000 between the Company, DM Marketing, Inc., Michael Pruitt and Darek
                  Childress (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 22,
                  2000).

         2.6 Stock Purchase Agreement dated as of August 11, 2000 between the Company, Internet Aviation Services, Ltd. And Caliente
                  Consulting (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 22,
                  2000).

         3.1      Restated Certificate of Incorporation of Registrant
                  (incorporated by reference to Exhibit 3(i) to the Company's
                  Quarterly Report on Form 10-QSB for the period ended December
                  31, 1998).

         3.2      Certificate of Ownership and Merger merging PT Merger Corp.
                  into Proactive Technologies, Inc. amending the Restated
                  Certificate of Incorporation to change Registrant's name to

                  flightserv.com (incorporated herein by reference to Exhibit
                  3.2 to the Company's Annual Report on Form 10-KSB filed
                  September 28, 1999).

         3.3      Certificate of Amendment to the Restated Certificate of
                  Incorporation, of the Company.

         3.4      Amended and Restated Bylaws of the Company.

         4.1      Registration Rights Agreement between the Company and the
                  Wendell M. Starke Trust (incorporated by reference to Exhibit
                  99 to the Schedule 13D filed by the Wendell M. Starke Trust on
                  January 29, 1999).

         4.2      Registration Rights Agreement between the Company and the
                  Godley-Morris Group, LLC (incorporated by reference herein to Exhibit 4.1 hereof the terms of which are substantially similar).

         4.3 Registration Rights Agreement dated January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. and Four
                  Corners Capital, LLC (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed
                  January 28, 2000).

         4.4      Registration Rights Agreement between the Company and Langdon
                  Flowers, Jr., Langdon Flowers, Sr., and George McIntosh dated
                  December 31, 1999 (incorporated herein by reference to Exhibit
                  4.2 to the Company's Quarterly Report on Form 10-QSB filed
                  February 14, 2000).

         4.5      Registration Rights Agreement between the Company and
                  Worldspan, L.P. dated June 26, 2000.

         4.6 flightserv.com 2000 Stock Option Plan (incorporated herein by reference to the Company's Definitive Proxy Statement on
                  Schedule 14A filed June 19, 2000.

         10.1     Stock Exchange Agreement between the Company and Mark A.
                  Conner dated January, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed February 5, 1999).

         10.2     Stock Purchase Agreement dated June, 1999 between the Company,
                  Inland Communities, Inc. and Regional Developers of Albany,
                  Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 15, 1999).

         10.3     Stock Purchase Agreement dated June, 1999 between the Company,
                  Inland Communities, Inc. and Barrier Dunes Development
                  Corporation (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 15,
                  1999).

         10.4     Deposit Receipt and Contract for Sale and Purchase dated June,
                  1999 between Regional Developers, Inc. and Inland Communities,
                  Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed July 15, 1999).

         10.5     Master Executive Protection Agreement between the Company and
                  Vance Protection, Inc. dated June 23, 1999 (incorporated herein by reference to Exhibit 10.5 to the Company's Annual
                  Report on Form 10-KSB filed September 28, 1999).

         10.6 Preferred Hospitality Partners agreement between the Company and the Ritz-Carlton Hotel Company, LLC dated September, 1999
                  (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB filed September 28,
                  1999).

         10.7 Form of Officer/Director Non-Qualified Option Agreement dated February 10, 1999 (incorporated herein by reference to Exhibit 10.7 10.7 to the Company's Annual Report on Form
                  10-KSB filed September 28, 1999).

         10.8     Form of Officer/Director Non-Qualified Option Agreement dated
                  April 16, 1999 (incorporated herein by reference to Exhibit
                  10.8 to the Company's Annual Report on Form 10-KSB filed
                  September 28, 1999).

         10.9     Form of Officer/Director Non-Qualified Option Agreement dated
                  July 2, 1999 (incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed September
                  28, 1999).

         10.10    Schedule of Option Agreements granted in February, April and
                  July, 1999 (incorporated herein by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB filed September
                  28, 1999.

         10.11    Form of Officer/Director Non-Qualified Option Agreement dated
                  December 2, 1999 (incorporated herein by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-QSB filed
                  February 14, 2000).

         10.12    Schedule of Option Agreements granted December 2, 1999
                  (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed February 14,
                  2000).

         10.13    Employment Agreement between the Company and Mr. Todd
                  Bottorff (represents a compensatory plan or arrangement).

         10.14    Agreement between the Company and Arthur G. Weiss dated July
                  27, 2000 (represents a compensatory plan or arrangement).

         10.15    Agreement between the Company and C. Beverly Lance dated July
                  27, 2000 (represents a compensatory plan or arrangement).

         16.1     Change in Accountants - Letter from Jones and Kolb dated
                  February 17, 2000 (incorporated herein by reference to Exhibit
                  16.1 to the Company's Current Report on Form 8-K filed
                  February 17, 2000.)

         21.1     Subsidiaries of the Company


         27.1     Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K and 8-K/A

      (i) The Company filed the following reports on Form 8-K with the Securities and Exchange Commission during the quarter ended June 30, 2000: NONE

      (ii) The Company filed a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2000 reporting the acquisition of DM Marketing, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              flightserv.com



Date:    September 28, 2000                   By: /s/ Arthur G. Weiss
                                                 -------------------------------
                                                 Arthur G. Weiss
                                                 Chairman of the Board

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    September 28, 2000                   By: /s/ Arthur G. Weiss
                                                 -------------------------------
                                                 Arthur G. Weiss
                                                 Chairman of the Board


Date:    September 28, 2000                   By: /s/ C. Todd Bottorff
                                                 -------------------------------
                                                 C. Todd Bottorff
                                                 President/CEO
                                                 (principal executive officer)


Date:    September 28, 2000                   By: /s/ William L. Wortman
                                                 -------------------------------
                                                 William L. Wortman
                                                 Vice President and Chief
                                                 Financial Officer
                                                 (principal financial and
                                                 accounting officer)


Date:    September 27, 2000                   By: /s/ Sylvia A. de Leon
                                                 -------------------------------
                                                 Sylvia A. de Leon
                                                 Director


Date:    September 27, 2000                   By: /s/ Dr. James A. Verbrugge
                                                 -------------------------------
                                                 Dr. James A. Verbrugge
                                                 Director