Form 10QSB/A
period 1999-09-30
FLIGHTSERV COM
filed 2000-10-12
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended September 30, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                       --------------   ----------
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

                           ITEM 1. Consolidated Financial Statements-As
                                   Restated (Unaudited)

                                   Consolidated Balance Sheet
                                   September 30, 1999 and June 30, 1999                 3

                                   Consolidated Statements of Income
                                   For the Three Months
                                   Ended September 30, 1999 and 1998                    4

                                   Consolidated Statements of Cash Flows
                                   For the Three Months Ended
                                   September 30, 1999 and 1998                          5

                                   Notes to Consolidated Financial Statements         6-9

                           ITEM 2. Management's Discussion and Analysis
                                   Of Financial Condition and Results of
                                   Operations                                        9-13

                   PART II         OTHER INFORMATION

                           ITEM 1. Legal Proceedings                                   13

                           ITEM 2. Changes in Securities                               14

                           ITEM 3. Defaults Upon Senior Securities                     14

                           ITEM 4. Submission of Matters to a Vote of Security
                                   Holders                                             14

                           ITEM 5. Other Information                                   14

                           ITEM 6. Exhibits and Reports on Form 8-K                    14

                         FLIGHTSERV.COM AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                            (AS RESTATED SEE NOTE 6)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS
                                                                                            September 30,     June 30,
                                                                                                1999            1999
                                                                                            -------------    ---------
               Cash and cash equivalents                                                      $  2,127       $   3,486
               Accounts and notes receivable                                                     1,036             914
               Net assets (liabilities) of discontinued operations                                (368)            123
               Deferred costs and other assets                                                     593             470
               Predevelopment costs                                                              1,090           1,085
               Property and equipment, net                                                       8,632           8,414
                                                                                              --------       ---------

                                Total assets                                                  $ 13,110       $  14,492
                                                                                              ========       =========


                          LIABILITIES AND SHAREHOLDERS' EQUITY

               Liabilities:
                  Notes payable                                                               $  7,801       $   7,830
                  Accounts payable and accrued expenses                                            217             631
                  Accrued interest payable                                                         771             862
                                                                                              --------       ---------

                                Total liabilities                                                8,789           9,323
                                                                                              --------       ---------
               Commitments and contingent liabilities

               Shareholders' equity:
                  Common stock, $.04 par value, 60,000,000 shares authorized,
                     30,543,235 issued and outstanding                                           1,264           1,264
                  Additional paid-in capital                                                    25,821          18,090
                  Retained (deficit)                                                           (22,432)        (13,853)
                  Treasury stock - at cost (1,050,000 shares)                                     (332)           (332)
                                                                                              --------       ---------

                                Total shareholders' equity                                       4,321           5,169
                                                                                              --------       ---------

                                Total liabilities and shareholders' equity                    $ 13,110       $  14,492
                                                                                              ========       =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                            (AS RESTATED SEE NOTE 6)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                     1999              1998*
                                                                                 ------------      ------------
         Revenue and other income:
           Sales                                                                 $         --      $         --
           Other income                                                                   273                --
                                                                                 ------------      ------------

                    Total revenues                                                        273                --
                                                                                 ------------      ------------

         General and administrative expenses                                              900                45
         Expense related to issuance of stock options and warrants                      7,731                --
         Depreciation and amortization                                                    142                --
         Interest expense                                                                  79                --
                                                                                 ------------      ------------

                    Loss before income taxes and discontinued operations               (8,579)              (45)
         Income tax expense                                                                --                --
                                                                                 ------------      ------------

                  Net loss before discontinued operations                              (8,579)              (45)
         Loss from discontinued operations                                                 --              (303)
                                                                                 ------------      ------------

                     Net loss                                                    $     (8,579)     $       (348)
                                                                                 ============      ============
         Basic and diluted loss per share:
            Loss per share before discontinued operations                        $       (.28)     $         --
            Discontinued operations                                                        --              (.02)
                                                                                 ------------      ------------

                     Net loss                                                    $       (.28)     $       (.02)
                                                                                 ============      ============

           Weighted average shares outstanding                                     30,543,235        16,499,253
                                                                                 ============      ============

          * Reclassified

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (AS RESTATED SEE NOTE 6)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                              1999           1998*
                                                                                           ---------        ------
              Cash flows from operating activities:
                Loss before discontinued operations                                        $  (8,579)       $  (45)
                Adjustments to reconcile net income to net cash provided
                   by operating activities:
                    Depreciation and amortization                                                142            --
                    Expense related to issuance of stock options and warrants                  7,731            --
                Changes in operating assets and liabilities:
                    Accounts and notes receivables                                              (122)
                    Deferred costs and other assets                                             (199)           --
                    Accounts payable and accrued expenses                                       (414)
                    Accrued interest payable                                                     (91)           --
                                                                                           ---------        ------
                    Cash used by operating activities before discontinued operations          (1,532)          (45)

                Discontinued operations, net                                                     490           811
                                                                                           ---------        ------
                            Net cash provided (used) by operating activities                  (1,042)          766
                                                                                           ---------        ------
              Cash flows from investing activities:
                Purchase of property and equipment                                              (283)           --
                Predevelopment costs                                                              (5)           --
                Investing activities of discontinued operations, net                              --           (14)
                                                                                           ---------        ------

                            Net cash used by investing activities                               (288)          (14)
                                                                                           ---------        ------

              Cash flows from financing activities:
                Principal debt payments                                                          (29)           --
                Financing activities of discontinued operations, net                              --          (754)
                                                                                           ---------        ------

                            Net cash used by financing activities                                (29)         (754)
                                                                                           ---------        ------

              Net decrease in cash and cash equivalents                                       (1,359)           (2)
              Cash and cash equivalents at beginning of period                                 3,486           100
                                                                                           ---------        ------

              Cash and cash equivalents at end of period                                   $   2,127        $   98
                                                                                           =========        ======

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

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 8,635,000 shares of Common Stock were outstanding at September 30, 1999. Outstanding option and warrants could potentially dilute basic earnings per share in the future but have not been included in the computation of diluted net loss per share in the September 1999 quarter as the impact would have been antidilutive.

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

         Following is a summary of the Net Assets of Discontinued Operations (in thousands):

                                                   September 30,     June 30,
                                                       1999            1999
                                                   -------------     --------
          Real estate inventories                     $  132          $  4,596
          Accounts and notes receivable                1,000                --
          Investments in real estate equity               --               677
          securities
          Notes and accrued interest payable            (763)           (4,450)
          Estimated expenses and other
          liabilities                                   (737)             (700)
                                                      ------          --------
                                                      $ (368)         $    123
                                                      ======          ========

NOTE 4.  STOCK OPTIONS AND WARRANTS

         In fiscal 1999, FSW issued nonqualified stock options to purchase 2,000,000 shares of its Common Stock at an exercise rate of $0.44 per share to directors and certain officers. No options were exercised in the quarter ended September 30, 1999. All of the options have a 10-year term and were fully vested at September 30, 1999.

         In connection with its new private aviation travel services business FSW issued warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. The following table summarizes the outstanding warrants issued to outside third parties:

                          9/30/99                 6/30/99
                   ---------------------    ------------------
                                  Option                Option
                     Shares        Price      Shares     Price
                   ---------      ------    ---------   ------
                     200,000      $  .42      200,000   $  .42
                     200,000         .44      200,000      .44
                   1,450,000         .50    1,450,000      .50
                     400,000         .75      400,000      .75
                   2,985,000        1.75      100,000     1.75
                     400,000        2.50           --     2.50
                   ---------                ---------
                   5,635,000                2,350,000
                   =========                ==========

All of the warrants issued to date by FSW are exercisable, except for 50,000 warrants at an exercise price of $.50 that vest over two years.

Following is a summary of certain information regarding the Company's options and warrants for the quarter ended September 30, 1999:

                                                                                                 Weighted
                                                                  Weighted        Weighted        Average
                                                                   Average         Average       Remaining
                                                                  Exercise       Grant-date     Contractual
                                                    Number          Price        Fair Value        Life
                                                  ---------       --------       -----------    -----------
        Outstanding at beginning of period        4,350,000         $ 0.52             --               --

        Grants during the year:
         Exercise price equal to market             400,000         $ 2.50         $ 1.82               --
         Exercise price below market              2,885,000         $ 1.75         $ 2.34               --
                                                  ---------

          Total granted during the period         3,285,000         $ 1.84             --               --
                                                  ---------

        Outstanding at end of period:
         Exercisable at $.43 to $1.00             4,250,000         $ 0.47             --        9.0 years
         Exercisable at $1.75 to $2.50            3,385,000         $ 1.84             --        9.9 years
                                                  ---------

          Outstanding at end of period            7,635,000         $ 1.01             --              --
                                                  ---------

         The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No.123. Pro-forma information regarding FASB No. 123 is not presented because the stock options granted during the year ended June 30, 1999 were fully vested and there were no stock options issued during the three months ended September 30, 2000. For the options and warrants issued to non-employees, the fair value of each award has been estimated using the same assumptions. The total compensation cost recognized during the quarter ended September 1999 for these awards was $7,731,000.

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

NOTE 6.  RESTATEMENT

The Company has revised previously reported financial statements to reflect compensation expense which should not have been recorded in connection with granting certain stock options and warrants. At the July 11, 2000 Annual Meeting, the Company did not obtain shareholder approval related to 12,025,000 options to purchase its Common Stock previously proposed to be issued. As a result of shareholder approval not being obtained related to such stock options and warrants the Company has restated its previously filed Form 10-Q. The following summarizes the revisions to the Consolidated Statements of Operations (in thousands, except per share data):

                                                         Three Months Ended
                                                       ------------------------
                                                       As Previously      As
                                                         Reported      Restated
                                                       -------------   --------
                                                             (Unaudited)
             Revenues                                   $    273       $   273
             Expenses related to the issuance
                  of stock options and warrants          (10,199)       (7,731)
             Loss from continuing operations             (11,047)       (8,579)
             Net loss                                    (11,047)       (8,579)
             Basic and diluted net loss per share:
               Loss per share before discontinued          (0.36)        (0.28)
               operations
               Net loss per share                          (0.36)        (0.28)

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

         In the quarter ended September 30, 1999, the Company issued stock options to officers and directors and warrants to outside third parties and recognized $7,731,000 of related non-cash expense.

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

Liquidity and Capital Resources

         The net operating loss in the quarter ended September 30, 1999 of $8,579,000 was partially offset by a $7,731,000 increase in paid-in capital related to the issuance of stock options and warrants. As a result, stockholders' equity decreased $848,000 in the quarter ended September 30, 1999.

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

         The market price of the Company's Common Stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors including the announcement by the Company of future partnership agreements or other corporate developments, the limited number of freely tradable shares in public hands, and the timing and successful implementation of the Web site. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted Common stock or shares underlying options and warrants that have been issued by the Company. Approximately 20,000,000 issued and outstanding shares of the Company's Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted securities without the volume limitations, after the shares have been held for at least two years. In addition, the Company has issued warrants and options which, if exercised, could result in up to an additional 8,635,000 shares of the Company's Common Stock.

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

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index of Exhibits

         27 Financial Data Schedule (for SEC use only)*

          * Previously filed

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



                                    flightserv.com
                                    (Registrant)

Date:  October 11, 2000             By:  /s/   William L. Wortman
                                       --------------------------
                                       William L. Wortman
                                       Vice President and
                                       Chief Financial Officer