Form 10QSB/A
period 1999-12-31
FLIGHTSERV COM
filed 2000-10-12
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended December 31, 1999


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from              to
                                        -------------  --------------

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

                 ITEM 1   Consolidated Financial Statements -As
                          Restated (unaudited)

                          Consolidated Balance Sheet
                          December 31, 1999 and June 30, 1999                                      3

                          Consolidated Statements of  Operations
                          For the Three and Six Months
                          Ended December 31, 1999 and 1998                                         4

                          Consolidated Statements of Cash Flows
                          For the Six Months Ended
                          December 31, 1999 and 1998                                               5

                          Notes to Consolidated Financial Statements                            6-10

                 ITEM 2   Management's Discussion and Analysis Of
                          Financial Condition and Results of Operations                        10-14

     PART II              OTHER INFORMATION

                 ITEM 1   Legal Proceedings                                                       14

                 ITEM 2   Changes in Securities                                                   14

                 ITEM 3   Defaults Upon Senior Securities                                         14

                 ITEM 4   Submission of Matters to a Voice of Security                            14
                          Holders

                 ITEM 5   Other Information                                                       15

                 ITEM 6   Exhibits and Reports on Form 8-K                                        15

                         FLIGHTSERV.COM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            (AS RESTATED SEE NOTE 7)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                     ASSETS

                                                                       December 31,    June 30,
                                                                          1999           1999
                                                                      ------------    ----------
                                                                       (unaudited)
Cash and cash equivalents                                               $  1,240       $  3,486
Accounts and notes receivable                                              1,059            914
Net assets (liabilities) of discontinued operations                         (203)           123
Deferred costs and other assets                                              748            470
Predevelopment costs                                                       1,100          1,085
Property and equipment, etc                                                8,871          8,414
                                                                        --------       --------

             Total assets                                               $ 12,815       $ 14,492
                                                                        ========       ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                                                       $  7,772       $  7,830
    Accounts payable and accrued expenses                                    245            631
    Accrued interest payable                                                 711            862
                                                                        --------       --------

       Total liabilities                                                   8,728          9,323
                                                                        --------       --------

Commitments and contingent liabilities

Shareholders' equity:
    Common stock, $.04 par value, 60,000,000 share authorized,
    31,297,281 and 30,543,235 issued and outstanding, respectively         1,271          1,264
    Additional paid-in capital                                            30,064         18,090
    Accumulated deficit                                                  (27,095)       (13,853)
    Treasury stock - at cost (484,930 and 1,050,000 shares,                 (153)          (332)
    respectively)                                                       --------       --------

       Total shareholders' equity                                          4,087          5,169
                                                                        --------       --------

            Total liabilities and shareholders' equity                  $ 12,815       $ 14,492
                                                                        ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                            (AS RESTATED SEE NOTE 7)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                  Three Months                          Six Months
                                                       -------------------------------       -------------------------------
                                                           1999              1998*               1999               1998*
                                                       ------------       ------------       ------------       ------------
Revenue and other income:
  Sales                                                $         --       $         --       $         --       $         --
  Other income                                                  253                 --                526                 --
                                                       ------------       ------------       ------------       ------------
     Total revenues                                             253                 --                526                 --
                                                       ------------       ------------       ------------       ------------

General and administrative expenses                           1,311                 72              2,211                117
Expenses related to issuance of stock options and             3,296                 --             11,027                 --
 warrants
Depreciation and amortization                                   147                 --                289                 --
Interest expense                                                162                 --                241                 --
                                                       ------------       ------------       ------------       ------------

   Net loss before discontinued operations                   (4,663)               (72)           (13,242)              (117)
Loss from discontinued operations                                --             (5,227)                --             (5,530)
                                                       ------------       ------------       ------------       ------------

     Net loss                                          $     (4,663)      $     (5,299)      $    (13,242)      $     (5,647)
                                                       ============       ============       ============       ============

Basic and diluted net loss per share:
 Loss per share before discontinued operations         $       (.15)                --       $       (.43)                --
 Discontinued operations                                         --       $       (.33)                --       $       (.35)
                                                       ------------       ------------       ------------       ------------

     Net loss                                          $       (.15)      $       (.33)      $       (.43)      $       (.35)
                                                       ============       ============       ============       ============


Weighted average shares outstanding                      30,551,431         15,970,474         30,547,333         15,970,474
                                                       ============       ============       ============       ============

         * Reclassified

         The accompany notes are an integral part of these consolidated financial statements.

                         FLIGHTSERV.COM AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                            (AS RESTATED SEE NOTE 7)
                                 (IN THOUSANDS)

                                                                                  1999            1998*
                                                                               ----------       ---------
Cash flows from operating activities:
  Loss before discontinued operations                                          $ (13,242)       $   (117)
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                    289               --
   Expense related to issuance of stock options and warrants                     11,027               --
  Changes in operating assets and liabilities:
   Accounts and notes receivables                                                  (145)              --
   Deferred costs and other assets                                                 (429)              --
   Accounts payable and accrued expenses                                           (447)              --
   Accrued interest payable                                                        (151)              --
                                                                               --------          -------

         Cash used in operating activities before discontinued operations        (3,098)            (117)

Discontinued operations, net                                                        519            6,098
                                                                               --------          -------

           Net cash (used in) provided by operating activities                   (2,579)           5,981
                                                                               --------          -------
Cash flows from investing activities:
  Purchases of property and equipment                                              (594)              --
  Predevelopment costs                                                              (15)              --
  Investing activities of discontinued operations, net                               --              (22)
                                                                               --------          -------

           Net cash used in investing activities                                   (609)             (22)
                                                                               --------          -------
Cash flows from financing activities:
  Principal debt payments                                                           (58)              --
  Sale of common stock                                                            1,000               --
  Financing activities of discontinued operations, net                               --           (5,647)
                                                                               --------          -------

         Net cash  provided by (used in) financing activities                       942           (5,647)
                                                                               --------          -------

Net (decrease) increase in cash and cash equivalents                             (2,246)             312
Cash and cash equivalents at beginning of period                                  3,486              100
                                                                               --------          -------

Cash and cash equivalents at end of period                                     $  1,240         $    412
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

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 8,635,000 shares of Common stock were outstanding at December 31, 1999. Outstanding options and warrants could potentially dilute EPS in the future but have not been included in the computation of diluted net loss per share in the December 1999 periods as the impact would have been antidilutive.

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

Following is a summary of the net assets (liabilities) of discontinued operations (in thousands):

                                                    December 31,   June 30,
                                                        1999         1999
                                                    ------------   --------
           Real estate inventories                    $   132       $ 4,596
           Accounts and notes receivable                1,000            --
           Investments in real estate equity               --           677
           securities
           Notes and accrued interest payable            (783)       (4,450)
           Estimated expenses and other liabilities      (552)         (700)
                                                      -------       -------

                                                      $  (203)      $   123
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

NOTE 5.  STOCK OPTIONS AND WARRANTS

In fiscal 1999, FSW issued nonqualified stock options to purchase 2,000,000 of its Common Stock at an exercise price of $0.44 per share to directors and certain officers. Options to purchase 200,000 shares were exercised in December 1999. The 1,800,000 options outstanding have a 10-year term and were fully vested at December 31, 1999.

In connection with its new private jet aviation travel services business, FSW issued in fiscal 1999 and the six months ended December 31, 1999 warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. The following table summarizes the outstanding warrants issued to outside third parties:

                           12/31/99                 6/30/99
                   -----------------------  ----------------------
                                   Option                  Option
                     Shares         Price     Shares        Price
                   ---------      --------  ----------     -------
                     200,000       $ 0.42      200,000     $ 0.42
                     200,000         0.44      200,000       0.44
                   1,450,000         0.50    1,450,000       0.50
                     400,000         0.75      400,000       0.75
                   2,985,000         1.75      100,000       1.75
                     400,000         2.50           --         --
                   1,200,000         4.00           --         --
                   ---------                 ---------

                   6,835,000                 2,350,000
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

Following is a summary of certain information regarding the Company's outstanding options and warrants:

                                                Weighted   Weighted
                                                 Average    Average    Remaining
                                                Exercise  Grant-date  Contractual
                                      Number      Price   Fair Value     Life
                                    ---------   --------  ----------  -----------
    Outstanding at 6/30/99          4,350,000    $  .52          --            --
                                    ---------

    Grants during the period:
     Exercise price equal to          400,000    $ 2.50      $ 1.82            --
        market
     Exercise price below market    4,085,000    $ 2.41      $ 3.34            --
                                    ---------

    Total granted                   4,485,000    $ 2.42          --            --
                                    ---------

    Exercised during the period       200,000    $ 0.44          --            --
                                    ---------

    Outstanding at 12/31/99:
     Exercisable at $.42 to $1.00   4,050,000    $ 0.49          --     9.2 years
     Exercisable at $1.75 to $2.50  3,385,000    $ 1.84          --     9.7 years
     Exercisable at $4.00           1,200,000    $ 4.00          --     9.7 years
                                    ---------

    Outstanding at 12/31/99         8,635,000    $ 1.45          --            --
                                    ---------

The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. Pro-forma information regarding FASB No. 123 is not presented because the stock options granted during the year ended June 30, 1999 were fully vested and there were no stock options issued during the six months ended December 31, 2000. For the options and warrants issued to non-employees, the fair value of each award has been estimated using the same assumptions. The total compensation cost recognized during the three and six months periods ended December 31, 1999 for these awards was $3,296,000 and $11,027,000, respectively.

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

NOTE 7. RESTATEMENT

The Company has revised previously reported financial statements to reflect compensation expense which should not have been recorded in connection with granting certain stock options and warrants. At the July 11, 2000 Annual Meeting, the Company did not obtain shareholder approval related to 12,025,000 options to purchase its Common Stock previously proposed to be issued. As a result of shareholder approval not being obtained related to such stock options and warrants, the Company has restated its previously filed Form 10-Q. The following summarizes the revisions to the Consolidated Statements of Operations for the fiscal periods ended December 31, 1999 (in thousands, except per share data):

                                              Three Months Ended           Six Months Ended
                                         ---------------------------  --------------------------
                                         As Previously       As       As Previously       As
                                            Reported       Restated     Reported       Restated
                                         -------------   -----------  -------------   ----------
                                                               (Unaudited)
Revenues                                   $    253       $   253       $    526       $    526
Expenses related to the issuance
  of stock options and warrants             (15,298)       (3,296)       (25,497)       (11,027)
Loss from continuing operations             (16,665)       (4,663)       (27,712)       (13,242)
Net loss                                    (16,665)       (4,663)       (27,712)       (13,242)
Basic and diluted net loss per share:
  Loss per share before
  discontinued operations                     (0.55)        (0.15)         (0.91)         (0.43)
  Net loss per share                          (0.55)        (0.15)         (0.91)         (0.43)

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

Liquidity and Capital Resources

The net operating loss in the six months ended December 31, 1999 of $13,242,000 was partially offset by a $11,027,000 increase in paid-in capital related to the issuance of stock options and warrants. Also, the Company sold common stock ($940,000, net) and issued treasury stock ($193,000) resulting in a $1,082,000 net decrease in stockholders' equity.

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

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits and Index of Exhibits

             2.1 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2000)

             2.2 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Four Corners Capital, LLC (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 28, 2000)

             4.1 Registration Rights Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. and Four Corners Capital, LLC (incorporated herein by reference to the Company's Current Report on Form 8-K filed January 28, 2000)

             4.2 Registration Rights Agreement between the Company and Langdon Flowers, Jr., Langdon Flowers, Sr., and George McIntosh dated December 31, 1999.*

            10.1 Form of Officer/Director Non-Qualified Option Agreement dated December 2, 1999.*

            10.2  Schedule of Option Agreements.*

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