Form 10QSB/A
period 2000-03-31
FLIGHTSERV COM
filed 2000-10-12
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended March 31, 2000


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from              to
                                        -------------  -----------------

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

                                 FLIGHTSERV.COM


                      TABLE OF CONTENTS                               PAGE NO.

 PART I               FINANCIAL INFORMATION

             ITEM 1   Condensed Consolidated Financial
                      Statements-As Restated (Unaudited)

                      Condensed Consolidated Balance Sheet
                      March 31, 2000 and June 30, 1999                      3

                      Condensed Consolidated Statements of
                      Operations For the Three and Nine Months
                      Ended March 31, 2000 and 1999                         4

                      Condensed Consolidated Statements of Cash
                      Flows For the Nine Months Ended
                      March 31, 2000 and 1999                               5

                      Notes to Condensed Consolidated Financial
                      Statements                                         6-11

             ITEM 2   Management's Discussion and Analysis Of
                      Financial Condition and Results of Operations     11-16


 PART II              OTHER INFORMATION

             ITEM 1   Legal Proceedings                                    16

             ITEM 2   Changes in Securities                                16

             ITEM 3   Defaults Upon Senior Securities                      16

             ITEM 4   Submission of Matters to a Voice of Security
                      Holders                                              16

             ITEM 5   Other Information                                    16

             ITEM 6   Exhibits and Reports on Form 8-K                     17

                        FLIGHTSERV.COM AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AS RESTATED SEE NOTE 7)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                  ASSETS
                                                                               March 31,        June 30,
                                                                                 2000              1999
                                                                               --------         --------
                                                                              (Unaudited)

Cash and cash equivalents                                                      $  3,034         $  3,486
Accounts and notes receivable                                                     1,082              914
Net assets (liabilities) of discontinued operations                                (137)             123
Deferred costs and other assets                                                   1,067              470
Predevelopment costs                                                              1,163            1,085
Property and equipment, net                                                       9,547            8,414
                                                                               --------         --------

       Total assets                                                            $ 15,756         $ 14,492
                                                                               ========         ========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Notes payable                                                                $  7,742         $  7,830
  Accounts payable and accrued expenses                                             461              631
  Accrued interest payable                                                          781              862
                                                                               --------         --------

       Total liabilities                                                          8,984            9,323
                                                                               --------         --------

Commitments and contingent liabilities

Shareholders' equity:
  Common stock, $.04 par value, 60,000,000 shares authorized,
  33,118,654 and 30,543,235 issued and outstanding, respectively                  1,342            1,264
  Additional paid-in capital                                                     72,754           18,090
  Accumulated deficit                                                           (67,187)         (13,853)
  Treasury stock - at cost (435,930 and 1,050,000 shares, respectively)            (137)            (332)
                                                                               --------         --------


       Total shareholders' equity                                                 6,772            5,169
                                                                               --------         --------

           Total liabilities and shareholders' equity                          $ 15,756         $ 14,492
                                                                               ========         ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FLIGHTSERV.COM AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
          FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (AS RESTATED SEE NOTE 7)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                              Three Months                       Nine Months
                                                     ------------------------------     ------------------------------
                                                         2000              1999*            2000              1999*
                                                     ------------      ------------     ------------      ------------
Revenue and other income:
  Sales                                              $         --      $         --     $         --      $         --
  Other income                                                306                --              832                --
                                                     ------------      ------------     ------------      ------------

    Total revenues                                            306                --              832                --
                                                     ------------      ------------     ------------      ------------

General and administrative expenses                         2,140                29            4,351               146
Expenses related to issuance of stock options and
  warrants                                                 37,872                --           48,899                --
Depreciation and amortization                                 180                --              469                --
Interest expense                                              206                --              447                --
                                                     ------------      ------------     ------------      ------------

    Loss before discontinued operations                   (40,092)              (29)         (53,334)             (146)
Loss from discontinued operations                              --            (2,209)              --            (8,139)
                                                     ------------      ------------     ------------      ------------

    Net loss                                         $    (40,092)     $     (2,638)    $    (53,334)     $     (8,285)
                                                     ============      ============     ============      ============

Basic and diluted net loss per share:
   Loss per share before discontinued operations     $      (1.24)     $         --     $      (1.71)     $       (.01)
   Discontinued operations                                     --              (.12)              --              (.38)
                                                     ------------      ------------     ------------      ------------

    Net loss                                         $      (1.24)     $       (.12)    $      (1.71)     $       (.39)
                                                     ============      ============     ============      ============


Weighted average shares outstanding                    32,216,782        21,394,586       31,124,357        21,394,586
                                                     ============      ============     ============      ============


* Reclassified

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                        FLIGHTSERV.COM AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                            (AS RESTATED SEE NOTE 7)
                                 (IN THOUSANDS)


                                                                                              2000       1999 *
                                                                                           --------     --------
 Cash flows from operating activities:
   Loss before discontinued operations                                                     $(53,334)    $   (146)
   Adjustments to reconcile net loss to net cash provided used in operating activities:
    Depreciation and amortization                                                               469           --
    Expense related to issuance of stock options and warrants                                48,899           --
    Changes in operating assets and liabilities:
      Accounts and notes receivables                                                           (168)          --
      Deferred costs and other assets                                                          (824)          --
      Accounts payable and accrued expenses                                                    (170)          --
      Accrued interest payable                                                                  (81)          --
                                                                                           --------     --------

      Cash used in operating activities before discontinued operations                       (5,209)        (146)

     Discontinued operations, net                                                               453       10,191
                                                                                           --------     --------

      Net cash (used in) provided by operating activities                                    (4,756)      10,045
                                                                                           --------     --------

Cash flows from investing activities:
  Purchases of property and equipment                                                        (1,373)         (17)
  Predevelopment costs                                                                          (78)        (153)
  Investing activities of discontinued operations, net                                           --       (2,465)
                                                                                           --------     --------

      Net cash used in investing activities                                                  (1,451)      (2,635)
                                                                                           --------     --------

Cash flows from financing activities:
  Principal debt payments                                                                       (88)         (27)
  Sale of common stock                                                                        5,843        2,000
  Financing activities of discontinued operations, net                                           --       (8,664)
                                                                                           --------     --------

       Net cash  provided by (used in) financing activities                                   5,755       (6,691)
                                                                                           --------     --------

 Net (decrease) increase in cash and cash equivalents                                          (452)         719
 Cash and cash equivalents at beginning of period                                             3,486          100
                                                                                           --------     --------

 Cash and cash equivalents at end of period                                                $  3,034     $    819
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

Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 16,888,743 and 2,000,000 shares of Common stock were outstanding at March 31, 2000 and 1999, respectively. Such options and warrants could potentially dilute EPS in the future but have not been included in the computation of diluted net loss per share in the reported periods as the impact would have been antidilutive.

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

Information related to business segments is as follows (in thousands):

                                                       Nine Months Ended March 31, 2000
                                           -----------------------------------------------------------

                                             Private Jet
                                               Aviation         Shopping       Stratos
                                           Travel Services      Centers          Inns          Total
                                           ---------------      -------          ----          -----
Revenues                                       $     --         $   832         $   --        $    832
Net loss before discontinued operations         (53,030)           (304)            --         (53,334)
Identifiable assets                               5,883           8,847          1,163          15,893
Capital expenditures                              1,373              --             78           1,451
Depreciation and amortization                        24             445             --             469

                                                         Nine Months Ended March 31, 1999
                                           -----------------------------------------------------------

                                             Private Jet
                                               Aviation         Shopping       Stratos
                                            Travel Services     Centers          Inns           Total
                                            ---------------     -------          ----           -----
Revenues                                       $     --         $    --         $   --        $     --
Net loss before discontinued operations            (146)             --             --            (146)
Identifiable assets                                 707             775          1,053           2,535
Capital expenditures                                 17              --            153             170
Depreciation and amortization                        --              --             --              --

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

Following is a summary of the net assets (liabilities) of discontinued operations (in thousands):


                                                            March 31,   June 30,
                                                              2000        1999
                                                             -----       -------

               Real estate inventories                       $ 132       $ 4,596
               Accounts and notes receivable                   899            --
               Investments in real estate equity
                 securities                                     --           677
               Notes and accrued interest payable             (595)       (4,450)
               Estimated expenses and other liabilities       (573)         (700)
                                                             -----       -------

                                                             $(137)      $   123
                                                             =====       =======

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

As of January 18, 2000, Four Corners purchased from the Company, for an aggregate purchase price of $1,000,000, (i) 165,070 shares of restricted common stock, (ii) warrants (the "Four Corners Fixed Warrants") to purchase up to 1,485,638 shares of common stock at an exercise price of $6.058 per share and
(iii) warrants (the "Four Corners Variable Warrants") to purchase up to 1,238,030 shares of common stock at a per share exercise price equal to the lesser of $9.772 or 90% of the volume weighted average price of the common stock for the five trading days prior to the date of the exercise of the warrants. The Four Corners Fixed Warrants and 1,114,228 of the Four Corners Variable Warrants expire 18 months after the date of issuance. The remaining Four Corners Variable Warrants expires five years after the date of issuance. The exercise of the Four Corners Fixed Warrants and the Four Corners Variable Warrants are limited to 660,976 shares and 495,732 shares, respectively, unless and until the exercise of such warrants is approved by the Company's stockholders.

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

As of January 18, 2000, AWVF purchased from the Company, for an aggregate purchase price equal to $5,000,000, (i) 825,354 shares of restricted common stock, (ii) warrants (the "AWVF Fixed Warrants") to purchase up to 577,748 shares of common stock at a purchase price equal to $6.058 per share and (iii) warrants (the "AWVF Variable Warrants") to purchase up to 1,052,327 shares of common stock at a purchase price equal to the lesser of $9.772 per share or 90% of the volume weighted average price of the common stock for the five trading days prior to the exercise of the warrants. The AWVF Fixed Warrants and 433,312 of the AWVF Variable Warrants expire 18 months after the date of issuance. The remaining AWVF Variable Warrants expire five years after the date of issuance.

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

NOTE 5.  STOCK OPTIONS AND WARRANTS

In fiscal 1999, FSW issued 2,000,000 nonqualified stock options to purchase its Common Stock at an exercise price of $0.44 per share to directors and certain officers. Options to purchase 200,000 shares were exercised in December 1999. The outstanding options to purchase 1,800,000 shares have a 10-year term and were fully vested at March 31, 2000.

In connection with its new, private jet aviation travel services business, FSW issued in fiscal 1999 and the nine months ended March 31, 2000 warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties and in connection with the Purchase Agreements described in Note 4.

The following table summarizes the outstanding warrants issued to outside third parties:


                            3/31/00                  6/30/99
                   -------------------------  --------------------
                                    Option                  Option
                      Shares         Price      Shares      Price
                   -----------    ----------  ---------    --------
                     200,000       $ 0.42       200,000    $ 0.42
                     200,000         0.44       200,000      0.44
                     450,000         0.50     1,450,000      0.50
                     400,000         0.75       400,000      0.75
                   2,985,000         1.75       100,000      1.75
                   1,000,000         2.00            --        --
                     400,000         2.50            --        --
                   5,100,000         4.00            --        --
                   2,063,386         6.06            --        --
                   2,290,357         9.77            --        --
                  ----------                  ---------
                  15,088,743                  2,350,000
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

Following is a summary of certain information regarding the Company's outstanding options and warrants:


                                                           Weighted    Weighted
                                                            Average    Average      Remaining
                                                           Exercise   Grant-date   Contractual
                                                Number      Price     Fair Value      Life
                                                ------     --------   ----------   -----------
         Outstanding at 6/30/99                4,350,000    $ 0.52      $   --            --
                                              ----------

         Grants during the period:
          Exercise price greater than market   2,290,357    $ 9.77      $ 6.00
          Exercise price equal to market         400,000    $ 2.50      $ 1.82            --
          Exercise price below market         11,048,386    $ 3.62      $ 5.64            --
                                              ----------

           Total granted                      13,738,743    $ 4.61          --            --
                                              ----------

         Exercised during the period           1,200,000    $  .49          --            --
                                              ----------

         Outstanding at 3/31/00:
           Exercisable at $.42 to $1.00        3,050,000    $ 0.49          --     8.9 years
           Exercisable at $1.75 to $2.50       4,385,000    $ 1.88          --     9.5 years
           Exercisable at $4.00 to $6.06       7,163,386    $ 4.59          --     7.3 years
           Exercisable at $9.77                2,290,357    $ 9.77          --     2.4 years
                                              ----------

           Total outstanding                  16,888,743    $ 3.85          --         --
                                              ----------

The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. Pro-forma information regarding FASB 123 is not presented because the stock options granted during the year ended June 30, 1999 were fully vested and there were no stock options issued during the year ended June 30, 2000. For the options and stock options and warrants issued to non-employees.

The total compensation cost recognized during the three and nine months periods ended March 31, 2000 for these awards was $37,872,000 and $48,899,000, respectively.

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

NOTE 7. RESTATEMENT

The Company has revised previously reported financial statements to reflect compensation expense which should not have been recorded in connection with granting certain stock options and warrants. At the July 11, 2000 Annual Meeting, the Company did not obtain shareholder approval related to 12,025,000 options to purchase its Common Stock previously proposed to be issued. As a result of shareholder approval not being obtained related to such stock options and warrants the Company has restated its previously filed Form 10-Q. The following summarizes the revisions to the Consolidated Statements of Operations for the fiscal periods ended March 31, 2000 (in thousands, except per share data):



                                                  Three Months Ended           Nine Months Ended
                                               -----------------------    --------------------------
                                               As Previously     As        As Previously      As
                                                 Reported     Restated       Reported      Restated
                                               -------------  --------    --------------  ----------
                                                                     (Unaudited)

     Revenues                                   $     306      $   306      $     832       $   832
     Expenses related to the issuance
          of stock options and warrants           (37,453)     (37,872)       (62,950)      (48,899)
     Loss from continuing operations              (39,673)     (40,092)       (67,385)      (53,334)
     Net loss                                     (39,673)     (40,092)       (67,385)      (53,334)
     Basic and diluted net loss per share:
       Loss per share before discontinued           (1.23)       (1.24)         (2.17)        (1.71)
     operations
       Net loss per share                           (1.23)       (1.24)         (2.17)        (1.71)



ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Effective January 1, 1999 the Company discontinued its residential real estate development business. As a result, the statement of operations for the three and nine months ended March 31, 1999, reflects the operating loss of that business as discontinued operations. The continuing operations include development of an Internet-based, private aviation travel services business, limited commercial real estate operations, and other investments. On March 9, 2000, the Company launched its Web site and announced its Private Seats(TM) program. Individual travelers desiring to travel between designated cities can use the Web site to determine if other travelers would like to make the same trip at approximately the same time. Through the Web site, the Company acts as agent arranging for the aircraft charter, confirming the flight to the traveler, collecting the fare and paying the charter operator. The Company commenced its Private Seats(TM) program on April 17, 2000 with flights between Atlanta, Georgia and the New York City areas.

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

In the three and nine months ended March 31, 2000, the Company issued stock options to officers and directors and warrants to outside third parties and recognized $37,872,000 and $48,899,000, respectively, of related non-cash compensation expense.

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

Liquidity and Capital Resources

The net operating loss in the nine months ended March 31, 2000 of $53,334,000 as partially offset by a $48,899,000 increase in paid-in capital related to the issuance of stock options and warrants. Also, the Company generated $5,843,000, net from the sales of common stock and issued treasury stock valued at $195,000, resulting in a $1,603,000 net increase in stockholders' equity.

In the nine months ended March 31, 2000, continuing operations used $5,210,000 of cash and the liquidation of certain assets of discontinued operations generated $453,000 of cash. In addition, the Company expended $1,373,000 on capitalized Web site software, furniture, and equipment.

The Company will continue to incur operating losses as it implements and grows its private jet aviation travel services business. The Company's current monthly cash usage rate will increase as FSW adds employees and implements additional marketing and advertising programs. The Company's cash balance at March 31, 2000 is $3,034,000 compared to $3,486,000 at June 30, 1999. Given current stock market conditions, the Company does not expect that the warrants issued to Four Corners Capital, LLC and Acqua Wellington Value Fund, Ltd. as part of the private placement transaction in January, 2000 will be exercised in the near future. The Company also does not expect AWVF to complete the second tranche of its private placement. As a result, the Company will likely require additional debt or equity financing during the fiscal year ending June 30, 2001, with the need for such financing and the timing of such need depending in large part on the rate at which the revenues generated from the Company's private aviation travel services business increase and the magnitude of the costs the Company incurs in connection with growing its private aviation services business. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

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

General

On March 9, 2000, FSW introduced its Private Seats(TM) program and its Internet Web site to provide, as agent, travel services to the private aviation marketplace. FSW's charter flights commenced on April 17, 2000. The Private Seats(TM) program is a unique, patent- pending method and technology that, for the first time, enables business travelers to set their own flight schedules between pre-set airport pairings.

FSW, through its Web site, www.flightserv.com, presently distributes, as agent, private charter services between Atlanta, Georgia and New York City, New York. By December 31, 2000, FSW plans to expand its charter reservation services to 31 cities and 102 routes. The Company will generate revenues from the sales of private charter services to individual customers and realize a profit to the extent these revenues exceed the cost of the aircraft charter service.

In addition, FSW intends to distribute lodging, personal and aircraft protection services, ground transportation, concierge and other services. FSW will be compensated by a commission or fee for its services from the service provider.

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

Private Seats(TM)Is A Unique Product And There Can Be No Assurance That It Will Be Successful

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

FSW Is Dependent On The Internet And On The Development Its Brand Name

FSW's success depends on the continual growth of the use of the Internet generally and the actual use of its Web site and Private Seats(TM) by its target customers -- professional business travelers --making charter flight reservations and arranging for other travel related services. FSW's lack of operating history makes it impossible to predict the number of existing professional business travelers that will use its Web site and the Private Seats(TM) program. The development of broad recognition and favorable consumer perception of the flightserv.com(TM) and Private Seats(TM) brand names will be essential to attract existing and new private aviation passengers to the Web site and will depend on the success of its marketing efforts, the breadth and quality of flights arranged through Private Seats(TM), the breadth and quality of the other services available on the Web site, the successful completion of transactions through the Web site and FSW's ability to provide adequate support and customer service to its customers. There is no assurance that FSW will adequately develop the flightserv.com(TM) or Private Seats(TM) brand names or otherwise attract a sufficient number of Web site users.

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

Volatility of Stock Price/Potential for Future Sales of Restricted Securities

The market price of the Company's common stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors, including the announcement by the Company of future partnership agreements or other corporate developments, and limited number of freely tradable shares in public hands and the timing and successful implementation of the Web site. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted common stock, including shares of restricted common stock underlying options and warrants that have been issued by the Company. Approximately 21,000,000 issued and outstanding shares of the Company's common stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted shares that have been held for at least two years without volume limitations. In addition, the Company has issued warrants and options which, if exercised, could result in up to an additional 16,888,743 shares of the Company's common stock.

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

             None

ITEM 5.      OTHER INFORMATION

             None

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits and Index of Exhibits

             2.1 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 28, 2000)

             2.2 Common Stock Purchase Agreement dated as of January 18, 2000 between flightserv.com and Four Corners Capital, LLC (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed January 28, 2000)

             4.1 Registration Rights Agreement dated as of January 18, 2000 between flightserv.com and Acqua Wellington Value Fund, Ltd. and Four Corners Capital, LLC (incorporated herein by reference to the Company's Current Report on Form 8-K filed January 28, 2000)

             4.2 Warrant Certificate dated as of January 3, 2000 between flightserv.com and Lazard Fieres & Co., LLC including Registration rights*

            10.2  Schedule of Option Agreements.

            27    Financial Data Schedule (for SEC use only)*

            * Previously filed

             (b)  Reports on Form 8-K

                  1)       During the quarter ended March 31, 2000

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


                                                flightserv.com
                                                (Registrant)

Date:   October 11, 2000                        By:     /s/ WILLIAM L. WORTMAN
                                                    ----------------------------
                                                     William L. Wortman
                                                     Vice President and
                                                     Chief Financial Officer