Form 10QSB
period 2000-09-30
ERESOURCE CAPITAL GROUP INC
filed 2000-11-14
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                   to
                                      ------------------    -------------------

                         Commission File Number 1-8662

                         eResource Capital Group, Inc.
                           (formerly flightserv.com)
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               23-2265039
  (State of Incorporation)                            (IRS Employer Identification No.)

                             3353 PEACHTREE ROAD NE
                                   SUITE 130
                               ATLANTA, GA 30326
                                 (404) 760-2570
                  (Address of registrant's principal executive
                offices including zip code and telephone number,
                              including area code)

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

The number of shares outstanding of the Registrant's Common Stock as of November 14, 2000: 50,888,654

Transitional Small Business Disclosure Format:        Yes [ ] No [X]
                         eResource Capital Group, Inc.


                                 TABLE OF CONTENTS                 PAGE NO.
                                 -----------------                 --------

PART I               FINANCIAL INFORMATION

            ITEM 1   Condensed Consolidated Financial
                     Statements (Unaudited)

                     Condensed Consolidated Balance Sheets
                     September 30, 2000 and June 30, 1999              3

                     Condensed Consolidated Statements of
                     Operations For the Three Months
                     Ended September 30, 2000 and 1999                 4

                     Condensed Consolidated Statements of
                     Cash Flows For the Three Months Ended
                     September 30, 2000 and 1999                       5

                     Notes to Condensed Consolidated
                     Financial Statements                           6-10

            ITEM 2   Management's Discussion and Analysis Of
                     Financial Condition and Results of
                     Operations                                    10-13


PART II              OTHER INFORMATION

            ITEM 1   Legal Proceedings                                13

            ITEM 2   Changes in Securities                            13

            ITEM 3   Defaults Upon Senior Securities                  13

            ITEM 4   Submission of Matters to a Vote of Security
                     Holders                                          13

            ITEM 5   Other Information                                14

            ITEM 6   Exhibits and Reports on Form 8-K                 14

                 eResource Capital Group, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                             ASSETS
                                                                                September 30,              June 30,
                                                                                    2000                     2000
                                                                                -------------              --------
                                                                                (Unaudited)

  Cash and cash equivalents                                                       $  2,448                 $    526
  Accounts and notes receivable                                                         16                       56
  Prepaid expenses - compensation                                                    2,513                    4,616
  Prepaid expenses - other                                                              79                      120
                                                                                  --------                 --------
    Total current assets                                                             5,056                    5,318

  Net assets (liabilities) of discontinued operations                                  126                       (6)
  Deferred costs and other assets                                                      882                      925
  Predevelopment costs                                                               1,164                    1,164
  Property and equipment, net                                                        9,487                    9,562
  Goodwill                                                                           6,735                       --
                                                                                  --------                 --------
             Total assets                                                         $ 23,450                 $ 16,963
                                                                                  ========                 ========


                                LIABILITIES AND SHAREHOLDERS' EQUITY

  Notes payable - current portion                                                 $    132                 $    129
  Accounts payable and accrued expenses                                                701                      839
                                                                                  --------                 --------

         Total current liabilities                                                     833                      968
                                                                                  --------                 --------

  Notes payable                                                                      7,549                    7,583
  Accrued interest payable                                                             848                      848
  Commitments and contingent liabilities

  Shareholders' equity:
    Common stock, $.04 par value, 100,000,000 shares authorized,
    51,324,584 and 33,554,584 issued, respectively                                   2,053                    1,342
    Additional paid-in capital                                                      88,630                   78,148
    Accumulated deficit                                                            (76,325)                 (71,788)
    Treasury stock - at cost (435,930 shares)                                         (138)                    (138)
                                                                                  --------                 --------


         Total shareholders' equity                                                 14,220                    7,564
                                                                                  --------                 --------

             Total liabilities and shareholders' equity                           $ 23,450                 $ 16,963
                                                                                  ========                 ========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
          Condensed Consolidated Statements of Operations (Unaudited)
                      (In thousands, except share amounts)


                                                           Three Months Ended September 30,
                                                        -------------------------------------
                                                            2000                    1999
                                                        ------------             ------------
     Revenue and other income:
       Sales                                            $         12             $         --
       Lease income - commercial real estate                     263                      273
                                                        ------------             ------------

         Total revenues                                          275                      273
                                                        ------------             ------------

     General and administrative expenses                         842                      900
     Expenses related to issuance of stock
      options and warrants                                     3,328                    7,731
     Depreciation and amortization                               285                      142
     Interest expense                                            357                       79
                                                        ------------             ------------

         Net loss                                       $     (4,537)            $     (8,579)
                                                        ============             ============


     Basic and diluted net loss per share               $       (.12)            $       (.28)
                                                        ============             ============

     Weighted average shares outstanding                  38,510,176               30,543,235
                                                        ============             ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                eResource Capital Group, Inc. and Subsidiaries
          Condensed Consolidated Statements of Cash Flows (Unaudited)
                                (In thousands)


                                                                                 Three Months Ended September 30,
                                                                                 --------------------------------
                                                                                    2000                  1999
                                                                                 ---------               -------
 Cash flows from operating activities:
   Net loss before discontinued operations                                         $(4,537)              $(8,579)
   Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                      285                   142
    Deferred debt amortization interest                                               205                    --
    Expense related to issuance of stock options and warrants                        3,328                 7,731
    Loss on disposal of fixed assets                                                     5                    --
   Changes in operating assets and liabilities:
    Accounts and notes receivables                                                      40                  (122)
    Prepaid expenses                                                                    41                    --
    Deferred costs and other assets                                                   (200)                 (199)
    Accounts payable and accrued expenses                                             (138)                 (414)
    Accrued interest payable                                                            --                   (91)
                                                                                   -------               -------

       Cash used in operating activities before discontinued operations               (971)               (1,532)

    Discontinued operations, net                                                      (132)                  490
                                                                                   -------               -------

       Net cash used in operating activities                                        (1,103)               (1,042)
                                                                                   -------               -------

Cash flows from investing activities:
  Purchases of property and equipment                                                  (19)                 (283)
  Predevelopment costs                                                                  --                    (5)
  Cash acquired in connection with the purchases of businesses                         416                    --
                                                                                   -------               -------

       Net cash provided by (used in )investing activities                             397                  (288)
                                                                                   -------               -------

 Cash flows from financing activities:
  Principal debt payments                                                              (31)                  (29)
  Sales of common stock                                                              2,659                    --
                                                                                   -------               -------

       Net cash provided by (used in) financing activities                           2,628                   (29)
                                                                                   -------               -------

 Net increase (decrease) in cash and cash equivalents                                1,922                (1,359)
 Cash and cash equivalents at beginning of period                                      526                 3,486
                                                                                   -------               -------

 Cash and cash equivalents at end of period                                        $ 2,448               $ 2,127
                                                                                   =======               =======


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the operations of eResource Capital Group, Inc. and its subsidiaries (collectively the "Company"). In October 2000, flightserv.com changed its name to eResource Capital Group, Inc. ("eRCG") to reflect its new business direction. eRCG is engaged in the operation of an Internet-based, private aviation travel services business, a leisure charter travel service business, a telecommunications call center business, and certain limited commercial real estate activities.

All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current fiscal period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of September 30, 2000 and of the results of operations for the periods presented have been included. The financial data at June 30, 2000 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

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

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentations of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 25,545,120 and 8,635,000 shares of Common Stock were outstanding at September 30, 2000 and 1999, respectively. Such options and warrants could potentially dilute EPS in the future but have not been included in the computation of diluted net loss per share in the reported periods as the impact would have been antidilutive.

Income Taxes

The Company accounts for income taxes in accordance with the liability method as provided under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

As of September 30, 2000 the Company had approximately $27,000,000 of net operating loss carry forwards (NOL's) for federal income tax purposes, which expire between 2019 and 2020. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of new operating losses following a change in control, utilization of such NOL's could be limited.

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

NOTE 2.  BUSINESS SEGMENTS

Aviation Travel Services

In fiscal 1999 and 2000 the Company developed its Private Seats(TM) program to provide, as agent, Internet access to private jet flight and related travel services. The Company commenced charter flight reservations in March 2000 and charter flights booked by the Company began operating on April 17, 2000. Due to limited capital availability, the Company did not actively pursue development of the Private Seats(TM) program in recent months and, as a result, did not realize any revenue from this business in the quarter ended September 30, 2000.

On August 25, 2000, the Company completed the acquisition of Internet Aviation Services, Ltd. ("IASL") in accordance with a definitive purchase agreement dated August 11, 2000, which provided for the exchange of 1,750,000 shares of the Company's Common Stock for all of IASL's common stock. On August 11, 2000, the 1,750,000 shares of common stock issued for IASL had a market value of $984,375. Including direct acquisition costs, the aggregate purchase price for IASL was $1,176,905. The excess value of the purchase price over the fair value of IASL's net assets on the acquisition date aggregating $1,126,905 has been allocated to goodwill which will be amortized over five years.

IASL is a new, leisure and business travel services company, which offers charter services. IASL has an agreement with a tour operator to provide air charter services between Charlotte, North Carolina and Cancun, Mexico for a 12-month period commencing December 21, 2000. IASL has an agreement with Southeast Airlines to operate the aircraft. Also, IASL has entered into a contract with Southeast Airlines to charter two additional DC-9-30 jet aircraft with charter service which commenced in October 2000 for the first aircraft and will commence in January, 2001 for the second. Additionally, IASL has signed a contract with Casino Express Airline to charter a 122 seat B-737-200 jet aircraft to provide air lift for casinos in Tunica, Mississippi and additional Cancun service for a major tour operator.

Telecommunications Call Center

On September 7, 2000, the Company completed the acquisition of DM Marketing, Inc. ("DMM") in accordance with a definitive purchase agreement dated August 16, 2000 which provided for the exchange of 8,450,000 shares of the Company's Common Stock for all of the common stock of DMM. On August 16, 2000, the 8,450,000 shares of common stock issued for DMM had a market value of $5,281,250. Including direct acquisition costs, the aggregate purchase price for DMM was $6,210,897. The excess value of the purchase price over the fair value of DMM's net assets on the acquisition date aggregating $5,722,267 has been allocated to goodwill which will be amortized over five years.

DMM operates a telecommunications call center providing telemarketing, help desk and other services for Internet related companies. DMM's call center operations may be used to provide back office support for eRCG's aviation travel services business.

Commercial Real Estate Investments

The Company owns two shopping center properties in the Atlanta, Georgia area. The mortgage financing on the shopping center properties includes additional interest agreements which provides that the lender receive 50% of the net cash flows on a quarterly basis and 50% of the excess of appraised value over the mortgage loan balance at the time of any sale of the property or maturity of the mortgage. The Company has recorded deferred debt discount and accrued interest payable to reflect the lenders allocations of excess cash flows and of the excess appraisal value over the loans. The deferred debt discount was fully amortized at September 30, 2000. In September 2000, the Company extended the balloon principal payments of these mortgage loans from October 2000 to October 2001.


Stratos Inns Concept

The Company owns PDK Properties, Inc. ("PDK") which holds a long-term ground lease at Dekalb-Peachtree Airport in Dekalb County, Georgia and owns Stratos Inns, a hotel and hospitality business concept. The lease provides for a 54 month development period and a 30 year lease term after a hotel is constructed and opened.

The Company has completed a preliminary study for development of its first Stratos Inns hotel and is evaluating its options in connection with PDK. At September 30, 2000 and June 30, 1999, the Company's investment in predevelopment costs of PDK was $1,164,000.

Information related to business segments is as follows (in thousands):


                                                          Three Months Ended September 30, 2000
                                       -------------------------------------------------------------------------

                                          Aviation        Shopping        Stratos          Call
                                       Travel Services     Centers         Inns           Center           Total
                                       ---------------    --------        -------         ------         -------

 Revenues                                 $     --        $   263         $   --         $    12         $   275
 Net loss                                   (4,209)          (204)            --            (124)         (4,537)
 Identifiable assets                         7,662          8,512          1,164           6,112          23,450
 Capital expenditures                           --             --             --              19              19
 Depreciation and amortization                 118             68             --              99             285


                                                        Three Months Ended September 30, 1999
                                       -------------------------------------------------------------------------

                                          Aviation        Shopping        Stratos          Call
                                       Travel Services     Centers         Inns           Center           Total
                                       ---------------    --------        -------         ------           -----
 Revenues                                 $    --         $  273          $   --         $    --         $   273
 Net loss                                  (8,573)            (6)             --              --          (8,579)
 Identifiable assets                        3,266          9,122           1,090              --          13,478
 Capital expenditures                         283             --               5              --             288
 Depreciation and amortization                  6            137              --              --             142

Following is pro forma consolidated financial information reflecting the Company's acquisitions of IASL and DMM as of the beginning of the three month periods ended September 30, 2000 and 1999 (in thousands, except per share amounts):

                            2000            1999
                            ----            ----
Revenue                   $   309         $   294
Net loss                   (4,791)         (8,958)

Net loss per share           (.10)           (.22)

NOTE 3.  DISCONTINUED OPERATIONS

In fiscal 1999, the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The Company has made certain estimates regarding the fair asset values and costs to dispose of the remaining assets of the discontinued operations.

Following is a summary of the net assets (liabilities) of discontinued operations (in thousands):

                                           September 30,       June 30,
                                               2000             2000
                                           -------------      ---------

Real estate inventories                       $   633             $   633
Accounts and notes receivable                     899                 899
Notes and accrued interest payable               (300)               (402)
Estimated expenses and other liabilities       (1,106)             (1,136)
                                              -------             -------

                                              $   126             $    (6)
                                              =======             =======


NOTE 4.  ISSUANCE OF COMMON STOCK

In August 2000, the Company issued 500,000 shares of Common Stock in connection with the exercise of warrants with an exercise price of $0.50.

Also in August 2000, the Company acquired IASL for 1,750,000 shares of Common Stock.

Further, in August 2000, the Company sold 7,070,000 shares of Common Stock at $0.375 per share in a private placement transaction. After fees and expenses, the Company realized $2,409,000 from the private placement.

In September 2000, the Company issued 8,450,000 shares of Common Stock in connection with the DMM acquisition.

NOTE 5.  STOCK OPTIONS AND WARRANTS

The Company has issued nonqualified stock options to purchase its Common Stock to certain officers and consultants. The following table summarizes the outstanding options and related exercise prices:


               September 30, 2000               June 30, 2000
            --------------------------   ------------------------
                             Exercise                    Exercise
              Shares          Price        Shares         Price
              ------         --------      ------        --------

            2,000,000        $  0.04            --         $   --
            3,000,000           0.25            --             --
              400,000           0.44     1,800,000           0.44
            ---------                    ---------

            5,400,000                    1,800,000
            ---------                    ---------

All of the above options have a 10 year term and are exercisable.

During the three months ended September 30, 2000, the Company's Chairman agreed to cancel his outstanding options to purchase 700,000 shares and the Company's former Chief Executive Officer agreed to cancel his outstanding options to purchase 700,000 shares. The options set forth above do not include approximately 5 million options to certain employees that were previously granted subject to shareholder approval which has not been obtained.

In connection with its aviation travel services business, the Company issued in fiscal 1999 and 2000 warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties and in connection with the private placement of Common Stock.


         September 30, 2000                          June 30, 2000
--------------------------------------    ------------------------------------
                Exercise                               Exercise
  Shares          Price        Term         Shares       Price         Term
---------      ---------     ---------    ----------   ---------    ----------
 5,556,377       $  0.04       54 mos.     5,556,377    $  0.04        54 mos.
   200,000          0.42      120            200,000       0.42       120
   200,000          0.44      120            200,000       0.44       120
   450,000          0.50      120            450,000       0.50       120
   400,000          0.75      120            400,000       0.75       120
 2,985,000          1.75      120          2,985,000       1.75       120
 1,000,000          2.00      120          1,000,000       2.00       120
   400,000          2.50      120            400,000       2.50       120
 4,600,000          4.00      120          5,100,000       4.00       120
 2,063,386          6.06       18          2,063,386       6.06        18
   742,817          9.77       18            742,817       9.77        18
 1,547,540          9.77       60          1,547,540       9.77        60
----------                                ----------

20,145,120                                20,645,120
==========                                ==========

The above warrants with an exercise price of $9.77 per share contain a variable pricing clause that permits the price to be reduced at the time of exercise based on the market price of the stock. All of the above warrants are exercisable, except for 25,000 with an exercise price of $0.50 that vest over one year and 5,556,377 with an exercise price of $0.04 that vest in stages over periods ranging from 6 to 30 months.

The foregoing issuances of stock options and warrants were effected in reliance on the registration exemption provided for by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as sales by an issuer not involving a public offering. In addition, the private placement of 7,070,000 shares was effected in reliance on the provisions of Rule 506 of Regulation D of the Securities Act.

The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. The total compensation cost recognized during the three month periods ended September 30, 2000 and 1999 for these awards was $3,328,000 and $7,731,000, respectively.

NOTE 6.  SUBSEQUENT EVENTS

The Company executed a definitive share exchange purchase agreement on October 20, 2000 and executed the first amendment to the agreement on November 8, 2000, with closing subject to certain conditions, for the acquisition of Avenel Ventures, Inc. for 10 million shares of Common Stock. On October 20, the closing market price of the Company's Common Stock was $1.15 per share. The Company anticipates closing the Avenel acquisition on or before January 31, 2001. Avenel Ventures provides investment services to technology companies, and through its wholly-owned subsidiary, Avenel Alliance, Inc. provides e-commerce, business development, and advisory services. Avenel Alliance provides services to clients implementing innovative strategies in e-commerce and Internet marketing.

Michael Pruitt, the Company's Chief Executive Officer and Director is an officer, director, and shareholder of Avenel Ventures, Inc. and was a shareholder, director and officer of DMM at the time it was acquired by the Company.


ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the three months ended September 30, 1999, the Company's continuing operations included development of an Internet-based, private aviation travel services business, limited commercial real estate operations, and other investments. In addition to these businesses, the Company acquired leisure and business travel services and telecommunication call center businesses in the three months ended September 30, 2000.

Results of Continuing Operations

The Company's revenues in the three months ended September 30, 2000 were $275,000 compared to $273,000 in the September 30, 1999 quarter. A decline in shopping center revenue due to higher vacancies was offset by revenue of the newly acquired call center business. The Company did not generate any revenue from its aviation travel services business during the three months ended September 30, 2000.

General and administrative expenses in the three months ended September 30, 2000 were $842,000 compared to $900,000 in the comparable 1999 period. Legal and consulting expenses were lower in the current period due to completion of the development phase of the Private Seats(TM) program. These savings were partially offset by higher systems and other costs related to implementing the aviation travel services business.

In the three month periods ended September 30, 2000 and 1999, the Company recognized $3,328,000 and $7,731 000, respectively, of non-cash compensation expense related to stock options to officers and directors and warrants to outside third parties.

Depreciation and amortization expense for the three months ended September 30, 2000 was $285,000 compared to $142,000 for the comparable 1999 period. The increase in the current quarter is due to amortization of costs related to the Company's Web site and amortization of the goodwill related to the Company's recent business acquisitions.

Interest expense in the three months ended September 30, 2000 was $357,000 compared to $79,000 in the comparable 1999 period. The increase is due to amortization of debt discount related to the shopping center operations.

Liquidity and Capital Resources

The net operating loss in the three months ended September 30, 2000 of $4,537,000 was offset by a $7,309,000 increase in stockholder's equity due to the stock purchases of DMM and IASL. Also, a $1,225,000 increase in paid-in capital related to the issuance of stock options and warrants with an exercise price below market and $2,659,000 from the sale of Common Stock and exercise of warrants resulted in a net increase in stockholders' equity of $6,656,000.

In the three months ended September 30, 2000, continuing operations used $971,000 of cash and discontinued operations used $132,000 of cash. Including the net cash provided from business acquisitions and stock sales, the net increase in cash was $1,922,000 for the three months ended September 30, 2000.

The Company began generating revenue from its newly acquired leisure aviation travel service operations in November 2000. Management believes revenues will increase in subsequent periods as the Company expands this business, realizes additional revenues from current travel services contracts, expands its telecommunications call center operations and acquires additional businesses. However, the Company will continue to incur operating losses as it implements its new business acquisition strategy. The Company's current monthly cash usage rate will increase as the Company implements additional marketing and advertising programs for its existing businesses and adds employees to execute its new business strategy.

The Company's cash balance at September 30, 2000 is $2,448,000 compared to $526,000 at June 30, 2000. The Company's need for additional debt or equity financing during the second half of fiscal year ending June 30, 2001, depends in large part on the rate at which the revenues generated from the Company's aviation travel services business increase and the magnitude of the costs the Company incurs in connection with growing its aviation services business. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

The Company's business, results of operations, and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission. In addition, statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those set forth below.

General

eRCG's business plan is to acquire substantial interests in, operate, and enhance the value of technology companies. eRCG's strategic focus is in five technology industry segments: e-commerce, Internet infrastructure, technology professional services, enabling technology, and data/communication systems. In addition, through wholly-owned subsidiaries, eRCG plans to continue its efforts to grow its aviation travel services business.

The Company has just recently begun implementing its expanded business strategy. As a result, there is only limited history upon which to base an evaluation of its business and prospects. eRCG's chances of financial and operating success should be evaluated in view of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business and, in particular, a business using new and unproven business models. There is no assurance that eRCG will be successful in the development and goodwill of its business segments.

eRCG Expects To Incur Operating Losses And There Can Be No Assurance That It Will Achieve Or Sustain Profitability

In the quarter ended September 30, 2000, the Company generated no revenue from its aviation services business. The Company incurred operating losses in fiscal 1999 and 2000 and expects to incur operating losses in fiscal 2001 as a result of substantial marketing and promotion costs, systems costs, and other costs associated with developing its businesses. As a result of these costs and uncertain revenue growth, there can be no assurance that the Company will achieve or sustain profitability.

eRCG's Aviation Businesses Have No Operating History

While its management has significant experience in the leisure charter travel services business, eRCG's aviation businesses have no operating history. The success of these businesses depends on eRCG's ability to both contract with charter operators to operate charter jet flights and to generate sufficient passenger revenue to cover the costs associated with operating such charter flights. eRCG intends to satisfy this demand through agreements with tour operators and direct efforts but there can be no assurance that eRCG will be able to generate sufficient passengers to operate profitably in the future.

eRCG May Face Difficulties Managing its Growth

eRCG expects that anticipated growth in connection with its current businesses and future acquisitions will place significant demands on its management, operation and financial resources. To manage this future growth, eRCG needs to improve its operational systems and expand, train and manage a growing employee base. eRCG will also need to maintain and expand its relationships with service providers. If eRCG is unable to manage its growth effectively, its business and financial condition will be adversely affected.

Loss Of Key Management Personnel Could Adversely Affect the Business

eRCG's success depends primarily on the skills of its management team. Several of its officers have joined the Company recently and many of its key personnel have worked together for a relatively short time. The loss of one or more of its key management personnel may adversely affect eRCG's business and financial condition.

eRCG Faces Significant Competition

Significant competition exists in the technology industry segments in which the Company operates or plans to operate. Many competitors have greater financial resources than the Company.

Government Regulation of the Travel Industry or the Internet Could Impact eRCG's Operations

Certain segments of the travel industry are regulated by the United States Government and certain services offered by the Company are affected by such regulation. Aircraft operators, which eRCG depends on, and the Company as an indirect charter operator, are subject to vigorous and continuous certification requirements by the Federal Aviation Administration ("FAA"). Changes in the regulatory framework for private aviation travel could adversely affect eRCG's business, operations and financial condition.

In addition, while there are currently few laws or regulations directly applicable to Internet commerce, the increase in Internet commerce could result in new laws or regulations on such commerce including laws or regulations regarding privacy, pricing and state or local taxation. Any such change could adversely affect eRCG's business, operations and financial condition.

eRCG Maybe Unable to Meet Its Future Capital Requirements

Based on its current operating plans, eRCG may need to raise additional working capital in the second half of fiscal year 2001. eRCG currently does not have any binding commitments for additional financing and cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. In addition, future financings may be affected by the market price of its Common Stock which has been volatile. If adequate funds are not available on acceptable terms, eRCG may not be able to continue to fund its expansion or take other steps necessary to enhance its business.

Volatility of Stock Price/Potential for Future Sales of Restricted Securities

The market price of the Company's Common Stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors, including the announcement by the Company of business acquisitions, partnership agreements or other corporate developments, and limited number of freely tradable shares in public hands and the timing. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively effected by the future sale of shares of restricted Common Stock, including shares of restricted Common Stock underlying options and warrants that have been issued by the Company. Approximately 34,000,000 issued and outstanding shares of the Company's Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the volume of such shares that a beneficial owner may sell in any three month period. In addition, certain holders of restricted shares have registration rights and to the extent any shares of restricted stock are included in a registration statement filed by the Company, these shares will become freely tradable on the effective date of such registration statement. Generally, non-affiliated owners may sell restricted shares that have been held for at least two years without volume limitations. In addition, the Company has issued warrants and options which, if exercised, could result in up to an additional 22,545,120 shares of the Company's Common Stock.

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

ITEM 2.  CHANGES IN SECURITIES

         The information in Notes 4 and 5 to the financial statements set forth in Part I Item 1 hereof and in the Company's Current Report on Form 8-K filed on September 22, 2000 is incorporated herein by reference.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         July 11, 2000, the Company held its fiscal 1999 Annual Meeting of Stockholders at which the stockholders voted on five proposals. The vote results are incorporated by reference to Item 4 Vote of Security Holders in the Company's Annual Report on Form 10-KSB filed September 28, 2000.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits and Index of Exhibits

         2.1 Stock Purchase Agreement dated as of August 16, 2000 between the Company, DM Marketing, Inc., Michael Pruitt and Darek Childress (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 22,
                2000).

         2.2 Stock Purchase Agreement dated as of August 11, 2000 between the Company, Internet Aviation Services, Ltd. and Caliente Consulting (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed September 22,
                2000)


         27    Financial Data Schedule (for SEC use only)

         (b)   Reports on Form 8-K

                  (1)      During the quarter ended September 30, 2000:

                           (i) The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 22, 2000 reporting the acquisition of certain businesses and the sale of Common Stock.

                           (ii) The Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 13, 2000 reporting the financial information related to the acquisition of DM Marketing, Inc.



                                   SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    eResource Capital Group, Inc.


Date:   November 14, 2000           By:  /s/ WILLIAM L. WORTMAN
                                       ----------------------------------------
                                       William L. Wortman
                                       Vice President and
                                       Chief Financial Officer