Form 10QSB
period 2000-12-31
ERESOURCE CAPITAL GROUP INC
filed 2001-02-14
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarter Ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                      --------------    --------------------

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

The number of shares outstanding of the Registrant's Common Stock as of February 13, 2001: 59,612,654

Transitional Small Business Disclosure Format:                  Yes [ ]   No [X]
                          eResource Capital Group, Inc.


                                               TABLE OF CONTENTS                         PAGE  NO.
                                               -----------------                         ---------
       PART I FINANCIAL INFORMATION

       ITEM 1       Condensed Consolidated Financial
                    Statements (Unaudited)

                    Condensed Consolidated Balance Sheets
                    December 31, 2000 and June 30, 2000                                       3

                    Condensed Consolidated Statements of
                    Operations For the Three and Six Months
                    Ended December 31, 2000 and 1999                                          4

                    Condensed Consolidated Statements of Cash
                    Flows For the Six Months Ended
                    December 31, 2000 and 1999                                                5

                    Notes to Condensed Consolidated Financial
                    Statements                                                             6-12

      ITEM 2        Management's Discussion and Analysis Of
                    Financial Condition and Results of Operations                         13-14

      PART II OTHER INFORMATION

      ITEM 1        Legal Proceedings                                                        14

      ITEM 2        Changes in Securities                                                    14

      ITEM 3        Defaults Upon Senior Securities                                          14

      ITEM 4        Submission of Matters to a Vote of Security
                    Holders                                                                  14

      ITEM 5        Other Information                                                        15

      ITEM 6        Exhibits and Reports on  Form 8-K                                        15

                 eResource Capital Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)



                                                                     December 31,          June 30,
                                                                         2000               2000
                                                                     ------------       ------------
                                                                     (Unaudited)
                                               ASSETS

Cash and cash equivalents                                            $        717       $        526
Accounts and notes receivable                                                 454                 56
Prepaid expenses - compensation                                                --              4,616
Prepaid expenses - other                                                      244                120
                                                                     ------------       ------------
      Total current assets                                                  1,415              5,318

 Net assets (liabilities) of discontinued operations                          174                 (6)
 Deferred costs and other assets                                              495                925
 Predevelopment costs                                                          --              1,164
 Property and equipment, net                                                8,606              9,562

 Goodwill                                                                   6,393                 --
                                                                     ------------       ------------
      Total assets                                                   $     17,083       $     16,963
                                                                     ============       ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion                                      $      7,648       $        129
Accrued interest payable                                                      848                 --
Accounts payable and accrued expenses                                       1,003                839
Customer deposits                                                             683                 --
                                                                     ------------       ------------

       Total current liabilities                                           10,182                968

Notes payable                                                                  --              7,583
Accrued interest payable                                                       --                848
Commitments and contingent liabilities

Shareholders' equity:
  Common stock, $.04 par value, 100,000,000 shares authorized,
  51,324,584 and 33,554,584 issued, respectively                            2,053              1,342
  Additional paid-in capital                                               88,812             78,148
  Accumulated deficit                                                     (83,826)           (71,788)
  Treasury stock - at cost (435,930 shares)                                  (138)              (138)
                                                                     ------------       ------------
       Total shareholders' equity                                           6,901              7,564
                                                                     ------------       ------------

           Total liabilities and shareholders' equity                $     17,083       $     16,963
                                                                     ============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                      (In thousands, except share amounts)


                                                   Three Months Ended December 31,        Six Months Ended December 31,
                                                   -------------------------------       -------------------------------
                                                       2000               1999               2000               1999
                                                   ------------       ------------       ------------       ------------
Revenue and other income:
  Sales - aviation                                 $      2,276       $         --       $      2,276       $         --
  Sales - call center                                        89                 --                101
  Lease income - commercial real estate                     265                253                528                526
                                                   ------------       ------------       ------------       ------------

    Total revenues                                        2,630                253              2,905                526
                                                   ------------       ------------       ------------       ------------

Cost of sales - aviation                                  2,501                 --              2,501                 --
                                                   ------------       ------------       ------------       ------------

    Gross profit                                            129                253                404                526
Selling, general and administrative expenses              1,693              1,311              2,535              2,211
Expenses related to issuance of stock options
  and warrants                                            3,375              3,296              6,703             11,027
Depreciation and amortization                               512                147                797                289
Interest expense                                            132                162                489                241
Write off of Web site development costs                     754                 --                754                 --
Write off of pre-development costs                        1,164                 --              1,164                 --
                                                   ------------       ------------       ------------       ------------

    Net loss                                       $     (7,501)      $     (4,663)      $    (12,038)      $    (13,242)
                                                   ============       ============       ============       ============

Basic and diluted net loss per share               $       (.15)      $       (.15)      $       (.27)      $       (.43)
                                                   ============       ============       ============       ============

Weighted average shares outstanding                  50,888,654         30,551,431         44,699,415         30,547,333
                                                   ============       ============       ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)


                                                                                    Six Months Ended December 31,
                                                                                    -----------------------------
                                                                                       2000             1999
                                                                                    ----------       ------------
 Cash flows from operating activities:
    Net loss before discontinued operations                                         $  (12,038)      $  (13,242)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                        797              289
      Deferred debt amortization                                                           205               --
      Expense related to issuance of stock options and warrants                          6,703           11,027
      Loss on disposal of fixed assets                                                       5               --
      Write off of Web site development costs                                              754               --
      Write off of pre-development costs                                                 1,164               --
    Changes in operating assets and liabilities:
      Accounts and notes receivables                                                      (398)            (145)
      Prepaid expenses                                                                    (124)              --
      Deferred costs and other assets                                                     (492)            (429)
      Accounts payable and accrued expenses                                                164             (447)
      Customer deposits                                                                    683               --
      Accrued interest payable                                                              --             (151)
                                                                                    ----------       ----------
        Cash used in operating activities before discontinued operations                (2,577)          (3,098)
     Discontinued operations, net                                                         (180)             519
                                                                                    ----------       ----------
         Net cash used in operating activities                                          (2,757)          (2,579)
                                                                                    ----------       ----------
Cash flows from investing activities:
  Purchases of property and equipment                                                      (63)            (594)
  Predevelopment costs                                                                      --              (15)
  Cash acquired in connection with  businesses acquisitions                                416               --
                                                                                    ----------       ----------
         Net cash provided by (used in) investing activities                               353             (609)
                                                                                    ----------       ----------
Cash flows from financing activities:
  Principal debt payments                                                                  (64)             (58)
  Sales of common stock                                                                  2,659            1,000
                                                                                    ----------       ----------
         Net cash provided by financing activities                                       2,595              942
                                                                                    ----------       ----------
 Net increase (decrease) in cash and cash equivalents                                      191           (2,246)
 Cash and cash equivalents at beginning of period                                          526            3,486
                                                                                    ----------       ----------
 Cash and cash equivalents at end of period                                         $      717       $    1,240
                                                                                    ==========       ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the operations of eResource Capital Group, Inc. and its subsidiaries (collectively the "Company"). In October 2000, flightserv.com changed its name to eResource Capital Group, Inc. ("eRCG") to reflect its new business direction. At December 31, 2000, the Company was engaged in the operation of a charter travel service business, a telecommunications call center business and business consulting, and certain limited commercial real estate activities. In February 2001, the Company acquired a company which provides investment and advisory services to technology companies.

All significant inter-company balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current fiscal period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of December 31, 2000 and of the results of operations for the periods presented have been included. The financial data at June 30, 2000 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

Cash and Cash Equivalents

The Company classifies as cash equivalents any investments which can be readily converted to cash and have an original maturity of less than three months. At December 31, 2000, approximately $346,000 of the Company's cash balances were escrow account deposits related to its aviation subsidiary. These deposits are related to prepayments for charter aircraft services and are transferred to unrestricted bank accounts upon completion of flights. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

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

Customer Deposits

The Company's aviation subsidiary receives customer payments in advance for flight services. These deposits are deferred when received and are recorded as revenue upon completion of the flight. Deposits on cancelled flights are returned to the customers.

Net Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentations of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 28,955,122 and 8,635,000 shares of Common Stock were outstanding at December 31, 2000 and 1999, respectively. Such options and warrants could potentially dilute EPS in the future but have not been included in the computation of diluted net loss per share in the reported periods as the impact would have been antidilutive.

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

As of December 31, 2000 the Company had approximately $31,300,000 of net operating loss carry forwards (NOL's) for federal income tax purposes, which expire between 2019 and 2020. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of new operating losses following a change in control, utilization of such NOL's could be limited.

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

NOTE 2.  BUSINESS SEGMENTS

Recent Developments

On October 20, 2000, the Company executed a share exchange purchase agreement, with closing subject to certain conditions, for the acquisition of Avenel Ventures, Inc. for 10.0 million shares of Common Stock. Subsequently the parties adjusted certain terms of the transaction and executed a revised share exchange purchase agreement effective November 8, 2000 reducing the consideration to 6.7 million shares of Common Stock with a then market value of $1.02 per share. The Company closed the Avenel acquisition on February 13, 2001. Avenel Ventures provides investment and advisory services to technology companies, and through its wholly-owned subsidiary, Avenel Alliance, provides e-commerce and business development services to clients implementing innovative strategies in e-commerce internet marketing.

Michael D. Pruitt, the Company's Chief Executive Officer and Director is an officer, director, and shareholder of Avenel Ventures, Inc. Melinda Morris Zanoni, since November 2000 an officer and since January 2001 a Director of the Company, is an officer, director and shareholder of Avenel Ventures, Inc.

In November 2000, the Company entered a non-binding letter of intent for the acquisition of LST, Inc. d/b/a LifeStyle Technologies. According to the terms of the letter of intent, the Company will acquire 100% of LifeStyle Technologies. The Company is currently completing its due diligence and finalizing the definitive purchase agreement for LifeStyle Technologies.

LifeStyle Technologies, based in Charlotte, North Carolina, offers a convergence of technology through customized wiring and hardware for homeowners. Through internal resources and national alliance relationships, LifeStyle Technologies can provide today's homeowner a one-stop shopping menu for high-speed Internet, satellite services, communication services, security, data, video and voice entertainment systems, as well as long distance and local telephone services for today's Smart Home.

Michael D. Pruitt, the Company's Chief Executive Officer and Director, is an officer, director and shareholder of LST, Inc.

Aviation Travel Services

In fiscal 1999 and 2000 the Company developed its Private Seats(TM) program to provide, as agent, Internet access to private jet flight and related travel services. The Company commenced charter flight reservations in March 2000 and charter flights booked by the Company began operating on April 17, 2000. Due to limited capital availability, the Company did not actively pursue development of the Private Seats(TM) program in recent months and, as a result, did not realize any revenue from this business in the six months ended December 31, 2000. Due to the uncertainty about the development of the Private Seats concept, the Company recorded a $754,000 charge in the quarter ended December 31, 2000 to write off the remaining book value of the Private Seats Web site development costs. In addition, the Company recorded a $1,143,000 charge in the quarter ended December 31, 2000 to write off the remaining prepaid and deferred compensation expenses related to a contract and a warrant agreement with a third party vendor that was to provide services to the Private Seats program.

On August 25, 2000, the Company completed the acquisition of Internet Aviation Services, Ltd. ("IASL") in accordance with a definitive purchase agreement dated August 11, 2000, which provided for the exchange of 1,750,000 shares of the Company's Common Stock for all of IASL's common stock. On August 11, 2000, the 1,750,000 shares of common stock issued for IASL had a market value of $984,375. Including direct acquisition costs, the aggregate purchase price for IASL was $1,176,905. The excess value of the purchase price over the fair value of IASL's net assets on the acquisition date aggregating $1,126,905 has been allocated to goodwill which is being amortized over five years.

IASL is a new leisure and business travel services company, which offers charter services. IASL has an agreement with a tour operator to provide air charter services between Charlotte, North Carolina and Cancun, Mexico for a 12-month period ending December 21, 2001. IASL has an agreement with Southeast Airlines to operate the aircraft. In addition, IASL signed a contract with Casino Express Airline to charter a 122 seat B-737-200 jet aircraft to provide air lift for casinos in Tunica, Mississippi and additional Cancun service for a major tour operator.

In October 2000, IASL entered into a contract with Southeast Airlines to charter two additional DC-9-30 jet aircraft to provide jet shuttle service between Norfolk, Virginia and New York City, New York and between Norfolk and Orlando, Florida. Due to low consumer demand for this service IASL suspended its jet shuttle operations in January 2001 and terminated its contract with Southeast for the two DC-9-30 aircraft.

Telecommunications Call Center

On September 7, 2000, the Company completed the acquisition of DM Marketing, Inc. ("DMM") in accordance with a definitive purchase agreement dated August 16, 2000, which provided for the exchange of 8,450,000 shares of the Company's Common Stock for all of the common stock of DMM. On August 16, 2000, the 8,450,000 shares of common stock issued for DMM had a market value of $5,281,250. Including direct acquisition costs, the aggregate purchase price for DMM was $6,210,897. The excess value of the purchase price over the fair value of DMM's net assets on the acquisition date aggregating $5,722,267 has been allocated to goodwill which is being amortized over five years.

DMM operates a telecommunications call center providing telemarketing, help desk and other services for Internet related companies.

Michael D. Pruitt was an officer, director and shareholder of DMM at the time it was acquired by the Company.

Commercial Real Estate Investments

The Company owns two shopping center properties in the Atlanta, Georgia area. The mortgage financing on the shopping center properties includes additional interest agreements which provides that the lender receive 50% of the net cash flows on a quarterly basis and 50% of the excess of appraised value over the mortgage loan balance at the time of any sale of the property or maturity of the mortgage. The Company has recorded deferred debt discount and accrued interest payable to reflect the lenders allocations of excess cash flows and of the excess appraisal value over the loans. The deferred debt discount was fully amortized at December 31, 2000. In September 2000, the Company extended the balloon principal payments of these mortgage loans from October 1, 2000 to October 1, 2001.

Stratos Inns Concept

The Company owns PDK Properties, Inc. ("PDK") which holds a long-term ground lease at Dekalb-Peachtree Airport in Dekalb County, Georgia and owns Stratos Inns, LLC, a hotel and hospitality business concept. The lease provides for a 54-month development period, a 36-month construction period, and a 30-year lease term after a hotel is constructed and opened.

The Company has not commenced construction on the leased site; and, as a result has been declared in default of the lease by the landlord. Due to its limited available capital and inability to secure a hotel management partner, the Company determined it was unlikely that the Company would be able to complete the construction of a hotel facility within the time constraints of its property lease or to obtain a lease extension from the landlord. In December 2000, the Company recorded a noncash charge of $1,164,000 related to the write off of its PDK and Stratos Inns investments.

Information related to business segments is as follows (in thousands):

                                                    Six Months Ended December 31, 2000
                               -------------------------------------------------------------------------
                                   Aviation       Call      Stratos  Shopping
                               Travel Services   Center      Inns    Centers      Corporate     Total
                               ---------------   -------   -------   --------     ----------  ----------
Revenues                       $         2,276   $   101   $    --   $    528      $    --    $    2,905
Net loss                                (8,641)     (460)   (1,164)      (267)      (1,506)      (12,038)
Identifiable assets                      2,732     5,751        --      8,395           31        16,909
Capital expenditures                        41        22        --         --           --            63
Depreciation and amortization              272       389        --        136           --           797

                                                    Six Months Ended December 31, 1999
                               -------------------------------------------------------------------------
                                   Aviation       Call      Stratos  Shopping
                               Travel Services   Center      Inns    Centers      Corporate       Total
                               ---------------   -------   -------   --------     ----------   ----------
Revenue                        $            --   $    --   $    --   $    526     $       --   $      526
Net loss                               (13,061)       --        --       (181)            --      (13,242)
Identifiable assets                      2,586        --     1,100      9,129             --       12,815
Capital expenditures                       579        --        15         --             --          594
Depreciation and amortization               17        --        --        272             --          289

                                                    Three Months Ended December 31, 2000
                               ------------------------------------------------------------------------
                                  Aviation        Call     Stratos   Shopping
                               Travel Services   Center      Inns     Centers   Corporate      Total
                               ---------------   -------   -------   --------   ----------   ----------
Revenue                        $         2,276   $    89   $    --   $    265   $       --   $    2,630
Net loss                                (4,432)     (336)   (1,164)       (63)      (1,506)      (7,501)
Capital expenditures                        41         3        --         --           --           44
Depreciation and amortization              154       290        --         68           --          512

                                                    Three Months Ended December 31, 1999
                               ------------------------------------------------------------------------
                                  Aviation        Call     Stratos   Shopping
                               Travel Services   Center     Inns      Centers   Corporate      Total
                               ---------------   -------   -------   --------   ----------   ----------
Revenue                        $            --   $    --   $    --   $    253   $       --   $      253
Net loss                                (4,488)       --        --       (175)          --       (4,663)
Capital expenditures                       296        --        10         --           --          306
Depreciation and amortization               11        --        --        136           --          147

Following is pro forma consolidated financial information reflecting the Company's acquisitions of IASL and DMM as of the beginning of the six month periods ended December 31, 2000 and 1999 (in thousands, except per share amounts):


                                                 2000           1999
                                              -----------    ------------
Revenue                                       $     2,939    $        594
Net loss                                          (12,290)        (13,973)
Net loss per share                                   (.25)           (.34)
Weighted average shares                        48,400,774      40,747,333

Note 3.   DISCONTINUED OPERATIONS

In fiscal 1999, the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The Company has made certain estimates regarding the fair value of assets and costs to dispose of the remaining assets of the discontinued operations.

Following is a summary of the net assets (liabilities) of discontinued operations (in thousands):

                                              December 31,         June 30,
                                                  2000              2000
                                              ------------       ------------
Real estate inventories                       $        595       $        633
Accounts and notes receivable                          899                899
Notes and accrued interest payable                    (259)              (402)
Estimated expenses and other liabilities            (1,061)            (1,136)
                                              ------------       ------------
                                              $        174       $         (6)
                                              ------------       ------------

In January 2001, the Company sold a portion of its discontinued operations real estate. The net proceeds of approximately $85,000 were used to reduce the note payable of the discontinued operations.

NOTE 4.  ISSUANCE OF COMMON STOCK

In August 2000, the Company issued 500,000 shares of Common Stock in connection with the cash exercise of warrants with an exercise price of $0.50.

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

In January 2001, the Company raised $500,000 in a private placement sale of 250,000 units. Each unit consists of 1) two shares of Common Stock, 2) a warrant to purchase two shares of Common Stock at $3 per share, based on certain criteria, that expires 12 months after the shares underlying the warrant can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended; 3) a warrant to purchase two shares of Common Stock at $4 per share, based on certain criteria, that expires in 24 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended. The warrants, if exercised, will provide the Company $3,500,000 of additional capital.

Also in January 2001, the Company issued 400,000 shares of restricted Common Stock in exchange for legal and strategic acquisition consulting services.

Further in January 2001, the Company issued 924,000 shares of restricted Common Stock in connection with a one year contract with a public relations and investor relations consultant.

NOTE 5.  STOCK OPTIONS AND WARRANTS

The Company has issued stock options to purchase its Common Stock to directors, officers, certain employees and consultants. The following table summarizes the outstanding options and related exercise prices:

   December 31, 2000                 June 30, 2000
------------------------      ------------------------
                Exercise                      Exercise
 Shares          Price          Shares         Price
---------      ---------      ---------      ---------
2,000,000      $    0.04             --      $      --
3,000,000           0.25             --             --
  400,000           0.44      1,800,000           0.44
3,500,000           0.70             --             --
   40,000           0.80             --             --
  170,000           1.00             --             --
---------                     ---------
9,110,000                     1,800,000
---------                     ---------

In July 2000, the Company's Chairman agreed to cancel his outstanding options to purchase 700,000 shares of the Company's Common Stock and the Company's former Chief Executive Officer agreed to cancel his outstanding options to purchase 700,000 shares.

In December 2000, the Company issued options to purchase 3,710,000 shares of Common Stock at or above fair market value to certain employees, officers and directors under the Company's stock option plan. In January 2001, the issued options to purchase 625,000 shares of Common Stock at exercise prices above the market price to certain employees under the Company's stock option plan. In connection with its aviation travel services business, the Company issued in fiscal 1999 and 2000 warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties and in connection with the private placement of Common Stock. The following table summarizes the outstanding warrants:

        December 31, 2000                        June 30, 2000
 ------------------------------       -----------------------------------
              Exercise                              Exercise
   Shares      Price      Term          Shares        Price        Term
 ----------  ---------  -------       -----------   ---------     -------
  5,556,377   $  0.04   54 mos.         5,556,377   $   0.04      54 mos.
    200,000      0.42      120            200,000       0.42         120
    200,000      0.44      120            200,000       0.44         120
    450,000      0.50      120            450,000       0.50         120
    400,000      0.75      120            400,000       0.75         120
  2,985,000      1.75      120          2,985,000       1.75         120
  1,000,000      2.00      120          1,000,000       2.00         120
    350,000      2.50      120            400,000       2.50         120
  4,350,000      4.00      120          5,100,000       4.00         120
  2,063,386      6.06       18          2,063,386       6.06          18
    742,817      9.77       18            742,817       9.77          18
  1,547,540      9.77       60          1,547,540       9.77          60
 ----------                            ----------
 19,845,120                            20,645,120
 ----------                            ----------

At December 31, 2000, all of the above warrants are exercisable, except for 25,000 with an exercise price of $0.50 that vest in April 2001 and 1,666,913 with an exercise price of $0.04 of which 1,111,275 vest on December 31, 2001 and 555,638 vest on December 31, 2002. The warrants in the above table with an exercise price of $9.77 per share contain an anti-dilution clause and a variable pricing clause that permits the price to be reduced at the time of exercise based on the market price of the stock.

In January 2001, the Company entered into a settlement agreement (the "Corners Settlement") with Four Corners Capital, LLC ("Four Corners") and DC Investment Partners Exchange Funds, L.P. ("DC Fund), regarding, among other issues, the termination of Four Corners' investment banking agreement with the Company and the resolution of disputed issues related to the stock purchase agreement and related documents entered into between the Company and Four Corners in January 2000. An investor of Four Corners was formerly a Director of the Company. The Corners Settlement provides for, among other things, (1) the cancellation of warrants to purchase 200,000 and 1,000,000 shares of Common Stock with an exercise price of $1.75 and $4.00, respectively, outstanding at December 31, 2000; (2) the issuance of an option purchase 1,000,000 shares of Common Stock at an exercise price of $0.75 which expire in January 2006; (3) the amendment of Four Corners' warrants to purchase 2,599,866 shares of Common Stock outstanding at December 31, 2000 reducing the exercise prices of $6.06 and $9.77 to $0.75 and increasing the term from 18 to 60 months expiring in January 2006; (4) the amendment of a warrant to purchase 123,802 shares of Common Stock outstanding at December 31, 2000 held by DC Fund which amendment reduced the exercise price from $9.77 to $0.75 and extends the expiration to January 2006; and (5) the issuance of 200,000 shares of restricted Common Stock to Four Corners.

In February 2001 the Company entered into a settlement agreement ("the Acqua Settlement) with Acqua Wellington Value Fund, Ltd. ("Acqua") resolving disputed issues arising out of the stock purchase agreement and related documents entered into between the Company and Acqua in January 2000. The Acqua Settlement provides for, among other things, the amendment to Acqua's warrants to purchase 1,630,077 shares of Common Stock outstanding at December 31, 2000 and the amendment of Acqua's registration rights. The warrants exercise prices were reduced from $6.06 and $9.77 to $0.75 and the expiration terms were reduced from 18 months to 12 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended.

 The foregoing issuances of stock options and warrants were affected in reliance on the registration exemption provided for by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), as sales by an issuer not involving a public offering. In addition, the private placement of 7,570,000 shares was effected in reliance in the provisions of Rule 506 of Regulation D of the Securities Act.

The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. The total compensation cost recognized during the six month periods ended December 31, 2000 and 1999 for these awards was $6,703,000 and $11,027,000, respectively.

NOTE 6.  SUBSEQUENT EVENTS

In January 2001, the Company entered a consulting agreement with Mr. Todd Bottorff ("the Consulting Agreement"). In accordance with the Consulting Agreement Mr. Bottorff resigned as President of the Company, agreed to cancel his employment agreement dated May 7, 2000, and agreed to provide consulting services to the Company through August 8, 2001, during which period the Company will compensate Mr. Bottorff twice a month based on an annual salary of $160,000. In December 2000, the Company recorded $114,000 of expense related to the Consulting Agreement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In the six months ended December 31, 1999, the Company's continuing operations included development of an Internet-based, private aviation travel services business, limited commercial real estate operations, and other investments. In addition to these businesses, the Company acquired leisure and business travel services and a telecommunications call center businesses in the six months ended December 31, 2000.

Results of Continuing Operations

The Company's revenues in the three and six months ended December 31, 2000 were $2,630,000 and $2,905,000 respectively, compared to $253,000 and $526,000, respectively, in the same periods a year ago. The increases in the current periods are due primarily to the jet shuttle and leisure charter operations commenced by the Company's newly acquired aviation subsidiary. The jet shuttle flights began operating in November 2000 and generated $784,000 of revenue in the quarter ended December 31, 2000. Due to low customer demand, the Company suspended its jet shuttle services in January 2001. The leisure charter operations commenced in October 2000 and generated $1,492,000 of revenue in the quarter ended December 31, 2000. Also, the newly acquired call center business and a slight increase in shopping center revenues contributed to the revenue increase in the quarter ended December 31, 2000.

Gross profit in the three and six months ended December 31, 2000 was $129,000 and $404,000, respectively, compared to $253,000 and $526,000, respectively in the same periods a year ago. Although revenues increased, the Company's gross profit declined from the prior year due to negative margins on the Company's jet shuttle operations. In the six months ended December 31, 2000, the Company's leisure charter flights generated 9% gross profit margins while the jet shuttle flights realized a 45% gross margin deficit.

General and administrative expenses in the three and six months ended December 31, 2000 were $1,693,000 and $2,535,000, respectively, compared to $1,311,000 and $2,211,000, respectively, in the comparable 1999 periods. These increases are due to expenses of the newly acquired aviation and call center businesses offset partially by the non recurring development costs of the Private Seats(TM) program.

The Company's depreciation and amortization expense in the three and six month periods ended December 31, 2000 was $512,000 and $797,000, respectively, compared to $147,000 and $289,000, respectively, in the same periods a year ago. The increases are due primarily to amortization of the Company's Web site development costs and amortization of the goodwill related to the business acquisitions in the current fiscal year.

Interest expense for the three and six month periods ended December 31, 2000 was $132,000 and $489,000, respectively. Interest expense for the six months ended December 31, 2000 is higher than the same period a year ago due to the amortization of deferred debt interest costs on its shopping center mortgages. These deferred costs were fully amortized at September 30, 2000.

In the three and six months ended December 31, 2000, the Company recognized $3,375,000 and $6,703,000, respectively, of non-cash expense related to the issuance of stock options and warrants compared to $3,296,000 and $11,027,000, respectively, in the same periods a year ago. This expense decreased in the six months ended December 31, 2000 because of the Company granted fewer compensatory options and warrants in the current periods. The expense increased the quarter ended December 31, 2000 because the Company recorded a charge of $1,143,000 for the write off of prepaid and deferred expense balances related to warrants issued in fiscal 2000.

Also in the three months ended December 31, 2000, the Company recorded noncash expenses to reflect the write off of the pre-development costs of its Stratos Inns concept ($1,164,000) and Private Seats Web site ($754,000).

Liquidity and Capital Resources

The net loss in the six months ended December 31, 2000 of $12,038,000 was partially offset by an increase in stockholder's equity due to the stock purchases of DMM and IASL. Also, a $1,307,000 increase in paid-in capital related to the issuance of stock options and warrants and $2,659,000 from the sale of Common Stock and exercise of warrants resulted in a net decrease in stockholders' equity of $663,000.

In the six months ended December 31, 2000, continuing operations used $2,577,000 of cash and discontinued operations used $180,000 of cash. Including the net cash provided from business acquisitions and stock sales, the net increase in cash was $191,000 for the six months ended December 31, 2000.

The Company's cash balance at December 31, 2000 is $717,000 which is inadequate to fund operating losses at the level experienced in the three months ended December 31, 2000. The Company began generating revenue from its newly acquired leisure aviation travel service operations in October 2000 and management believes revenues will increase in subsequent periods as the Company expands this business, expands its telecommunications call center operations and acquires additional businesses. However, the Company will continue to incur operating losses as it implements its new business acquisition strategy. The Company has taken the following actions to reduce operating losses, provide near term liquidity, and continue the development of its businesses in an effort to reach positive cash flow from operations:

         (1)      Suspended its unprofitable jet shuttle operations;

         (2) Recovered over $240,000 of cash previously on deposit in connection with the jet shuttle operations;

         (3) Completed a $500,000 private placement sale of 250,000 units, each unit consisting of two shares of Common Stock and certain warrants in January 2001;

         (4) Received a $2.5 million private placement commitment to sell on a best efforts basis 2,500,000 shares of Common Stock and warrants;

         (5) Completed the acquisition of Avenel Ventures, Inc. which included cash and marketable security assets; and

         (6) Entered a non-binding letter of intent to acquire LST, Inc. d/b/a LifeStyle Technologies, Inc. which includes cash assets.

With the completion of these transactions, the Company expects to have adequate cash balances to operate and grow its businesses and improve its cash flow from operations. The Company's need of additional debt or equity financing beyond current commitments depends upon its ability to grow its newly acquired, and to be acquired, businesses. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures could have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

The Company's business, results of operations, and financial condition are subject to many risks with. In addition, statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those discussed herein or in other documents filed by the Company with the Securities and Exchange Commission.

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

ITEM 2.   CHANGES IN SECURITIES

The information in Notes 4 and 5 to the financial statements set forth in Part I
Item 1 hereof and in the Company's Current Report on Form 8-K/A filed on November 13, 2000 is incorporated herein by reference.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 19, 2001, the Company held it fiscal 2000 Annual Meeting of Stockholders at which the following four proposals were submitted to a vote of stockholders:

         (1) The election of Sylvia A. de Leon, Michael D. Pruitt, Dr. James A. Verbrugge, Arthur G. Weiss and Melinda Morris Zanoni to serve a one year term as directors; (2) the approval of an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000 shares; (3) the approval of an increase in the shares available under the Company's 2000 Stock Option Plan from 10,000,000 to 20,000,000 shares; and (4) the ratification of the issuance of 8,450,000 shares for the acquisition of DM Marketing, Inc.

Proposal 1. Election of Directors


                                                                                                  Votes Cast
                                                                                       -----------------------------------
Director Nominee                                                                          For          Against or Withheld
-------------------------                                                              ----------      -------------------
    Sylvia A. de Leon...............................................................   37,838,872             99,539
    Michael D. Pruitt...............................................................   37,838,872             99,539
    Dr. James A. Verbrugge..........................................................   37,838,872             99,539
    Arthur G. Weiss.................................................................   37,838,872             99,539
    Melinda Morris Zanoni...........................................................   37,838,872             99,539
Proposal 2. To increase the Company's authorized shares.............................   43,293,177             95,234
Proposal 3. To approve an increase in the shares available under the Company's
            2000 Stock Option Plan..................................................   30,191,793            505,092
Proposal 4. To ratify the DM Marketing, Inc. acquisition............................   25,211,580             35,305

         Each of the four proposals was approved by the required number of votes.

ITEM 5.   OTHER INFORMATION

        None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits and Index of Exhibits

              2.1 Stock Purchase Agreement dated as of August 16, 2000 between the Company, DM Marketing, Inc., Michael Pruitt and Darek Childress (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 22, 2000).

              2.2 Stock Purchase Agreement dated as of August 11, 2000 between the Company, Internet Aviation Services, Ltd. and Caliente Consulting (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed September 22, 2000)

              2.3    Share Exchange Purchase Agreement dated as of
                     November 8, 2000 between the Company and Avenel Ventures, Inc. Pursuant to Item 601 (b)(2), the exhibits to the Stock Purchase Agreement have been omitted and the Company agrees to furnish copies of such exhibits supplementary to the Commission upon request.

              3.1    Restated Certificate of Incorporation dated January 19,
                     2001.

              4.1 Registration Rights Agreement between the Company, Four Corners Capital, LLC and DC Investment Partners Exchange Fund, L.P. dated January 23, 2001 (incorporated by reference to Exhibit 10.4 filed herein).

              4.2 Registration Rights Agreement between the Company and Acqua Wellington Value Fund, Ltd. dated January 23, 2001 (incorporated by reference to Exhibit 10.5 filed herein).

              10.1 Consulting Agreement between the Company and Mr. Todd Bottorff dated January 17, 2001. Pursuant to Item 601
                     (b)(2), the exhibits to the Consulting Agreement have been omitted and the Company agrees to furnish copies of such exhibits supplementary to the Commission upon request.

              10.2 Employment Agreement between the Company and Mr. Michael D. Pruitt dated November 8, 2000.

              10.3 Employment Agreement between the Company and Ms. Melinda Morris Zanoni dated November 8, 2000.

              10.4 General Release and Settlement Agreement between the Company and Four Corners Capital, LLC and DC Investment Partners Exchange Fund, L.P. dated January 23, 2001.

              10.5 General Release and Settlement Agreement between the Company and Acqua Wellington Value Fund, Ltd. dated January 23, 2001.

           (b)  Reports on Form 8-K

                        (1)    During the quarter ended December 31, 2000:

                               (i) The Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 13, 2000 reporting the financial information related to the acquisition of DM Marketing, Inc.

                              (ii) The Company's Current Report on Form S-8 file with the Securities and Exchange Commission on February 13, 2001 registering 20,000,000 shares of Common Stock for issuance under the Company's stock compensation plan.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   eResource Capital Group, Inc.



Date:   February 14, 2001                 By:  /s/ WILLIAM L. WORTMAN
                                             ----------------------------------
                                               William L. Wortman
                                               Vice President, Treasurer and
                                               Chief Financial Officer