Form 10QSB
period 2001-03-31
ERESOURCE CAPITAL GROUP INC
filed 2001-05-15
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 2001

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of May 14, 2001: 69,902,330

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                          ERESOURCE CAPITAL GROUP, INC.

                                TABLE OF CONTENTS

                                                                                                     PAGE NO.
                                                                                                     --------
PART I FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at March 31, 2001 and June 30, 2000 .......................3

        Condensed Consolidated Statements of Operations For the Three and Nine
        Months Ended March 31, 2001 and 2000 ............................................................4

        Condensed Consolidated Statements of Cash Flows For the Nine Months Ended
        March 31, 2001 and 2000 .........................................................................5

        Notes to Condensed Consolidated Financial Statements .........................................6-14

ITEM 2. Management's Discussion and Analysis Of Financial Condition and Results of Operations .......14-16

PART II.OTHER INFORMATION

ITEM 1. Legal Proceedings ..............................................................................16

ITEM 2. Changes in Securities ..........................................................................16

ITEM 3. Defaults Upon Senior Securities ................................................................16

ITEM 4. Submission of Matters to a Vote of Security Holders ............................................16

ITEM 5. Other Information ..............................................................................16

ITEM 6. Exhibits and Reports on Form 8-K ............................................................17-18

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             MARCH 31,          JUNE 30,
                                                                                               2001               2000
                                                                                             ---------          --------
                                                                                            (UNAUDITED)

                                    ASSETS

Cash and cash equivalents .........................................................          $    442           $    526
Accounts and notes receivable .....................................................               155                 56
Investments .......................................................................             1,423                 --
Prepaid expenses - compensation ...................................................               834              4,616
Prepaid expenses - other ..........................................................               212                120
                                                                                             --------           --------

      Total current assets ........................................................             3,066              5,318
Net assets (liabilities) of discontinued operations ...............................                68                 (6)
Deferred costs and other assets ...................................................               232                925
Predevelopment costs ..............................................................                --              1,164
Property and equipment, net .......................................................             8,618              9,562
Goodwill ..........................................................................            11,356                 --
                                                                                             --------           --------

          Total assets ............................................................          $ 23,340           $ 16,963
                                                                                             ========           ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion ...................................................          $  7,616           $    129
Accrued interest payable ..........................................................               848                 --
Accounts payable and accrued expenses .............................................             1,014                839
Unearned income ...................................................................               348                 --
                                                                                             --------           --------

      Total current liabilities ...................................................             9,826                968
Notes payable .....................................................................                --              7,583
Accrued interest payable ..........................................................                --                848
Due to affiliates, net ............................................................                26                 --
Commitments and contingent liabilities
Shareholders' equity:
   Common stock, $.04 par value, 200,000,000 shares authorized,
    61,723,584 and 33,554,584 issued, respectively ................................             2,469              1,342
   Additional paid-in capital .....................................................            96,776             78,148
   Accumulated deficit ............................................................           (85,681)           (71,788)
   Unrealized loss on marketable securities .......................................               (65)                --
   Treasury stock - at cost (35,930 and 435,930 shares, respectively) .............               (11)              (138)
                                                                                             --------           --------

       Total shareholders' equity .................................................            13,488              7,564
                                                                                             --------           --------

         Total liabilities and shareholders' equity ...............................          $ 23,340           $ 16,963
                                                                                             ========           ========

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     THREE MONTHS MARCH 31,          NINE MONTHS ENDED MARCH 31,
                                                                  -----------------------------     -----------------------------
                                                                      2001             2000             2001             2000
                                                                  ------------     ------------     ------------     ------------
Revenue and other income:
   Sales .....................................................    $      4,170     $         --     $      6,547     $         --
   Lease income - commercial real estate .....................             250              306              778              832
                                                                  ------------     ------------     ------------     ------------

      Total revenues .........................................           4,420              306            7,325              832
Cost of sales ................................................           3,519               --            6,020               --
                                                                  ------------     ------------     ------------     ------------

      Gross profit ...........................................             901              306            1,305              832
Selling, general and administrative expense - compensation
   related to issuance of stock options and warrants .........             219           37,872            6,922           48,899
Selling, general and administrative expenses - other .........           1,320            2,140            3,855            4,351
Depreciation and amortization ................................             621              180            1,418              469
Interest expense .............................................             140              206              629              447
Loss on investments ..........................................             156               --              156               --
Write off of Web site development costs ......................              --               --              754               --
Write off of pre-development costs ...........................              --               --            1,164               --
                                                                  ------------     ------------     ------------     ------------

      Loss before discontinued operations ....................          (1,555)         (40,092)         (13,593)         (53,334)
Loss on disposal of discontinued operations ..................            (300)              --             (300)              --
                                                                  ------------     ------------     ------------     ------------

      Net loss ...............................................    $     (1,855)    $    (40,092)    $    (13,893)    $    (53,334)
                                                                  ============     ============     ============     ============

Basic and diluted net loss per share:
   Loss from continuing operations ...........................    $       (.02)    $      (1.24)    $       (.28)    $      (1.71)
   Loss from discontinued operations .........................            (.01)              --             (.01)              --
                                                                  ------------     ------------     ------------     ------------

      Net loss ...............................................    $       (.03)    $      (1.24)    $       (.29)    $      (1.71)
                                                                  ============     ============     ============     ============

Weighted average shares outstanding ..........................      56,822,576       32,216,782       48,740,469       31,124,357
                                                                  ============     ============     ============     ============

                   The accompanying notes are an integral part
             of these condensed consolidated financial statements.

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                          NINE MONTHS ENDED MARCH 31,
                                                                                          ---------------------------
                                                                                            2001               2000
                                                                                          --------           --------
Cash flows from operating activities:
   Net loss before discontinued operations .....................................          $(13,593)          $(53,334)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................................             1,418                469
      Deferred debt amortization ...............................................               205                 --
      Compensation expense related to issuance of stock options and warrants ...             6,922             48,899
      Stock purchase warrants received for services ............................              (128)                --
      Unrealized loss on stock purchase warrants ...............................               156                 --
      Loss on disposal of fixed assets .........................................                 5                 --
      Write off of Web site development costs ..................................               754                 --
      Write off of pre-development costs .......................................             1,164                 --
      Changes in operating assets and liabilities:
         Accounts and notes receivables ........................................               (79)              (168)
         Prepaid expenses ......................................................               (92)                --
         Deferred costs and other assets .......................................              (624)              (824)
         Accounts payable and accrued expenses .................................               175               (170)
         Due to affiliates .....................................................               193                 --
         Customer deposits .....................................................               289                 --
         Accrued interest payable ..............................................                --                (81)
                                                                                          --------           --------

         Cash used in operating activities before discontinued operations ......            (3,235)            (5,209)
      Discontinued operations, net .............................................              (374)               453
                                                                                          --------           --------

         Net cash used in operating activities .................................            (3,609)            (4,756)
                                                                                          --------           --------
Cash flows from investing activities:
   Purchases of property and equipment .........................................               (71)            (1,373)
   Predevelopment costs ........................................................                --                (78)
   Cash acquired in connection with business acquisitions ......................               378                 --
                                                                                          --------           --------

         Net cash provided by (used in) investing activities ...................               307             (1,451)
                                                                                          --------           --------
Cash flows from financing activities:
   Principal debt payments .....................................................               (96)               (88)
   Sales of common stock .......................................................             3,314              5,843
                                                                                          --------           --------

         Net cash provided by financing activities .............................             3,218              5,755
                                                                                          --------           --------

Net decrease in cash and cash equivalents ......................................               (84)              (452)
Cash and cash equivalents at beginning of period ...............................               526              3,486
                                                                                          --------           --------

Cash and cash equivalents at end of period .....................................          $    442           $  3,034
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

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements include the operations of eResource Capital Group, Inc. and its subsidiaries (collectively the "Company"). In October 2000, flightserv.com changed its name to eResource Capital Group, Inc. ("eRCG") to reflect its new business direction. At March 31, 2001, the Company was engaged in the operation of a charter travel service business, a telecommunications call center business, business consulting, and certain limited commercial real estate activities.

All significant inter-company balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission. Certain prior period amounts have been reclassified to conform to the current fiscal period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of March 31, 2001 and of the results of operations for the periods presented have been included. The financial data at June 30, 2000 is derived from audited financial statements which are included in the Company's Form 10-KSB and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents any investments which can be readily converted to cash and have an original maturity of less than three months. At March 31, 2001, approximately $340,000 of the Company's cash balances were escrow account deposits related to its aviation subsidiary. These deposits are related to prepayments for charter aircraft services and are transferred to unrestricted bank accounts upon completion of flights. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

INVESTMENTS

Investments, consisting of certificates of deposit with maturities of greater than three months and not readily marketable equity securities, are classified as available for sale. Investment securities that are not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or
(c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or the Company. Certificates of deposit are recorded at cost plus accrued interest. Not readily marketable equity securities are recorded at estimated values based on quoted market values for marketable securities of the investments discounted for trading restrictions. If there is no quoted market value, the recorded values are based on the most recent transactions in the securities discounted for lack of marketability. Investment securities transactions are recorded on a trade date basis. The difference between cost and fair value is recorded as unrealized gain or loss on available for sale securities as a component of shareholders' equity on the balance sheet.

STOCK PURCHASE WARRANTS

The Company periodically receives stock purchase warrants which are considered derivatives from companies with publicly traded common stock as part of its compensation for services. The Company recognizes revenue based on the fair value of such stock purchase warrants when earned and received based on the Black-Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black-Scholes valuation model subsequent to the date received. Unrealized losses for the three and nine month periods ended March 31, 2001 were $155,913.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets' estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred and expenditures for improvements which extend the useful life or add value to the asset are capitalized.

Sales and disposals of assets are recorded by removing the related cost and accumulated depreciation amounts with any resulting gain or loss reflected in the statement of operations.

UNEARNED INCOME

The Company's aviation subsidiary receives customer payments in advance for flight services. These deposits are deferred when received and are recorded as revenue upon completion of the flight. Deposits on cancelled flights are returned to the customers.

The Company's consulting subsidiaries receive advance payments on certain service contracts. The revenue on these contracts is recognized over the contract period.

COMPREHENSIVE INCOME

Components of comprehensive income are net loss and all other non-owner changes in equity. The only component of other comprehensive income consists of unrealized holding losses on securities available for sale. Total comprehensive loss for the three and nine month periods ended March 31, 2001 was $1,920,000 and $13,958,000, respectively, and for the three and nine month periods ended March 31, 2000 was $40,092,000 and $53,334,000, respectively.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentation of basic earnings per share ("EPS") and diluted EPS. Basic EPS is computed using the weighted average number of common shares outstanding during the period. Diluted EPS is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 27,380,120 and 16,888,743 shares of Common Stock were outstanding at March 31, 2001 and 2000, respectively. Such options and warrants could potentially dilute EPS in the future but have not been included in the computation of diluted net loss per share in the reported periods as the impact would have been antidilutive.

INCOME TAXES

The Company accounts for income taxes in accordance with the liability method as provided under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Accordingly, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The measurement of deferred income tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

As of March 31, 2001 the Company had approximately $33,800,000 of net operating loss carry forwards (NOL's) for federal income tax purposes, which expire between 2019 and 2020. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of new operating losses following a change in control, utilization of such NOL's could be limited.

The Company's 1996 and one of its subsidiary's 1994 and 1995 tax returns are currently under examination by the Internal Revenue Service ("IRS"). In March 2001, the Company received an IRS report regarding these tax returns assessing the Company approximately $334,000 for income taxes plus accrued interest. The Company is appealing this assessment but cannot be certain that it will be reduced. In March 2001, the Company recorded a loss on discontinued operations to reflect revised estimates in costs and expenses to liquidate its discontinued operations, including this IRS tax assessment.

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

NOTE 2. BUSINESS SEGMENTS

RECENT DEVELOPMENTS

On April 20, 2001, the Company signed a non-binding letter of intent (LOI) to acquire the business operations and assets of Logisoft Computer Products Corp. and eStorefronts.net Corp. (collectively, "Logisoft Subs"), currently subsidiaries of Logisoft Corp. The proposed structure of the acquisition by the Company is a stock-for-stock transaction where the Company will issue 5,500,000 shares of Common Stock for 100% ownership of the Logisoft Subs. Also, the Company may issue an additional 500,000 shares of Common Stock in connection with the transaction if the Logisoft Subs achieve certain performance goals through June 30, 2002.

The Logisoft Subs provide full spectrum Internet business development, focus on enabling globalization of e-business, provide partner site services to companies that want to outsource their e-retail businesses, and market educational software to a wide range of customers nationwide.

On April 3, 2001, the Company acquired 96% of LST, Inc. d/b/a LifeStyle Technologies ("Lifestyles") in exchange of 8,074,676 shares of Common Stock. The Company owned approximately 4% of Lifestyles stock prior to the acquisition. Also, the Company may issue an additional 2,000,000 shares of Common Stock in connection with the transaction if Lifestyles achieves certain performance goals through December 31, 2004. The total purchase price for Lifestyles aggregated $7,617,208 and the transaction was recorded using the purchase method of accounting.

Lifestyles, based in Charlotte, North Carolina, offers a convergence of technology through customized wiring and hardware for homeowners and homebuilders. Through internal resources and national alliance relationships, LifeStyles can provide a one-stop shopping menu for high-speed Internet, satellite services, communication services, security, data, video and voice entertainment systems, as well as long distance and local telephone services for today's "Smart Home". Michael D. Pruitt, the Company's President, Chief Executive Officer and a director, was an officer, director and shareholder of Lifestyles prior to the acquisition.

TECHNOLOGY CONSULTING

On February 13, 2001, the Company acquired 100% of Avenel Ventures, Inc. ("Avenel Ventures") in exchange of 6.7 million shares of Common Stock pursuant to a share exchange purchase agreement dated as of November 8, 2000. The total purchase price aggregated $6,834,000 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Avenel Ventures net assets on the acquisition date aggregating $5,610,144 has been allocated to goodwill which is being amortized over five years.

Avenel Ventures provides investment and advisory services to technology companies, and through its wholly-owned subsidiary, Avenel Alliance, provides e-commerce and business development services to clients implementing innovative strategies in e-commerce internet marketing.

Michael D. Pruitt was an officer, director, and shareholder of Avenel Ventures prior to the acquisition. Melinda Morris Zanoni, an officer, director and shareholder of Avenel Ventures at the time of acquisition, became an officer of the Company in November 2000 and was elected as a director of the Company in January 2001.

AVIATION TRAVEL SERVICES

In fiscal 1999 and 2000, the Company developed its Private Seats(TM) program to provide, as agent, Internet access to private jet flight and related travel services. The Company commenced charter flight reservations in March 2000 and charter flights booked by the Company began operating on April 17, 2000. Due to limited capital availability, the Company did not actively pursue development of the Private Seats(TM) program and, as a result, did not realize any revenue from this business in the six months ended December 31, 2000. Due to the uncertainty about the development of the Private Seats concept, the Company recorded a

$754,000 charge in the quarter ended December 31, 2000 to write off the remaining cost of the Private Seats Web site development costs. In addition, the Company recorded a $1,143,000 charge in the quarter ended December 31, 2000 to write off the remaining prepaid and deferred compensation expenses related to a contract and a warrant agreement with a third party vendor that was to provide services to the Private Seats program.

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

IASL is a new leisure and business travel services company, which offers charter services. IASL has an agreement with a tour operator to provide air charter services between Charlotte, North Carolina and Cancun, Mexico for a 12-month period ending December 21, 2001. IASL has an agreement with Southeast Airlines to operate the aircraft. In addition, IASL signed a contract with Casino Express Airline to charter a 122 seat B-737-200 jet aircraft to provide airlift for casinos in Tunica, Mississippi and additional Cancun service for a major tour operator.

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

In March 2001, the Company entered into negotiations for the sale of its two shopping centers and received a $37,500 refundable deposit. In April 2001, the Company received an additional refundable deposit of $75,000. The Company expects to enter into a sales contract and complete the sale of the shopping centers before June 30, 2001.

STRATOS INNS CONCEPT

The Company owns PDK Properties, Inc. ("PDK") which held a long-term ground lease at Dekalb-Peachtree Airport in Dekalb County, Georgia and owns Stratos Inns, LLC, a hotel and hospitality business concept. The lease provided for a 54-month development period, a 36-month construction period, and a 30-year lease term after a hotel is constructed and opened. The

Company did not commence construction on the leased site; and, as a result was declared in default of the lease by the landlord. Due to its limited available capital and inability to secure a hotel management partner, the Company determined it was unlikely that the Company would be able to complete the construction of a hotel facility within the time constraints of its property lease or to obtain a lease extension from the landlord. In December 2000, the Company recorded a noncash charge of $1,164,000 to write off its PDK and Stratos Inns investments.

SELECTED FINANCIAL INFORMATION (IN THOUSANDS):

                                                              NINE MONTHS ENDED MARCH 31, 2001
                                  ----------------------------------------------------------------------------------------
                                      AVIATION      TECHNOLOGY    CALL       STRATOS     SHOPPING
                                  TRAVEL SERVICES   CONSULTING   CENTER        INNS       CENTERS    CORPORATE     TOTAL
                                  ---------------   ----------   --------    --------    ---------   ---------   ---------
Revenues ........................     $  6,182       $    195    $    170    $     --    $    778     $    --    $   7,325
Net loss ........................       (8,684)          (290)       (779)     (1,164)       (280)     (2,396)     (13,593)
Identifiable assets .............        1,942          6,887       5,232          --       8,351         861       23,273
Capital expenditures ............           49             --          22          --          --          --           71
Depreciation and amortization ...          344            191         679          --         204          --        1,418

                                                              NINE MONTHS ENDED MARCH 31, 2000
                                  ----------------------------------------------------------------------------------------
                                      AVIATION      TECHNOLOGY    CALL       STRATOS     SHOPPING
                                  TRAVEL SERVICES   CONSULTING   CENTER        INNS       CENTERS    CORPORATE     TOTAL
                                  ---------------   ----------   --------    --------    ---------   ---------   ---------
Revenues ........................     $     --       $     --    $     --    $     --    $    832     $    --    $     832
Net loss ........................      (53,030)            --          --          --        (304)         --      (53,334)
Identifiable assets .............        5,883             --          --       1,163       8,847          --       15,893
Capital expenditures ............        1,373             --          --          78          --          --        1,451
Depreciation and amortization ...           24             --          --          --         445          --          469

                                                              THREE MONTHS ENDED MARCH 31, 2001
                                  ----------------------------------------------------------------------------------------
                                      AVIATION      TECHNOLOGY    CALL       STRATOS     SHOPPING
                                  TRAVEL SERVICES   CONSULTING   CENTER        INNS       CENTERS    CORPORATE     TOTAL
                                  ---------------   ----------   --------    --------    ---------   ---------   ---------
Revenues ........................     $  3,906       $    195    $     69    $     --    $    250     $    --    $   4,420
Net loss ........................          (43)          (290)       (319)         --         (13)       (890)      (1,555)
Capital expenditures ............            8             --          --          --          --          --            8
Depreciation and amortization ...           72            191         290          --          68          --          621

                                                              THREE MONTHS ENDED MARCH 31, 2000
                                  ----------------------------------------------------------------------------------------
                                      AVIATION      TECHNOLOGY    CALL       STRATOS     SHOPPING
                                  TRAVEL SERVICES   CONSULTING   CENTER        INNS       CENTERS    CORPORATE     TOTAL
                                  ---------------   ----------   --------    --------    ---------   ---------   ---------
Revenues ........................     $     --       $     --    $     --    $     --    $    306     $    --    $     306
Net loss ........................      (39,969)            --          --          --        (123)         --      (40,092)
Capital expenditures ............          794             --          --          63          --          --          857
Depreciation and amortization ...            7             --          --          --         173          --          180

Following is pro forma consolidated financial information reflecting the Company's acquisitions of IASL, DMM and Avenel as if such acquisitions had occurred as of the beginning of the nine month periods ended March 31, 2001 and 2000 (in thousands, except per share amounts):

                                                                    2001              2000
                                                            ------------      ------------
Revenue ...............................................     $      7,881      $      1,113
Net loss from continuing operations ...................     $    (15,102)     $    (54,096)
Net loss ..............................................     $    (15,402)     $    (54,096)
Net loss per share ....................................     $       (.27)     $      (1.37)
Weighted average shares ...............................       56,386,672        39,574,357

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

Following is a summary of the net assets (liabilities) of discontinued operations (in thousands):

                                                           MARCH 31, 2001    JUNE 30, 2000
                                                           --------------    -------------
Real estate inventories ...............................       $  2,640          $  2,898
Mortgage notes and accrued interest payable ...........         (2,265)           (2,667)
Estimated expenses and other liabilities ..............           (307)             (237)
                                                              --------          --------
                                                              $     68          $     (6)
                                                              --------          --------

In January 2001, the Company sold a portion of its discontinued operations real estate. The net proceeds of approximately $85,000 were used to reduce the note payable of the discontinued operations.

In May 2001, the Company entered a contract for the sale of certain real estate of discontinued operations for $380,000. The sale is scheduled to close by May 31, 2001. In March 2001, the Company recorded a $300,000 loss on disposal of discontinued operations to reflect revised estimates of the net realizable value of the real estate inventories and of the income tax liability from prior years assessed in March 2001 by the IRS.

Also, in May 2001, the Company reached an agreement to repay all mortgage notes and accrued interest payable of discontinued operations by transferring certain real estate inventory valued at $2,265,000 at March 31, 2001 to the mortgagor.

NOTE 4. ISSUANCE OF COMMON STOCK

In August 2000, the Company issued 500,000 shares of restricted Common Stock in connection with the cash exercise of warrants with an exercise price of $0.50, acquired IASL for 1,750,000 shares of restricted Common Stock, and sold 7,070,000 shares of restricted Common Stock at $0.375 per share in a private placement transaction. After fees and expenses, the Company realized $2,409,000 from the private placement.

In September 2000, the Company issued 8,450,000 shares of restricted Common Stock in connection with the DMM acquisition.

In January and February 2001, the Company raised $575,000 in a private placement sale of 287,500 units. Each unit consists of 1) two shares of Common Stock, 2) a warrant to purchase two shares of restricted Common Stock at $3 per share, based on certain criteria, that expires 12 months after the shares underlying the warrant can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended; 3) a warrant to purchase two shares of restricted Common Stock at $4 per share, based on certain criteria, that expires in 24 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended.

Also in January 2001, the Company issued 400,000 shares of restricted Common Stock in exchange for legal and strategic acquisition consulting services and issued 924,000 shares of restricted Common Stock in connection with a one year contract with a public relations and investor relations consultant.

In February and March 2001, the Company issued an aggregate of 2,000,000 shares of Common Stock in connection with the exercise of options with an exercise price of $.04.

NOTE 5. STOCK OPTIONS AND WARRANTS

The Company has issued stock options to purchase its Common Stock to directors, officers, certain employees and consultants. The following table summarizes the outstanding options and related exercise prices:

                    MARCH 31, 2001                         JUNE 30, 2000
              ---------------------------            --------------------------
                                 EXERCISE                              EXERCISE
                SHARES             PRICE              SHARES             PRICE
              ---------          --------            ---------         --------
              3,000,000            $0.25                    --             --
                400,000             0.44             1,800,000           0.44
              3,500,000             0.70                    --             --
              1,000,000             0.75                    --             --
                 40,000             0.80                    --             --
                170,000             1.00                    --             --
                500,000             1.44                    --             --
                125,000             3.00                    --             --
              ---------                              ---------

              8,735,000                              1,800,000
              ---------                              ---------

In July 2000, the Company's Chairman agreed to cancel his outstanding options to purchase 700,000 shares of the Company's Common Stock and the Company's former Chief Executive Officer agreed to cancel his outstanding options to purchase 700,000 shares.

In the nine months ended March 31, 2001, the Company issued options to purchase 4,210,000 shares of Common Stock at or above fair market value to certain employees, officers and directors under the Company's stock option plan. In January 2001, the Company the issued non qualified options to purchase 125,000 shares of Common Stock at an exercise price above the market price to a former employee.

In April and May 2001, options to purchase 40,000 shares at an exercise price of $0.25 and 100,000 shares at an exercise price of $0.70 were exercised. Also, in May 2001, options to purchase 400,000 shares at an exercise price of $0.44 were exercised on a cashless basis.

In connection with its aviation travel services business, the Company issued in fiscal 1999 and 2000 warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties and in connection with the private placement of Common Stock. The following table summarizes the outstanding warrants:

             MARCH 31, 2001                                  JUNE 30, 2000
----------------------------------              -----------------------------------
                EXERCISE                                       EXERCISE
  SHARES         PRICE        TERM                 SHARES        PRICE         TERM
----------      --------      ----              ----------     --------        ----
 5,556,377       $ 0.04         54 mos.          5,556,377      $ 0.04           54 mos.
   200,000         0.42        120                 200,000        0.42          120
   200,000         0.44        120                 200,000        0.44          120
   450,000         0.50        120                 450,000        0.50          120
 4,353,743         0.75         60                      --          --           --
   400,000         0.75        120                 400,000        0.75          120
 2,785,000         1.75        120               2,985,000        1.75          120
 1,000,000         2.00        120               1,000,000        2.00          120
   350,000         2.50        120                 400,000        2.50          120
 3,350,000         4.00        120               5,100,000        4.00          120
        --           --         --               2,063,386        6.06           18
        --           --         --                 742,817        9.77           18
        --           --         --               1,547,540        9.77           60
----------                                      ----------

18,645,120                                      20,645,120
----------                                      ----------

At March 31, 2001, all of the above warrants are exercisable, except for 25,000 with an exercise price of $0.50 that vest in April 2001 and 1,666,913 with an exercise price of $0.04 of which 1,111,275 vest on December 31, 2001 and 555,638 vest on December 31, 2002. The warrants in the above table with an exercise price of $9.77 per share contain an anti-dilution clause and a variable pricing clause that permits the price to be reduced at the time of exercise based on the market price of the stock.

In January 2001, the Company entered into a settlement agreement (the "Corners Settlement") with Four Corners Capital, LLC ("Four Corners") and DC Investment Partners Exchange Funds, L.P. ("DC Fund), regarding, among other issues, the termination of Four Corners' investment banking agreement with the Company and the resolution of disputed issues related to the stock purchase agreement and related documents entered into between the Company and Four Corners in January 2000. An investor of Four Corners was formerly a Director of the Company. The Corners Settlement provides for, among other things, (1) the cancellation of warrants to purchase 200,000 and 1,000,000 shares of Common Stock with an exercise price of $1.75 and $4.00, respectively, outstanding at December 31, 2000; (2) the issuance of an option to purchase 1,000,000 shares of Common Stock at an exercise price of $0.75 which expire in January 2006; (3) the amendment of Four Corners' warrants to purchase 2,599,866 shares of Common Stock outstanding at December 31, 2000 reducing the exercise prices of $6.06 and $9.77 to $0.75 and increasing the term from 18 to 60 months expiring in January 2006; (4) the amendment of a warrant to purchase 123,802 shares of Common Stock outstanding at December 31, 2000 held by DC Fund which amendment reduced the exercise price from $9.77 to $0.75 and extends the expiration to January 2006; and (5) the issuance of 200,000 shares of restricted Common Stock to Four Corners.

In February 2001, the Company entered into a settlement agreement ("the Acqua Settlement) with Acqua Wellington Value Fund, Ltd. ("Acqua") resolving disputed issues arising out of the stock purchase agreement and related documents entered into between the Company and Acqua in January 2000. The Acqua Settlement provides for, among other things, the amendment to Acqua's warrants to purchase 1,630,077 shares of Common Stock outstanding at December 31, 2000 and the amendment of Acqua's registration rights. The warrants exercise prices were reduced from $6.06 and $9.77 to $0.75 and the expiration terms were reduced from 18 months to 12 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended.

The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. The total compensation cost recognized during the nine month periods ended March 31, 2001 and 2000 for these awards was $6,930,000 and $48,899,000, respectively.

NOTE 6. RELATED PARTY TRANSACTIONS

In January 2001, the Company entered into a consulting agreement with Mr. Todd Bottorff ("the Consulting Agreement"). In accordance with the Consulting Agreement Mr. Bottorff resigned as President of the Company, agreed to cancel his employment agreement dated May 7, 2000, and agreed to provide consulting services to the Company through August 8, 2001, during which period the Company will compensate Mr. Bottorff twice a month based on an annual salary of $160,000. In December 2000, the Company recorded $114,000 of expense related to the Consulting Agreement.

At March 31, 2001, the Company had notes payable of $226,000 to a company owned by Michael D. Pruitt and had a $200,000 note receivable due from Lifestyles.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

In the nine months ended March 31, 2000, the Company's continuing operations included development of an Internet-based, private aviation travel services business, limited commercial real estate operations, and other investments. In addition to these businesses, the Company acquired a leisure and business travel services, telecommunications call center, and technology consulting businesses in the nine months ended March 31, 2001. Due to these business acquisitions, the Company's revenue and expense category amounts in the current fiscal periods vary significantly from the same periods in fiscal 2000 periods. The following table summarizes certain revenue and categories (in thousands):

                                         THREE MONTHS ENDED MARCH 31,                       NINE MONTHS ENDED MARCH 31,
                                   ----------------------------------------          ------------------------------------------
                                     2001            2000           CHANGE             2001              2000           CHANGE
                                   --------        --------        --------          --------          --------        --------
Revenue:
  Aviation:
     Leisure charter               $  3,528        $     --        $  3,528          $  5,020          $     --        $  5,020
     Jet shuttle                        378              --             378             1,162                --           1,162
                                   --------        --------        --------          --------          --------        --------
                                      3,906              --           3,906             6,182                --           6,182
   Consulting                           195              --             195               195                --             195
   Call center                           69              --              69               170                --             170
   Commercial real estate               250             306             (56)              778               832             (54)
                                   --------        --------        --------          --------          --------        --------

                                   $  4,420        $    306        $  4,114          $  7,325          $    832        $  6,493
                                   ========        ========        ========          ========          ========        ========

Gross Profit:
   Aviation
      Leisure charter              $    300        $     --        $    300          $    428          $     --        $    428
      Jet shuttle                        87              --              87              (266)               --            (266)
                                   --------        --------        --------          --------          --------        --------
                                        387              --             387               162                --             162

   Consulting                           195              --             195               195                --             195
   Call center                           69              --              69               170                --             170
   Commercial real estate               250             306             (56)              778               832             (54)
                                   --------        --------        --------          --------          --------        --------
                                   $    901        $    306        $    595          $  1,305          $    832        $    473
                                   ========        ========        ========          ========          ========        ========

RESULTS OF CONTINUING OPERATIONS

The Company's revenues in the three and nine months ended March 31, 2001 were $4,420,000 and $7,325,000 respectively, compared to $306,000 and $832,000, respectively, in the same periods a year ago. The increases in the current periods are due primarily to the newly acquired businesses offset by a decrease in shopping center revenue. The Company operated jet shuttle flights from November 2000 to January 2001. Due to low customer demand, the Company suspended its jet shuttle services in January 2001. The Company's leisure charter operations commenced in October 2000.

Gross profit in the three and nine months ended March 31, 2001 was $901,000 and $1,305,000, respectively, compared to $306,000 and $832,000, respectively in the same periods a year ago. The increases in the current periods are due to the newly acquired businesses. The Company's aviation segment's overall gross profit improved to 9.9% in the current quarter compared to 2.6% for the current nine month period due to terminating the jet shuttle operations.

In the three and nine months ended March 31, 2001, the Company recognized $219,000 and $6,922,000, respectively, of non-cash expense related to the issuance of stock options and warrants compared to $37,872,000 and $48,899,000, respectively, in the same periods a year ago. This expense decreased in the periods ended March 31, 2001 because the Company granted fewer compensatory options and warrants during such periods.

Selling, general and administrative expenses other in the three and nine months ended March 31, 2001 were $1,320,000 and $3,855,000, respectively, compared to $2,140,000 and $4,351,000, respectively, in the comparable 2000 periods. These increases are due to expenses of the newly acquired aviation, call center, and consulting businesses offset partially by the non recurring development costs of the Private Seats(TM) program.

The Company's depreciation and amortization expense in the three and nine month periods ended March 31, 2001 was $621,000 and $1,418,000, respectively, compared to $180,000 and $469,000, respectively, in the same periods a year ago. The increases are due primarily to amortization of the Company's Web site development costs through December 31, 2000 and amortization of the goodwill related to the business acquisitions in the current fiscal year.

Interest expense for the three and nine months periods ended March 31, 2001 was $140,000 and $629,000, respectively. Interest expense for the nine months ended March 31, 2001 is higher than the same period a year ago due to the amortization of deferred debt interest costs on its shopping center mortgages. These deferred costs were fully amortized at September 30, 2000.

Also, in the nine months ended March 31, 2001, the Company recorded noncash expenses to reflect the write off of the pre-development costs of its Stratos Inns concept ($1,164,000) and Private Seats Web site ($754,000).

LIQUIDITY AND CAPITAL RESOURCES

The net loss in the nine months ended March 31, 2001 of $13,893,000 was offset by an increase in stockholder's equity due to the stock purchases of DMM, IASL, and Avenel. Also, a $2,323,400 increase in paid-in capital related to the issuance of stock and stock options and $3,314,000 proceeds from the sale of Common Stock and exercise of options and warrants resulted in a net increase in stockholders' equity of $5,924,000.

In the nine months ended March 31, 2001, continuing operations used $3,235,000 of cash and discontinued operations used $374,000 of cash. Including the net cash provided from business acquisitions and stock sales, the net decrease in cash was $84,000 for the nine months ended March 31, 2001.

In the three months ended March 31, 2001, the Company raised $575,000 out of an anticipated $3.0 million in a private placement sale of units which consisted of Common Stock and warrants. This private placement was terminated without raising the additional $2.4 million.

In the three month periods ended September 30 2000, December 31, 2000, and March 31, 2001, the Company used $1,153,000, $1,731,000 and $892,000 of cash, respectively, excluding cash proceeds from sales of stock and exercise of options and warrants. Though the cash usage improved in the three months ended March 31, 2001, the Company's cash balance at March 31, 2001 of $442,000 is inadequate to fund operating losses at the level experienced in the three and nine months ended March 31, 2001. The Company began generating revenue from its newly acquired leisure aviation travel service operations in October 2000 and management believes revenues will continue to increase in subsequent periods as the Company expands this business, expands its telecommunications call center operations and acquires additional businesses. However, the Company will continue to incur operating losses as it implements its new business acquisition strategy.

The Company has taken the following actions to provide near-term liquidity while it continues the development of its businesses in an effort to reach positive cash flow from operations:

         (i) Entered negotiations for a $2.5 million bank line of credit in May 2001.

         (ii) Entered a contract to sell certain real estate of discontinued operations for $380,000

         (iii)    Entered negotiations to sell its two shopping centers.

         (iv)     Determined to sell certain marketable securities.

If it completes these transactions, the Company expects to have adequate cash balances to operate and grow its businesses while it continues to focus on improving its cash flow from operations. In addition to the above transactions the Company may need additional debt or equity financing depending upon its ability to grow its newly acquired, and to be acquired, businesses and improve cash flow from operations. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

The Company's business, results of operations, and financial condition are subject to many risks. In addition, statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those discussed herein or in other documents filed by the Company with the Securities and Exchange Commission.

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

ITEM 2. CHANGES IN SECURITIES

The information in Notes 4 and 5 to the financial statements set forth in Part I
Item 1 hereof and in the Company's Current Reports on Form 8-K/A filed on November 13, 2000, March 28, 2001 and May 2001 is incorporated herein by reference.

The issuances of unregistered shares of Common Stock, options, and warrants in the three months ended March 31, 2001 were affected in reliance on the registration exemption provided for by Section 4(2) of the Securities Act of 1933, as amended, as sales by an issuer not involving a public offering.

On February 13, 2001, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to 20,000,000 shares of Common Stock available for issuance pursuant to the Company's stock option plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information set forth in Part II Item 4 of the Company's Report on Form 10-QSB filed on February 14, 2001 is incorporated herein by reference.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits and Index of Exhibits

                  2.1 Stock Purchase Agreement dated as of August 16, 2000 between the Company, DM Marketing, Inc., Michael Pruitt and Darek Childress (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed September 22, 2000).

                  2.2 Stock Purchase Agreement dated as of August 11, 2000 between the Company, Internet Aviation Services, Ltd. and Caliente Consulting (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed September 22, 2000)

                  2.3 Share Exchange Purchase Agreement dated as of November 8, 2000 between the Company and Avenel Ventures, Inc. Pursuant to Item 601 (b)(2), the exhibits to the Stock Purchase Agreement have been omitted and the Company agrees to furnish copies of such exhibits supplementary to the Commission upon request (incorporated by reference to Exhibit xx to the Company's Current Report on Form 10-QSB filed February 14, 2001).

                  3.1 Restated Certificate of Incorporation dated January 19, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 10-QSB filed February 14, 2001).

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

                  10.1 Consulting Agreement between the Company and Mr. Todd Bottorff dated January 17, 2001. Pursuant to Item 601
                           (b)(2), the exhibits to the Consulting Agreement have been omitted and the Company agrees to furnish copies of such exhibits supplementary to the Commission upon request (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-QSB filed February 14, 2001).

                  10.2 Employment Agreement between the Company and Mr. Michael D. Pruitt dated November 8, 2000 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-QSB filed February 14, 2001).

                  10.3 Employment Agreement between the Company and Ms. Melinda Morris Zanoni dated November 8, 2000 (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-QSB filed February 14, 2001).

                  10.4 General Release and Settlement Agreement between the Company and Four Corners Capital, LLC and DC Investment Partners Exchange Fund, L.P. dated January 23, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-QSB filed February 14, 2001)

                  10.5 General Release and Settlement Agreement between the Company and Acqua Wellington Value Fund, Ltd. dated January 23, 2001 (incorporated by reference to
                           Exhibit 10.5 to the Company's Current Report on Form 10-QSB filed February 14, 2001).

         (b)      Reports on Form 8-K

                  (1)      During the quarter ended March 31, 2001:


                           (i) The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2001 regarding the acquisition of Avenel Ventures, Inc.

                           (ii) The Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on March 28, 2001 reporting the financial information related to the acquisition of Avenel Ventures, Inc.

                           (iii) The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2001 regarding the acquisition of LST, Inc.

                           (iv) The Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2001 regarding the acquisition of Logisoft Computer Products Corp. and eStorefront.net Corp.

                           (v) The Company's Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 15, 2001 reporting the financial information related to the acquisition of LST, Inc.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              eResource Capital Group, Inc.

Date: May 15, 2001                   By: /s/ WILLIAM L. WORTMAN
                                         ---------------------------------------
                                              William L. Wortman
                                              Vice President, Treasurer and
                                              Chief Financial Officer