Form 10KSB40/A
period 2000-06-30
ERESOURCE CAPITAL GROUP INC
filed 2001-06-18
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                         ERESOURCE CAPITAL GROUP, INC.
                       (Formerly known as flightserv.com)
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

         The number of shares outstanding of the Registrant's Common Stock as of September 27, 2000: 51,088,654

    Transitional Small Business Disclosure Format:      Yes  [ ]    No [X]

This Amendment No. 1 on Form 10-KSB/A amends and restates in its entirety the text of Items 7. and 12. of the Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000 by the registrant (the "Company"). No other changes have been made to the report on Form 10-KSB as originally filed.

Statements in this report about anticipated or expected future revenue or growth or expressions of future goals or objectives are forward-looking statements within the meaning of Section 21E of the Securities Act of 1934, as amended. All forwarding-looking statements in this release are based upon information available to the Company on the date of this release. Any forward-looking statements involve risks and uncertainties, including those risks described in the Company's filings with the Securities and Exchange Commission, that could cause actual events or results to differ materially from the events or results described in the forward-looking statements, whether as a result of new information, future events or otherwise. Readers are cautioned not to place undue reliance on these forward-looking statements.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements are contained in this Item 7:

         Reports of Independent Auditors.
         Consolidated Balance Sheets as of June 30, 2000 and 1999.
         Consolidated Statements of Operations for the year ended June 30, 2000 and 1999.
         Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2000 and 1999.
         Consolidated Statements of Cash Flows for the years ended June 30, 2000 and 1999.
         Notes to the Consolidated Financial Statements.

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


                                                /s/ ERNST & YOUNG LLP


Atlanta, Georgia
September 21, 2000,
  except for the first paragraph of Note 5, as to which the date is September 28, 2000

Report of Independent Certified Public Accountants
Board of Directors
flightserv.com and Subsidiaries

     We have audited the accompanying consolidated balance sheet of flightserv.com (formerly Proactive Technologies, Inc.) and Subsidiaries as of June 30, 1999 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of flightserv.com and Subsidiaries as of June 30, 1999 and the consolidated results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.



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

                         FLIGHTSERV.COM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  Year Ended June 30,
                                                                            -------------------------------
                                                                                2000                1999
                                                                            ------------       ------------
Revenues:
  Sales - private aviation                                                  $     10,040       $         --
  Lease income - commercial real estate                                        1,108,438            602,026
                                                                            ------------       ------------

                                                                               1,118,478            602,026
Cost of sales - private aviation                                                  93,561                 --
                                                                            ------------       ------------

       Gross profit                                                            1,024,917            602,026

Selling, general and administrative expense - compensation related
   to issuance of stock options and warrants                                  48,996,238          1,736,048
Selling, general and administrative expenses - other                           7,023,055          3,236,243
Depreciation and amortization                                                    466,482            129,263
Interest expense, net                                                            862,975            468,249
Loss on investments                                                            1,011,716                 --
                                                                            ------------       ------------

        Loss before discontinued operations                                  (57,335,549)        (4,967,777)
                                                                            ------------       ------------

Discontinued operations:
  Loss from discontinued operations                                                   --         (4,291,505)
  Loss on disposal of discontinued operations                                   (600,000)        (6,913,728)
                                                                            ------------       ------------

        Net loss                                                            $(57,935,549)      $(16,173,010)
                                                                            ============       ============

Basic and diluted loss per share:
  Loss per share before discontinued operations                             $      (1.81)      $       (.24)
  Discontinued operations                                                          (0.02)              (.54)
                                                                            ------------       ------------

        Net loss                                                            $      (1.83)      $       (.78)
                                                                            ============       ============
  Weighted average shares outstanding used in
      calculating basic and diluted net loss per share                        31,596,541         20,793,855
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

INFORMATION RELATED TO BUSINESS SEGMENTS IS AS FOLLOWS (IN THOUSANDS):

                                                                       Year Ended June 30, 2000
                                         -----------------------------------------------------------------------------------
                                         Aviation
                                         Travel Services            Shopping Centers         Stratos Inns           Total
                                         ---------------            ----------------         ------------          --------
Revenues                                 $     10                   $   1,108                $     --              $  1,118
Net loss before
  discontinued operations                 (56,875)                       (461)                     --               (57,336)
Identifiable assets                         7,025                       8,780                   1,164                16,969
Capital Expenditures                        1,138                          23                      --                 1,161
Depreciation and amortization                 154                         312                      --                   466


                                                                       Year Ended June 30, 1999
                                         -----------------------------------------------------------------------------------
                                         Aviation
                                         Travel Services            Shopping Centers         Stratos Inns           Total
                                         ---------------            ----------------         ------------          --------
Revenues                                 $     --                   $     602                $     --              $    602
Net loss before
  discontinued operations                  (4,737)                       (231)                     --                (4,968)
Identifiable assets                         3,980                       9,305                   1,085                14,370
Capital Expenditures                           85                          --                      --                    85
Depreciation and amortization                   1                         128                      --                   129

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

         The fiscal 1999 Loss on Disposal of Discontinued Operations includes transactions with a former chief executive officer and a former officer of the Company. These former executives purchased real estate and cash assets with an aggregate book value of approximately $12,900,000. The Company received cash of $435,000, notes receivable of $465,000 and 5,000,000 shares of the Company's Common Stock valued at approximately $1,928,000, or $0.386 per share which represented the market price of the stock when the parties entered into their agreement. Also, in these transactions the purchasers assumed approximately all of the Company's $9,094,000 of mortgage indebtedness outstanding on the properties. In fiscal 1999, the Company recorded a pre-tax loss of approximately $983,000 on these transactions. At June 30, 1999 the Company held notes receivable in the amount of $465,000 in connection with the transactions. The Company received full payment on the notes subsequent to June 30, 1999. In September 1999, the Company reacquired certain real estate, which was part of these transactions, for approximately $583,000.

         In fiscal 1999, the Company sold certain residential real estate holdings with an aggregate book value of $2,522,000 to a former company director and a former officer in exchange for the return of 1,000,000 shares of the Company's Common Stock with a then market value of $313,000, or $0.313 per share which represents the market price of the Company's Common Stock when the parties entered into their agreement. Also, the buyers assumed approximately $760,000 of mortgage indebtedness on the properties. The Company recorded a pre-tax loss on this transaction of approximately $1,449,000. Also in fiscal 1999, the Company sold residential real estate with a book value of $1,674,000 to an entity in which a former Company director held a controlling interest for $610,000, consisting of $125,000 of cash and the assumption by the buyer of approximately $485,000 of mortgage indebtedness. The Company recorded a pre-tax loss of $1,064,000 on the transaction.

         In July 1999, the Company sold certain undeveloped land with a book value of approximately $1,200,000 in exchange for approximately $768,000 of cash and the assumption by the buyer of approximately $799,000 of mortgage indebtedness. In fiscal 1999, the Company recorded a gain of approximately $367,000 on the transaction.

         In September 1999, the Company transferred, pursuant to a contractual arrangement, the remaining discontinued operations real estate assets with an aggregate book value of approximately $3,700,000 to an entity, in which a former chief executive officer was an affiliate. The Company received a note for $1,000,000 and the buyer assumed mortgage indebtedness of approximately $2,200,000. The Company recorded a loss of approximately $500,000 on the transaction in 1999. The Company is contingently liable on indebtedness aggregating $2,200,000 which is due to mortgageholders. In the event the entity is not able to satisfy the $2,200,000 of mortgage notes, the Company would be obligated to satisfy such obligations and would have the right to foreclose on the land. In June 2000, the Company determined that it was unlikely that the buyer would be able to complete the terms of the contract. As a result, the Company recorded a $900,000 loss on disposal of discontinued operations to reflect the estimated net realizable value of this property.

         The $600,000 loss on disposal of discontinued operations in 2000 consists of a write down in the valuation of real estate inventory ($900,000) partially offset by a reduction ($300,000) in the estimated expenses to dispose of discontinued operation assets.

         Following is a summary of the Net Liabilities of Discontinued Operations at June 30:

                                                                           2000              1999
                                                                       -----------       -----------
                  Real estate inventories                              $ 2,863,817       $ 4,095,912
                  Investments in real estate equity securities                  --           676,500
                  Notes payable                                         (2,602,000)       (4,449,756)
                  Reserve for estimated expenses and other liabilities    (267,669)         (426,794)
                                                                       -----------       -----------
                                                                       $    (5,852)      $  (104,138)
                                                                       ===========       ===========

         The Company expects to disburse or resolve the estimated expenses and liabilities when the real estate and other assets and liabilities of the discontinued operations are liquidated over the next twelve months, except for estimated income taxes which may not be resolved during the same time period due to an ongoing Internal Revenue Service examination.

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

         In December 1999, the Company issued 188,976 shares of restricted Common Stock in connection with the exercise of nonqualified stock options previously issued for director services.

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

NOTE 8.  STOCK OPTIONS AND WARRANTS

         In fiscal 1999, the Company issued nonqualified stock options to purchase 2,000,000 shares of its Common Stock at an exercise price of $0.44 per share to directors and certain officers. These options were granted at an exercise price equal to the fair value on the date of the grant. During fiscal 2000, options to purchase 200,000 shares were exercised. In July 2000, 1,400,000 of these options were cancelled. The 400,000 options outstanding are fully vested and exercisable. As a result, the Company did not recognize any compensation expense in connection with these options.

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

         In connection with its new private aviation services business FSW issued warrants to purchase its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. In addition, the Company issued warrants in connection with Common Stock private placement transactions. Certain of the warrants issued contain registration rights provisions.

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
        ==========                                     =========

         In the preceding table, the 5,556,377 warrants with an excise price of $.04 were issued to a vendor in connection with a two-year marketing and technology services agreement. The Company recorded the value of these warrants as Prepaid expense -- compensation on the balance sheet at June 30, 2000 which is being amortized over the vesting period of the warrants. The vesting period coincides with the time period over which the vendor is required to provide services to the Company pursuant to the services agreement.

         The above warrants with an exercise price of $9.77 per share, which were issued in connection with private placements of restricted Common Stock, contain a variable pricing clause that permits the price to be reduced at the time of exercise based on the market price of the stock.

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

         In fiscal 1999, the Company paid $100,000 to the wife of the Company's former President and Chief Executive Officer for services in connection with the Company's Stratos Inns business concept.

         In December 1999, the Company settled certain matters regarding residential real estate transactions in prior fiscal years with a former officer, a former director, and the former director's father. In connection with this settlement the Company issued 400,000 shares of restricted Common Stock to these parties and recorded a charge to the estimated reserve for estimated expenses and other liabilities of discontinued operations of $197,000.

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

         On September 7, 2000, the Company acquired DM Marketing, Inc. ("DMM") for 8,450,000 shares of restricted Common Stock pursuant to a definitive purchase agreement executed as of August 16, 2000. The aggregate purchase price of DMM was $6,210,897 consisting of the fair value on August 16, 2000 of the Company's stock issued ($5,281,250) and direct acquisition costs ($929,647). DMM operates a telecommunications call center providing telemarketing, help desk and other services for Internet related companies. DMM's call center operations can provide back office support for FSW's private jet travel services business. In the DMM acquisition the Company also received $350,000 in cash. The acquisition will be accounted for using the purchase method of accounting.

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

         In fiscal 1999, the Company paid $100,000 to the wife of the Company's former President and Chief Executive Officer for services in connection with the Company's Stratos Inns business concept.

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

                                              eResource Capital Group, Inc.
                                             (formerly known as flightserv.com)



Date:    June 12, 2001                         By: /s/ Arthur G. Weiss
                                                 -------------------------------
                                                 Arthur G. Weiss
                                                 Chairman of the Board

         In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Date:    June 12, 2001                         By: /s/ Arthur G. Weiss
                                                 -------------------------------
                                                 Arthur G. Weiss
                                                 Chairman of the Board


Date:    June 12, 2001                         By: /s/ Michael D. Pruitt
                                                 -------------------------------
                                                 Michael D. Pruitt
                                                 President/CEO and Director
                                                 (principal executive officer)


Date:    June 12, 2001                         By: /s/ William L. Wortman
                                                 -------------------------------
                                                 William L. Wortman
                                                 Vice President, Treasurer, and
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)


Date:    June 13, 2001                         By: /s/ Sylvia A. de Leon
                                                 -------------------------------
                                                 Sylvia A. de Leon
                                                 Director


Date:    June 13, 2001                         By: /s/ Dr. James A. Verbrugge
                                                 -------------------------------
                                                 Dr. James A. Verbrugge
                                                 Director

Date:    June 12, 2001                         By: /s/ Melinda Morris Zanoni
                                                 -------------------------------
                                                 Melinda Morris Zanoni
                                                 Executive Vice President
                                                 and Director