Form 10KSB40
period 2001-06-30
ERESOURCE CAPITAL GROUP INC
filed 2001-10-04
CIK 722839

         U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-KSB
  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                     of 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

                            1225 NORTHMEADOW PARKWAY
                                    SUITE 116
                                ROSWELL, GA 30076
                                 (770) 754-9449
              (Address of registrant's principal executive offices
          including zip code and telephone number, including area code)

         Securities Registered Pursuant to Section 12(b) of the Securities Exchange Act of 1934:

          TITLE OF CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Common Stock, par value $0.04                American Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act of 1934: NONE

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for its most recent fiscal year (12 months ending June 30, 2001): $13,607,093.

         The aggregate market value of the voting stock held by non-affiliates as of September 28, 2001 was $45,949,000.

         Check whether the issuer filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

         The number of shares outstanding of the Registrant's Common Stock as of September 27, 2001: 76,773,354

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                                        Page
        PART I

        ITEM 1.             Description of Business                                                                       3

                            General                                                                                       3
                            Aviation Travel Services                                                                      4
                            Telecommunications Call Center                                                                4
                            Technology Business Consulting                                                                4
                            Home Technology                                                                               4
                            Internet/Technology Solutions                                                                 5
                            Recent Business Developments                                                                  5
                            Factors Affecting Future Results and Forward-looking Statements                               5
                            Discontinued Operations- Real Estate                                                          9
                            Employees                                                                                     9
                            Recent Accounting Pronouncements                                                             10

        ITEM 2.             Properties                                                                                   10

        ITEM 3.             Legal Proceedings                                                                            11

        ITEM 4.             Vote of Security Holders                                                                     11

        PART II

        ITEM 5.             Market for Registrant's Common Equity and Related Stockholder Matters                        11

        ITEM 6.             Management's Discussion and Analysis of Financial Condition and Results of Operations        13

        ITEM 7.             Financial Statements                                                                         15

        ITEM 8.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure         36

        PART III

        ITEM 9.             Directors and Executive Officers                                                             36

        ITEM 10.            Executive  and Director Compensation                                                         37

        ITEM 11.            Security Ownership of Certain Beneficial Owners and Management                               39


        ITEM 12.            Certain Relationships and Related Transactions                                               40

        PART IV

        ITEM 13.            Exhibits Lists and Reports on Form 8-K                                                       42

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         eResource Capital Group, Inc. (formerly flightserv.com) and its subsidiaries ("RCG" or the "Company") are currently engaged in the operation of leisure charter travel services, telecommunications call center, technology business consulting, home technology, and Internet solutions businesses. RCG is a Delaware corporation incorporated in 1982.

         Prior to fiscal 1996, the Company, then known as Proactive Technologies, Inc., operated a drug-screening and testing lab and a computer software development business. In fiscal 1996, the Company discontinued these operations when it acquired Capital First Holdings, Inc., a residential real estate development company. Through the first half of fiscal 1999, the Company was engaged primarily in the design, development and sale of single-family subdivisions.

         In the second half of fiscal 1999, the Company acquired a commercial real estate business consisting of two strip-mall, shopping centers and a hotel development concept. Also, during the second half of fiscal 1999, the Company decided to discontinue its residential real estate development operations and focus primarily on developing an Internet Web site to provide access to private aviation travel services. The Company changed its name to flightserv.com in June 1999 to reflect the new business direction. In fiscal 2000, the Company continued development of the private aviation concept and launched the Private Seats program in March 2000. The Company was able to generate only minimal customer bookings through the Private Seats program and did not book any flights after June 2000.

         In fiscal 2001, the Company modified its business plan and acquired several companies in various business segments. In October 2000, the Company changed its name to eResource Capital Group, Inc. to reflect the new business direction. Also, in fiscal 2001 the Company discontinued its commercial real estate business.

         Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "expects", and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing governmental regulations and changes in or the failure to comply with, governmental regulations; adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

AVIATION TRAVEL SERVICES

         In fiscal 1999 and 2000, the Company developed an Internet Web site to provide access to private jet flight and travel services. The Web site was launched on March 9, 2000 and featured the Company's Private Seats(TM) program which was designed to aggregate individual demand for private jet travel between designated cities to make chartering of an aircraft economical for the charter operator and individual travelers. From April 17, 2000 through June 30, 2000, the Company chartered a limited number of flights. Thereafter, the Company has not generated any revenue from the Private Seats program. The Company currently has no plans to further develop and market its private aviation charter travel services business.

         On August 25, 2000, the Company completed the acquisition of Internet Aviation Services, Ltd. ("IASL") in accordance with a definitive purchase agreement dated August 11, 2000, which provided for the exchange of 1,750,000 shares of the Company's common stock, par value $0.04 per share (the "Common Stock"), for all of IASL's common stock. On August 11, 2000, the 1,750,000 shares of common stock issued for IASL had a market value of $984,375. Including direct acquisition costs, the aggregate purchase price for IASL was $1,176,905. The excess value of the purchase price over the fair value of IASL's net assets on the acquisition date aggregating $1,126,905 was allocated to goodwill.

         IASL was a new leisure and business travel services company, which provided charter services. In October 2000, RCG formed a new wholly-owned subsidiary, flightserv.com ("FSW"), which now operates the Company's aviation travel service business. FSW does not own or operate any aircraft. FSW has an agreement with a tour operator to provide air charter services between Charlotte, North Carolina and Cancun, Mexico for a 12-month period ending December 21, 2001. FSW has an agreement with Southeast Airlines to operate the aircraft. In addition, FSW has an agreement with Casino Express Airline to charter a 122 seat B-737-200 jet aircraft to provide air service for casinos in Tunica, Mississippi and an agreement to provide additional charter service to Cancun with a major tour operator.

         In October 2000, FSW entered into a contract with Southeast Airlines to charter two additional DC-9-30 jet aircraft to provide jet shuttle service between Norfolk, Virginia and New York City, New York and between Norfolk and Orlando, Florida. Due to low consumer demand for this service FSW suspended its jet shuttle operations in January 2001 and terminated its contract with Southeast for the two DC-9-30 aircraft.

         In May 2001, FSW added retail travel agency operations to generate additional revenue and provide services to FSW's leisure charter operations.

         In July 2001, FSW entered into an agreement with Vacation Express, which is effective December 2001, to create a passenger hub in Orlando-Sanford International Airport. Pursuant to the terms of the agreement, six commercial jet aircraft will originate in six eastern and midwestern cities and serve five Caribbean destinations and Orlando, Florida.

TELECOMMUNICATIONS CALL CENTER

         On September 7, 2000, the Company completed the acquisition of DM Marketing, Inc. ("DMM") in accordance with a definitive purchase agreement dated August 16, 2000, which provided for the exchange of 8,450,000 shares of the Company's Common Stock for all of the common stock of DMM. On August 16, 2000, the 8,450,000 shares of common stock issued for DMM had a market value of $5,281,250. Including direct acquisition costs, the aggregate purchase price for DMM was $6,210,897 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of DMM's net assets on the acquisition date aggregating $5,722,267 was allocated to goodwill.

         DMM operates a thirty-five (35) seat telecommunications call center providing telemarketing, help desk and other services for Internet related and other companies. Currently, none of the seats in the call center are being utilized.

         In fiscal 2001, the Company determined that it would not develop its Private Seats business and, accordingly, that DMM would not be utilized to provide services to the Private Seats business. In addition, DMM reduced employee staff significantly due to its inability to secure service contracts. As a result, the Company wrote-off unamortized goodwill of $4,660,570 related to the DMM acquisition in June 2001.

TECHNOLOGY BUSINESS CONSULTING

         On February 13, 2001, the Company acquired all of the outstanding capital stock of Avenel Ventures, Inc. ("Avenel") in exchange of 6,700,000 shares of Common Stock pursuant to a stock purchase agreement dated as of November 8, 2000. The total purchase price aggregated $6,834,000 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Avenel's net assets on the acquisition date aggregating $5,610,144 was allocated to goodwill.

         Avenel Ventures provides investment and advisory services to technology and other companies, and through its wholly-owned subsidiary, Avenel Alliance, provides e-commerce and business development services to clients implementing innovative strategies in e-commerce Internet marketing.

         Avenel began operations in June 2000 and Avenel Alliance in August 2000. Since that time, the companies had developed relationships with major companies offering marketing services. In connection with the acquisition of Avenel, two key employees of Avenel joined the Company's management team. At June 30, 2001, the Company had reduced the staff of Avenel from ten employees to one employee in part because certain employees of Avenel became employees of RCG upon RCG's acquisition of Avenel and in part due to the business downturn in the economy in general and the technology sector in particular. The companies continue to pursue consulting contracts that will enable them to grow their consulting business in the future.

HOME TECHNOLOGY

         On April 3, 2001, the Company acquired LST, Inc. d/b/a Lifestyle Technologies ("LST") in exchange of 8,074,675 shares of Common Stock pursuant to certain stock purchase agreements. Including direct acquisition costs, the total purchase price aggregated $7,267,208 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of LST's net assets on the acquisition date aggregating $8,069,669 was allocated to goodwill.

         LST is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. During fiscal 2001, LST expanded from its headquarters in Charlotte, N.C. to Raleigh, N.C., Greenville, S.C., Columbia, S.C., Hilton Head, S.C. and Charleston, S.C. LST creates relationships with high-end ($250,000 and higher) residential homebuilders providing a basic structured wiring and security package in exchange for an agreement to introduce the homeowner to a LST sales consultant, as well as a visit to the local LST showroom. While in the showroom, the homeowner is introduced to the complete line of home security, entertainment, lighting, and home office options. Using LST pricing software, the sales consultant can customize, design and price the consumer's package while they are enjoying their "showroom experience," a significant advantage within the industry. LST has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service provider - "ISP", broadband and security) to insure the highest quality and most attractive pricing for the homeowners' needs. The "up sales" for these products and services usually range from $2,000 to $10,000. LST, however, has installed packages up to $100,000.

         In the fourth quarter of fiscal 2001, LST began development of a national franchising program, which was implemented in September 2001. In connection with the franchising program, LST, at June 30, 2001, had received non binding letters of intent from prospective franchisees to purchase franchise licenses for 11 markets, including all LST-operated markets, except Charlotte N.C. Also, in July 2001, LST acquired a home technology business in Atlanta, Georgia. LST plans to own and operate the Charlotte, NC and Atlanta, GA markets.

INTERNET/TECHNOLOGY SOLUTIONS

         On June 19, 2001, the Company acquired Logisoft Computer Products ("Logisoft") in exchange of 5,500,000 shares of Common Stock pursuant to certain agreement and plan of merger. The total purchase price aggregated $5,504,879 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Logisoft's net assets on the acquisition date aggregating approximately $4,146,489 was allocated to goodwill.

         Logisoft works with clients on projects ranging from e-commerce strategies and implementation, to software and hardware needs, to LAN configurations and system integration consulting. Logisoft, which was founded in 1989, conducts its business through two units:

         Technology Solutions: provides data networking and communications infrastructure consulting and implementation and is a leading distributor of third party software to corporate and educational customers.

         Internet Solutions: Logisoft Interactive, Logisoft's strategic Internet services business ("LGI"), is a full spectrum Internet services provider with a focus on enabling globalization of e-business. LGI creates global and localized Internet solutions for Global 2000 and top tier private companies that require a sophisticated cost-effective Internet presence. LGI employs a comprehensive approach to Internet services engagements including up-front planning with its strategic consulting services, custom front-end-architecture and web site development as well as comprehensive back end support upon web site completion. LGI e-commerce and globalization services address business strategy, currency exchange, cultural assessment, logistical support, tax, legal and fraud issues, language requirements and micro-marketing. In addition, LGI partners with traditional and pure web-based businesses to take those businesses to the Internet through partner sites. LGI participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

RECENT BUSINESS DEVELOPMENTS

         On July 10, 2001, the Company acquired certain net assets and the business of a home technology company in Atlanta, Georgia for approximately $1,255,000 which was paid in cash ($275,000), common stock (975,556 shares) and a four - year term note ($250,000). The total purchase price including direct acquisition costs, aggregated approximately $1,260,000 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregating approximately $1,136,000 has been allocated to goodwill.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

         The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the Securities and Exchange Commission ("SEC"). In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those set forth below.

Many of RCG's Businesses Have Minimal Operating History

         DMM, FSW, Avenel and LST generally have limited operating history upon which to base an evaluation of their business and prospects. As a result, there is limited information upon which to base an evaluation of the Company's prospects. RCG's chances of financial and operating success should be evaluated in view of the risks, uncertainties, expenses, delays and difficulties associated with starting a new business.

Loss Of Key Management Personnel Could Adversely Affect The Business

         RCG's success depends primarily on the skills of its management team. Several of its officers have joined the Company recently and many of its key personnel have worked together for a relatively short time. The loss of one or more of our key management personnel may adversely affect RCG's business and financial condition.

RCG Faces Significant Competition

         The success of RCG depends on its ability to grow its businesses all of which operate in highly competitive business segments. Many of its competitors have financial resources substantially greater than RCG.

RCG Growth Is Dependent On The Successful Completion Of Acquisitions And RCG May Be Unable To Successfully Execute It's Acquisition Strategy.

         RCG anticipates that a portion of the future growth will be accomplished through acquisitions. The success of this plan depends upon RCG's ability to:

                  -        identify suitable acquisition opportunities;

                  - effectively integrate acquired personnel, operations, products and technologies into our organization;

                  - retain and motivate the personnel of acquired businesses;

                  -        retain customers of acquired businesses;

                  - obtain necessary financing on acceptable terms or be able to use Common Stock as consideration for acquisitions.

Additionally, in pursuing acquisition opportunities, RCG may compete with other companies with similar growth strategies, many of which are larger than RCG and have greater financial and other resources than does the Company. Competition for acquisition targets could also result in increased prices for acquisition targets as well as turbulence in financial markets and the slowdown in the U.S. economy, may result in diminished pool of companies available for acquisition.

The Loss Of One Or More Major Customers Could Harm RCG's Business.

         RCG's businesses currently have just a few or limited number of customers. The loss of one or more major customers, the failure to attract new customers on a timely basis, or a reduction in revenue associated with existing or proposed customers would harm its business and prospects.

RCG Needs To Raise Additional Funds In Order To Continue To Operate And Grow Its Business.

         Based on RCG's current operations and projections, RCG will need to raise additional funds in order to continue to operate, to grow its business and to continue to execute its business acquisition strategy. RCG is currently in the process of attempting to secure debt financing to provide RCG with additional working capital. If RCG raises funds through debt financing, then RCG will incur additional interest expense going forward. If RCG raises additional funds by issuing additional equity securities, then the percentage ownership of RCG's current stockholders will be diluted. RCG cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. In addition, RCG's ability to complete future financings may be affected by the market price of the Common Stock. If adequate funds are not available on acceptable terms, RCG will not be able to continue to fund its existing businesses or its planned expansion or take other steps necessary to enhance its business, or continue its operations.

RCG Has Been Incurring Operating Losses And There Can Be No Assurance That RCG Will Achieve Or Sustain Profitability.

         RCG has incurred substantial operating losses in fiscal years ended June 30, 2001 and 2000. RCG's past operating losses include significant losses associated with its aviation businesses and in particular losses associated with the development of the Private Seats(TM) program and the jet shuttle service based in Norfolk, Virginia. While RCG has suspended its operations of both the Private Seats(TM) and Norfolk jet shuttle programs, RCG's other businesses have been and continue to incur operating losses as well. In particular, RCG has incurred significant operating losses in connection with its efforts to expand its existing businesses and to grow through acquisitions. As a result of these costs and uncertain revenue growth, there can be no assurance that RCG will achieve or sustain profitability.

RCG Has Been Unsuccessful In Implementing Its Prior Business Plans, Has Recently Modified Its Current Business Plan And May Not Be Able To Successfully Implement Its Current Business Plan.

         During the fiscal year ended June 30, 2000, RCG incurred substantial expenses developing its Private Seats program. RCG was unable to generate sufficient customer use of its Private Seats program and had to discontinue the service shortly after it was launched. As a result, RCG made a decision to diversify through the acquisitions of DMM, IASL, Avenel, LST and Logisoft. In addition, RCG expanded its business plan to attempt to acquire expansion-stage technology companies. At the same time, RCG has had a change in its executive team. However, RCG has limited resources and there can be no assurance that RCG will be able to implement its current business plan or achieve profitability. In addition, if RCG is not successful in implementing its new strategy or if RCG otherwise believe it to be in its best interest, RCG may modify or change its business plans.

RCG's Acquisition Strategy Has And Will Continue To Dilute Our Current Stockholders' Ownership.

         RCG issued a total of 30,474,675 shares in connection with the acquisitions of IASL, DMM, Avenel, LST, and Logisoft and RCG's acquisition strategy contemplates that it will continue to issue shares of its Common Stock to make strategic acquisitions and attempt to grow its business in the future. However, each of the acquisitions that RCG completes in the future will further dilute its current stockholders' ownership interest in the Company.

Events of September 11, 2001 May Have an Adverse Affect on RCG's Businesses.

         The terrorist attack against the United States has produced great uncertainty in the economy in general and in the aviation industry in particular. Industry reports indicate that these events have had a sudden and substantial negative impact on the demand for air travel generally. These events may drastically alter the long-term demand for charter services. In addition, these events may lead the FAA to place additional restrictions on charter flight operators which may increase the cost of private charter services. The long-term impact of these events on the aviation industry and the chartered services segment of that industry are not known. These events could have a material adverse effect on FSW's charter services business including FSW's planned commencement of charter hub service through Orlando, Florida.

         Also, the terrorist attack against the United States has produced uncertainty in the financial markets which could prolong the current economic recession. The long-term impact of these events on the United States economy is unknown. These events could have an adverse effect on RCG's home technology and other business segments.

Volatility of Stock Price/Potential for Future Sales of Restricted Securities

         The market price of the Company's Common Stock is highly volatile and is likely to continue to be subject to wide fluctuations in response to factors including the announcement by the Company of future acquisitions or other corporate developments. Additionally, in recent years many companies with Internet related businesses have experienced extreme price and volume fluctuations that have often been unexplained by the operating performance of such companies. The Company's stock price could also be negatively affected by the future sale of shares of restricted Common stock or shares underlying options and warrants that have been issued by the Company. Approximately 47,250,000 issued and outstanding shares of the Company's Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). Rule 144 provides generally that restricted securities must be held for one year prior to resale and provides certain additional limitations on the sale of such shares after one year including restrictions on the volume that a beneficial owner may sell in any three month period. Generally, non-affiliated owners may sell restricted securities without the volume limitations, after the shares have been held for at least two years. In addition, certain holders of restricted shares have registration rights and, to the extent any shares of restricted stock are included in a registration statement filed by the Company, these shares will become freely tradable on the effective date of such registration statement. The Company has also issued warrants and options which, if exercised, could result in up to an additional 25,433,398 shares of the Company's Common Stock being outstanding.

FSW Is Dependent On The Availability And Quality Of Charter Flight Operators

         FSW does not intend to own or operate any aircraft and will be dependent upon aircraft operators to provide all flight services. The success of FSW will depend directly on the ability of aircraft operators to provide quality service. Shortages in available aircraft could be disruptive to FSW's business. In addition, the quality of the services (including the reliability and comfort of services at the airport and in flight) provided by the aircraft operators will be critical to the success of FSW's business.

FSW's Business May Be Negatively Effected If The Cost Of Chartering Flights Increases

         FSW does not intend to own or operate any aircraft. However, FSW's revenue for leisure charter flights will be equal to the difference between the fares negotiated with the travel agency and the cost to operate the aircraft including the fee charged by the aircraft operator. FSW plans to enter into contracts with aircraft operators establishing fees, which will be fixed for limited periods of time. However, if the costs of operating charter flights increase over time, the aircraft operators may increase the price of chartering a flight. In that event, FSW will have to increase the price to its customers or experience a reduced profit margin it receives from each flight. FSW will have limited control over the cost of aircraft, which could increase as a result of changes in operating costs (such as jet fuel, pilot fees, airport fees or maintenance fees) or as a result of other factors such as high demand for charter flights or general economic conditions or increased FAA regulations. If aircraft costs increase and, as a result, FSW increases its customers prices, it may lose customers.

Government Regulation Of The Travel Industry Could Impact FSW's Operations

         Certain segments of the travel industry are regulated by the United States Government and, while FSW is not currently required to be certified or licensed under such regulation, certain services offered by FSW are affected by such regulation. Charter flight operators, which FSW depends on, are subject to vigorous and continuous certification requirements by the Federal Aviation Administration ("FAA"). Changes in the regulatory framework for aviation travel (including changes resulting from the events of September 11, 2001) could adversely affect FSW's business, operations and financial condition.

Logisoft's Fixed-fee Contracts Involve Financial Risk

         Many of Logisoft's existing strategic Internet services contracts are on a fixed-fee basis. Logisoft assumes greater financial risk on fixed-fee contracts than on time-and-materials engagements. Logisoft has a limited history in estimating costs for fixed-fee engagements. If Logisoft fails to estimate costs on fixed-fee contracts accurately or encounter unexpected problems, its financial performance will be adversely affected. To reduce this financial risk, Logisoft is continuously refining its estimating methods, attempts to price new contracts on a time-and-materials basis and negotiates payments for extended requirements gathering engagements when possible. From time to time, Logisoft has had to commit unanticipated resources to complete some of its projects, resulting in lower gross margins. Logisoft may experience similar situations in the future.

Logisoft Generally Does Not Have Long-term Contracts

         Its clients generally retain Logisoft on a project-by-project basis, rather than under long-term contracts. As a result, a client may or may not engage Logisoft for further services once a project is completed or may unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term contracts creates an uncertain revenue stream, which could negatively affect Logisoft's financial condition.

The Developing Market For Strategic Internet Services And The Level Of Acceptance Of The Internet As A Business Medium Will Affect Logisoft's Business

         The market for strategic Internet services is relatively new and is evolving rapidly. Logisoft's future growth is dependent upon its ability to provide strategic Internet services that are accepted by its existing and future clients as an integral part of its business model. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

                  - the growth in consumer access to and acceptance of new interactive technologies such as the Internet;

                  -        companies adopting Internet-based business models

                  - the development of technologies that facilitate two-way communication between companies and targeted audiences.

                  - the level of capital spending on Internet, technology and communications initiatives; and

                  - the extent and nature of any domestic or international regulation of e-business or uses of the Internet.

         Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies.

         Industry analysts and others have made many predictions concerning the growth of the Internet as a business medium. These predictions should not be relied upon and recently the market for strategic Internet services in particular has contracted. If the market for strategic Internet services fails to develop, or develops more slowly than expected, or if Logisoft's services do not achieve market acceptance, Logisoft's revenue and operating results may be volatile and insufficient.

Logisoft May Not Be Able To Keep Up With The Continuous Technological Change In Its Market

         Logisoft's success will depend, in part, on its ability to respond to technological advances. Logisoft may not be successful in responding quickly, cost-effectively and sufficiently to these developments. Many of Logisoft's competitors are larger than Logisoft and have significantly more financial resources to invest in advances in technology, products, engagement methodology and other areas central to providing technology and Internet solutions. Logisoft will not be able to complete effectively if Logisoft is unable, for technical, financial or other reasons, to adapt in a timely manner in response to technological advances. In addition, employee time allocated to responding to technological advances will not be available for client engagements.

Logisoft's Business Is Largely Dependent Upon Retaining Its Manufacturer Authorizations That Allow It To Sell Software To Educational Facilities At Discounted Pricing

         Since 1991, Logisoft has been accumulating authorizations from key software manufacturers that allow it to sell products to educational facilities at deep discounts. If Logisoft were to lose any of these authorizations, its ability to sell computer products to educational customers could be adversely impacted, which could have a similar impact on its sales, profitability and ability to expand within this business line. In addition, this business uses credit lines extended by software and hardware manufacturers and distributors. The loss of any of these credit lines would limit Logisoft's ability to meet customer demand, thereby reducing sales and profits.

DMM Has Been Unable To Consistently Generate Service Contracts For Its Call
Center

         DMM has a 35-seat telecommunications call center that is currently not being utilized. RCG had intended to utilize a portion of the call center in connection with its private aviation travel services business but RCG determined that such services from DMM were not needed after it determined not to proceed with its Private Seats program. In order to utilize its call center, DMM is dependent upon securing service contracts. To date, DMM has not been able to secure sufficient service contracts to utilize its call center in a profitable manner.

STRATOS INNS CONCEPT

         The Company owns the Stratos Inns business concept and during 2000 and 2001 the Company held a lease on property at the Dekalb-Peachtree Airport in Dekalb County, Georgia (the "PDK Property"). The PDK Property and similar properties at other general aviation airports provided an opportunity for Stratos Inns or a strategic partner to develop and provide a variety of lodging and related hospitality services to private aviation pilots and passengers. The Company was declared in default of the lease by the landlord in October 2000 on the basis that it did not commence construction on the PDK property. Due to its limited available capital and inability to secure a hotel management partner, the Company determined it was unlikely that it would be able to complete the construction of a hotel facility within the time constraints of its property lease or to obtain a lease extension from the landlord. In December 2000, the Company recorded a noncash charge of $1,164,000 to write off its PDK and Stratos Inns investments. The Company has no plans to develop the Stratos Inns concept.

DISCONTINUED OPERATIONS

         The Company discontinued its residential real estate development business in fiscal 1999. During fiscal 1999 and 2000, the Company disposed of the majority of its residential real estate holdings and disposed of the remaining properties in fiscal 2001.

         In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, Georgia area. In May 2001, the Company entered a contract to sell its two shopping centers, which closed on August 31, 2001. As a result, the Company recorded a gain of approximately $575,000.

EMPLOYEES

         At June 30, 2001, the Company had 135 full-time employees:

                Aviation Travel Services                   12
                Telecommunication Call Center               5
                Technology Business Consulting              1
                Home Technology                            60
                Internet/Technology Solutions              50
                Corporate                                   7
                                                          ---

                                                          135
                                                          ---

         The Company has no collective bargaining agreements with any unions and believes that overall relations with its employees are good.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued FAS No. 141 "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

         The Company adopted FAS 141 and 142 effective July 1, 2001. In adopting FAS 142, the Company will no longer amortize goodwill. The Company recorded $2,030,630 of goodwill amortization in fiscal 2001 or the equivalent of $0.04 per share. The Company would have recorded approximately $4,038,000 of goodwill amortization in fiscal 2002 based on the Company's existing goodwill at June 30, 2001 and the goodwill related to the business acquisition in July 2001. The Company has not yet determined what other effect, if any, FAS 141 and 142 will have on the Company's results of operations or financial position.

ITEM 2. PROPERTIES

         At June 30, 2001 the Company leased office building space as follows:

         Business Segment                                           Locations                                      Square Feet
         ----------------                                           ---------                                      -----------
   Aviation Travel Services              Atlanta, GA/Stockbridge, GA                                                  4,549
   Call Center                           Pensacola, FL                                                                7,380
   Technology  Business Consulting       Ft. Lauderdale, FL                                                           1,449
   Home Technology                       Charlotte,NC/Morrisville,NC/Hilton Head Island, SC/Greenville, SC           19,431
   Internet/Technology Solutions         Fairport, NY/Chicago, IL/Kansas City, MO                                    13,087
   Corporate                             Charlotte, NC/Atlanta, GA                                                    6,666

         Management believes that all property occupied by the Company and its subsidiaries is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

         The Company and its subsidiaries are involved from time to time in various claims and legal actions in the ordinary course of business. In the opinion of management, the Company is not party to any legal proceedings the adverse outcome of which would have any material adverse effect on its business, its assets, or results of operations.

ITEM 4. VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote of security holders of the Company during the quarter ended June 30, 2001.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Market Information

         The Company's Common Stock is listed on the American Stock Exchange ("AMEX") under the symbol "RCG". The following table shows the high and low trading and closing prices of the Common Stock during the last two fiscal years as reported on AMEX:

                  Fiscal 2001              High            Low          Close
                  -----------             ------         ------         ------
                  First Quarter           $ 2.00         $ 0.25         $ 1.05
                  Second Quarter            1.50           0.45           0.90
                  Third Quarter             1.50           0.75           0.88
                  Fourth Quarter            1.20           0.66           0.84

                  Fiscal 2000              High            Low          Close
                  -----------             ------         ------         ------
                  First Quarter           $ 7.31         $ 2.00         $ 6.50
                  Second Quarter           11.88           4.88           8.88
                  Third Quarter            12.00           4.00           6.25
                  Fourth Quarter            6.31           0.56           0.81

         The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Dividends

The Company has never paid cash dividends and currently intends to retain any future earnings to expand its operations. Therefore, it is not contemplated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Record Holders

         The number of record holders of the Company's Common Stock as of September 28, 2001 was 1,140.

Sales of Unregistered Securities

         During fiscal 2001, the Company sold the following shares in private placements:

         1. In August 2000, the Company sold 7,070,000 shares of restricted Common Stock at $0.375 per share in a private placement transaction. After fees and expenses, the Company realized $2,409,000 from the private placement.

         2.       In January and February 2001, the Company raised
                  $575,000 in the private placement sale of 287,500 units. Each unit consists of 1) two shares of restricted Common Stock, 2) a warrant to purchase two shares of restricted Common Stock at $3 per share, based on certain criteria, that expires 12 months after the shares underlying the warrant can be sold pursuant to an effective registration statement under the Securities Act; 3) a warrant to purchase two shares of restricted Common Stock at $4 per share, based on certain criteria, that expires in 24 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act.

         During fiscal 2001, the Company issued 30,474,675 shares of restricted Common Stock in connection with the acquisitions of IASL, DMM, Avenel, LST, and LCP as follows:

         1. In August 2000, the Company issued 1,750,000 shares of Common Stock in exchange for all the outstanding capital stock of IASL;

         2. In September 2000, the Company issued 8,450,000 shares of Common Stock in exchange for all the outstanding capital stock of DMM;

         3. In February 2001, the Company issued 6,700,000 shares of Common Stock in exchange for all the outstanding capital stock of Avenel;

         4. In April 2001, the Company issued 8,074,675 shares of Common Stock in exchange for all the outstanding capital stock of LST; and

         5. In June 2001, the Company issued 5,500,000 shares of Common Stock for all the outstanding capital stock of Logisoft.

         The securities issued in connection with the private placement sales in January and February 2001 and the acquisition of IASL, DMM and Avenel were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act. The Company based such reliance upon the factual representations made to the Company by the recipients of the securities as to such recipients' investment intent and sophistication, among other things.

         The securities issued in connection with the private placement sale in August 2000 and the acquisitions of LST and Logisoft were issued without registration under the Securities Act, in reliance upon the exemption in Regulation D promulgated under Section 4(2) of the Securities Act. The Company based such reliance upon the factual representations made to the Company by the recipients of the securities as to such recipients' investment intent and sophistication, among other things.

         Also in fiscal 2001, the Company issued 2,863,427 shares of restricted Common Stock in connection with the exercise of Common Stock options and warrants and 1,696,042 shares of restricted Common Stock for services, including 400,000 treasury shares. These shares were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

         In fiscal 2001, the Company issued options and warrants to purchase its Common Stock to employees, directors, certain investors and firms for consulting services. Following is a summary of options and warrants issued in fiscal 2001:

                Number of Shares          Exercise                                       Vesting
                  Purchasable         Price Per Share     Grant Date          Term       Period
                ----------------      ---------------     ----------         -------    ---------
                   2,000,000               $ 0.04           8/31/00          10 yrs.       *
                   3,000,000                 0.25           8/23/00          10         12 mos.
                     500,000                 0.50           8/15/00          10            *
                   3,710,000                 0.70          12/29/00          10            *
                   5,353,743                 0.75           1/19/01           5         36
                     100,000                 0.81           5/01/01           4         36 to 42
                     605,000                 0.84           5/01/01          10         38
                   1,027,650                 0.85           6/19/01          10         18
                     320,628                 0.90           4/03/01          10         18 to 48
                     270,000                 0.95           6/14/01          10            *
                      10,000                 1.00           5/01/01           3            *
                      50,000                 1.10           3/15/01           3            *
                     500,000                 1.44           12/7/00                        *
                     700,000                 3.00            2/1/01          **            *
                     575,000                 4.00            2/1/01          **            *
                  ----------

                  18,722,021
                  ==========

                  *  Fully vested.

                  ** The term is variable subject to the market value of the
                     Common Stock and other conditions.

         Of the options and warrants indicated in the above table, 11,433,278 were granted under the Company's option plan which was registered on Form S-8. The remaining options and warrants were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

         Information regarding other sales of unregistered securities by the Company during the fiscal year ended June 30, 2001 is contained in the Company's Quarterly Reports on Form 10-QSB for the quarters ended September 30, 2000, December 31, 2000 and March 31, 2001.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         In fiscal 2000, the Company's continuing operations included development of an Internet-based, private aviation travel services business and other investments. In addition to these businesses, the Company, in fiscal 2001 acquired leisure and business travel services, telecommunications call center, technology consulting, home technology, and Internet solutions businesses. Due to these business acquisitions, the Company's revenue and expense category amounts in fiscal 2001 vary significantly from fiscal 2000. Also in fiscal 2001, the Company discontinued its commercial real estate business.

Results of Continuing Operations

         The following table summarizes operating results by business segment for fiscal 2001 and 2000:

                                                                                   Gross
                             Segment                         Sales            Profit (Deficit)           Net Loss
                  ------------------------------          ------------        ----------------         ------------
                  Aviation Travel Services
                    Charter                               $ 10,017,428          $    708,766           $   (221,604)
                    Jet Shuttle                              1,162,045              (266,883)            (1,279,117)
                                                          ------------          ------------           ------------

                                                            11,179,473               441,883             (1,500,721)

                  Call Center                                  229,615               229,615             (5,723,419)
                  Technology Business Consulting               878,477               878,477               (202,991)
                  Home Technology                              974,602                47,725             (1,465,882)
                  Internet/Technology Solutions                344.926                45,840                (86,508)
                  Corporate                                         --                    --            (12,078,569)
                                                          ------------          ------------           ------------

                                                          $ 13,607,093          $  1,643,540           $(21,058,090)
                                                          ============          ============           ============

         The Company's revenues in fiscal 2001 were $13,607,093 compared to $10,040 in fiscal 2000. The increase in fiscal 2001 is due to the newly acquired businesses. In fiscal 2000, the Company generated $10,040 of revenue from the Private Seats program which began flight operations in April 2000. The Private Seats program did not generate any revenue in fiscal 2001. The Company operated jet shuttle flights from November 2000 to January 2001. Due to low customer demand, the Company suspended its jet shuttle services in January 2001. The Company's leisure charter operations commenced in October 2000.

         Gross profit in fiscal 2001 was $1,643,540 compared to a deficit of $83,521 in fiscal 2000. The increase in fiscal 2001 is due to the newly acquired businesses.

         In fiscal 2001, the Company recognized $6,885,201 of non-cash expense related to the issuance of stock options and warrants compared to $48,996,238 in fiscal 2000. This expense decreased in fiscal 2001 because the Company granted fewer compensatory options and warrants than in fiscal 2000.

         Selling, general and administrative expenses -- other in fiscal 2001 were $6,593,637 compared to $6,677,618 in fiscal 2000. This decrease is due to the non-recurring development costs of the Private Seats program partially offset by the expenses of newly acquired businesses.

         The Company's depreciation and amortization expense in fiscal 2001 was $2,299,653 compared to $154,367 in fiscal 2000. The increase is due primarily to amortization of the goodwill related to the business acquisitions in the current fiscal year, which aggregated $2,030,630. Amortization of the Company's web site and depreciation of its businesses acquired in fiscal 2001 also contributed to the increase.

         Also, in fiscal 2001, the Company recorded noncash expenses to reflect the write off of the goodwill related to the DMM acquisition ($4,660,570), pre-development costs of its Stratos Inns concept ($1,164,043), and Private Seats web site ($753,931).

Discontinued Operations

         In fiscal 2001 and 2000, the Company recognized a loss on disposal of discontinued operations of $300,000 and $600,000, respectively, which reflect revised estimates of costs and expenses to liquidate the remaining assets of discontinued residential real estate operations and, in fiscal 2001, a federal tax income assessment from prior years. Also in fiscal 2001 and 2000, the Company recognized a loss from discontinued operations of $332,611 and $461,232, respectively, which reflects the operating results of the Company's commercial real estate operations that were discontinued in fiscal 2001.

Liquidity and Capital Resources

         The net loss in fiscal 2001 of $21,690,701 was offset by an increase in stockholder's equity of $26,841,567 related to the stock purchases of IASL, DMM, Avenel, LST and Logisoft. A $2,689,701 increase related to the issuance of stock and stock options and $3,495,476 of proceeds from the sale of Common Stock and exercise of options and warrants resulted in a net increase in stockholders' equity of $11,423,677.

         The Company experienced an operating loss of $5.3 million before non-cash expenses of $15.8 million during fiscal 2001. The Company used cash of $3.6 million in operations in fiscal 2001 and has cash and cash equivalents of $1.3 million at June 30, 2001. As a result of these factors, the Company will continue to monitor costs in relation to revenues, and if necessary, undertake cost reduction measures. In addition, the Company is actively pursuing debt and equity investment alternatives to provide additional cash to support operations.

         The Company believes the existing balances of cash and cash equivalents and cash flow from operations, coupled with the assurance of financial support from one of the Company's shareholders, will be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

         The Company's aviation travel service business has been cash flow positive since terminating the Jet Shuttle operations in the third quarter of fiscal 2001. The Company expects cash flow to increase significantly in the second half of fiscal 2002 when it realizes the benefit of its new leisure charter contract which is projected to generate $40,000,000 in annual revenues and $1,600,000 of annual cash flow.

         The Company currently is not utilizing its 35-seat telecommunication call center and, therefore, is not generating any revenue from its telecommunications business at this time. During fiscal 2001, in connection with the decision to shut down the Private Seats program, the Company determined that it would not need the call center to support its travel services business. As a result, the Company will need to generate external service contracts in order to generate revenue from its call center.

         During fiscal 2001, the Company's technology consulting business was substantially reduced due in part to the economic conditions in the technology market place and in part to the transition of certain employees of Avenel to RCG. After joining RCG, these employees focused on developing RCG's business plan as opposed to providing services for third parties. Currently, the Company has one employee providing technology consulting services and, while it intends to attempt to grow this business in the future, the Company does not expect significant revenue increases from consulting services during fiscal year 2002.

         In the fourth quarter of fiscal 2001, the Company began development of a national franchising program for its home technology business and determined to sell certain markets to franchisees. The home technology business also reduced staff in connection with this change in the business plan. Further, the Company has identified revenue enhancements and other cost savings that should reduce the home technology operating losses significantly in fiscal 2002.

         In fiscal 2002, the Company intends to continue the development of its Internet/Technology solutions business. The Company added two (2) new markets in June 2001 and has restructured its administrative staff to reduce costs. Currently, the Internet/Technology solutions business has significantly reduced its cash flow deficit from the previous 12 months of operations and the Company expects this improvement to continue.

         Also, the Company expects corporate overhead expenses to decrease approximately $1,000,000 in fiscal 2002 due to staff reductions, limited investor relations services, reduced business acquisition activities, and relocation of the Atlanta corporate office to more economical office space.

         In addition to the changes discussed above, the Company has taken the following actions to provide near-term liquidity while it continues the development of its businesses in an effort to reach positive cash flow from operations:

         (i)      Obtained $1,100,000 in term loans subsequent to June 30, 2001

         (ii) Obtained a commitment letter for a $1,000,000 term loan from certain shareholders.

         (iii)    Plans to continue the sale of certain marketable securities.

         With the measures discussed above (including completion of the $1 million term loan), the Company expects to have adequate cash balances to operate its businesses while it continues to focus on improving its cash flow. However, even with these measures, the Company may need additional debt or equity financing depending upon its ability to grow its newly acquired businesses and improve cash flow from operations. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

         The Company's business, results of operations, and financial condition are subject to many risks. In addition, statements in this annual report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those discussed herein or in other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are contained in this Item 7:

Report of Independent Auditors.
Consolidated Balance Sheets as of June 30, 2001 and 2000.
Consolidated Statements of Operations for the years ended June 30, 2001 and 2000.
Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2001 and 2000.
Consolidated Statements of Cash Flows for the years ended June 30, 2001 and
2000.
Notes to the Consolidated Financial Statements.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
eResource Capital Group, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheets of eResource Capital Group, Inc. and Subsidiaries (formerly flightserv.com) as of June 30, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eResource Capital Group, Inc. and Subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


                                             /s/ ERNST & YOUNG LLP


Atlanta, Georgia
September 27, 2001
                 eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              June  30,
                                                                                 -----------------------------------
                                                                                     2001                   2000
                                                                                 ------------           ------------
                                                    ASSETS
Cash and cash equivalents                                                        $  1,285,994           $    420,587
Accounts receivable, net of allowance for doubtful accounts of
   $105,940 and $0, respectively                                                    2,018,159                 45,881
Inventory                                                                             125,970                     --
Investments                                                                         1,591,543                     --
Prepaid expenses - compensation                                                       627,570              4,615,862
Prepaid expenses - charter flight costs                                               833,081                     --
Prepaid expenses - other                                                              397,020                119,912
                                                                                 ------------           ------------

     Total current assets                                                           6,879,337              5,202,242

Net assets of discontinued operations                                                      --                125,936
Deferred costs and other assets                                                       319,172                717,528
Predevelopment costs                                                                       --              1,164,043
Property and equipment, net                                                         1,645,057              1,105,728
Goodwill, net of accumulated amortization of $1,155,359                            17,898,207                     --
                                                                                 ------------           ------------

           Total assets                                                          $ 26,741,773           $  8,315,477
                                                                                 ============           ============


                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion                                                  $    488,987           $         --
Notes and amounts due to affiliates                                                   336,052                     --
Accounts payable and accrued expenses                                               4,730,389                751,235
Deposits and other liabilities                                                        657,500                     --
Deferred income                                                                     1,161,056                     --
                                                                                 ------------           ------------

      Total current liabilities                                                     7,373,984                751,235

Net liabilities of discontinued operations                                            200,824                     --
Notes payable                                                                         179,046                     --

Shareholders' equity:
  Common stock, $.04 par value, 200,000,000 shares
      authorized, 75,833,728 and 33,554,584 issued, respectively                    3,033,349              1,342,183
  Additional paid-in capital                                                      109,357,076             78,147,672
  Accumulated deficit                                                             (93,478,807)           (71,788,106)
  Unrealized gain on investments available for sale                                    87,634                     --
  Treasury stock - at cost (35,930 and 435,930 shares, respectively)                  (11,333)              (137,507)
                                                                                 ------------           ------------

      Total shareholders' equity                                                   18,987,919              7,564,242
                                                                                 ------------           ------------

             Total liabilities and shareholders' equity                          $ 26,741,773           $  8,315,477
                                                                                 ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                 eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              Year Ended June 30,
                                                                      -----------------------------------
                                                                          2001                   2000
                                                                      ------------           ------------
Sales                                                                 $ 13,607,093           $     10,040
Cost of sales                                                           11,963,553                 93,561
                                                                      ------------           ------------

       Gross profit (deficit)                                            1,643,540                (83,521)

General and administrative expense - compensation related to
   issuance of stock options and warrants                                6,885,201             48,996,238
General and administrative expenses - other                              6,593,637              6,677,618
Bad debt expense                                                            95,924                     --
Depreciation and amortization                                            2,299,653                154,367
Interest (income) expense, net                                             (30,104)               (49,143)
Loss on investments                                                        278,775              1,011,716
Write off of goodwill                                                    4,660,570                     --
Write off of web site development costs                                    753,931                     --
Write off of pre-development costs                                       1,164,043                     --
                                                                      ------------           ------------

        Loss before discontinued operations                            (21,058,090)           (56,874,317)

Discontinued operations:
  Loss from discontinued operations                                       (332,611)              (461,232)
  Loss on disposal of discontinued operations                             (300,000)              (600,000)
                                                                      ------------           ------------

        Net loss                                                      $(21,690,701)          $(57,935,549)
                                                                      ------------           ============

Basic and diluted loss per share:
  Loss per share before discontinued operations                       $      (0.39)          $      (1.80)
  Discontinued operations                                                    (0.01)                 (0.03)
                                                                      ------------           ------------

        Net loss                                                      $      (0.40)          $      (1.83)
                                                                      ============           ============

Weighted average shares outstanding used in
      calculating basic and diluted net loss per share                  54,183,520             31,596,541
                                                                      ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                 eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000

                                        Common Stock          Additional                  Unrealized Gain
                                   -----------------------     Paid-In      Accumulated    On Investments   Treasury
                                      Shares      Amount       Capital        Deficit    Available for Sale   Stock        Total
                                   -----------  ----------  -------------  ------------  ------------------ ---------  ------------
Balance at June 30, 1999            31,593,235  $1,263,729  $  18,089,625  $(13,852,557)      $    --       $(331,992) $  5,168,805
Net loss June 30, 2000                      --          --             --   (57,935,549)           --              --   (57,935,549)
Issuance of Common Stock               825,354      33,014      4,559,219            --            --              --     4,592,233
Exercise of options and
  warrants                           1,135,995      45,440        (45,440)           --            --              --            --

Issuance of treasury stock                  --          --      1,184,495            --            --          68,005     1,252,500
Legal settlement                            --          --         67,334            --            --         126,480       193,814
Issuance of options and
  warrants                                  --          --     54,292,439            --            --              --    54,292,439
                                   -----------  ----------  -------------  ------------       -------       ---------  ------------

Balance at June 30, 2000            33,554,584   1,342,183     78,147,672   (71,788,106)           --        (137,507)    7,564,242

Comprehensive loss:
   Net loss June 30, 2001                   --          --             --   (21,690,701)           --              --   (21,690,701)
   Unrealized gain on investments
     available for sale                     --          --             --            --        87,634              --        87,634
                                   -----------  ----------  -------------  ------------       -------       ---------  ------------

     Comprehensive income (loss)            --          --             --   (21,690,701)       87,634              --   (21,603,067)

Sale of Common Stock                 7,645,000     305,800      2,623,678            --            --              --     2,929,478
Purchase of businesses             30,474, 675   1,218,987     25,622,580            --            --              --    26,841,567
Exercise of options and warrants     2,863,427     114,537        451,461            --            --              --       565,998
Issuance of Common Stock for
  services                           1,296,042      51,842      1,173,859            --            --              --     1,225,701
Issuance of treasury stock for
  services                                  --          --       (126,174)           --            --         126,174            --

Issuance of options and
  warrants                                  --          --      1,464,000            --            --              --     1,464,000
                                   -----------  ----------  -------------  ------------       -------       ---------  ------------

Balance at June 30, 2001            75,833,728  $3,033,349  $ 109,357,076  $(93,478,807)      $87,634       $ (11,333) $ 18,987,919
                                   ===========  ==========  =============  ============       =======       =========  ============

The accompanying notes are an integral part of these consolidated financial statements.

                  eRESOURCE CAPITAL GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Year Ended June 30,
                                                                                           2001                   2000
                                                                                       ------------           ------------
Cash flows used by operating activities:
Loss before discontinued operations                                                    $(21,058,090)          $(56,874,317)
  Adjustments to reconcile net loss to net cash used by operating activities:
     Compensation expense related to issuance of options and warrants                     6,885,201             48,996,238
     Depreciation and amortization                                                        2,299,653                154,367
     Bad debt expense                                                                        95,924                     --
     Issuance of common stock for services                                                  624,128                     --
     Gain on sales of investments                                                           (90,071)                    --
     Unrealized loss on stock purchase warrants                                             368,843                     --
     Stock and warrants received for services                                              (723,156)                    --
     Write off of goodwill                                                                4,660,570                     --
     Write off of web site development costs                                                753,931                     --
     Write off of predevelopment costs                                                    1,164,043                     --
  Changes in operating assets and liabilities, net of businesses acquired:
     Accounts and notes receivables                                                        (380,370)               419,460
     Inventory                                                                               24,347                     --
     Prepaid expenses                                                                      (922,150)              (115,481)
     Deferred costs and other assets                                                       (124,119)               (22,272)
     Accounts payable and accrued expenses                                                1,133,996                369,533
     Deposits and other liabilities                                                         657,500                     --
     Unearned income                                                                      1,036,758                     --
                                                                                       ------------           ------------
          Cash used by operating activities before discontinued operations               (3,593,062)            (7,072,472)
                                                                                       ------------           ------------
 Discontinued operations, net                                                                (5,021)              (507,458)
                                                                                       ------------           ------------
             Net cash used by operating activities                                       (3,598,083)            (7,579,930)
                                                                                       ------------           ------------

Cash flows from investing activities:
 Sales of investments                                                                       112,712                     --
 Purchase of property and equipment                                                        (107,150)            (1,140,628)
 Cash acquired in business acquisitions                                                     924,396                     --
 Predevelopment costs                                                                            --                (78,995)
                                                                                       ------------           ------------
             Net cash provided (used) by investing activities                               929,958             (1,219,623)
                                                                                       ------------           ------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                                    3,292,707              5,844,733
Notes payable proceeds                                                                      228,597                     --
Proceeds from debt from affiliates                                                           12,228                     --
                                                                                       ------------           ------------
         Net cash provided by financing activities                                        3,533,532              5,844,733
                                                                                       ------------           ------------

Net increase (decrease) in cash and cash equivalents                                        865,407             (2,954,820)
Cash and cash equivalents at beginning of year                                              420,587              3,375,407
                                                                                       ------------           ------------

Cash and cash equivalents at end of year                                               $  1,285,994           $    420,587
                                                                                       ============           ============

Supplemental disclosures of cash flow information:
 Cash paid during period for:
     Interest                                                                          $    627,610           $    571,150
                                                                                       ============           ============
     Income taxes                                                                      $         --           $         --
                                                                                       ============           ============

Schedule of non-cash transactions:
 Common Stock issued for acquired businesses                                           $ 26,841,567           $         --
                                                                                       ============           ============
 Sale of real estate in exchange for note receivable                                   $  2,265,000           $  1,002,570
                                                                                       ============           ============
 Issuance of compensatory stock purchase warrants
     in connection with strategic vendor alliances                                     $  1,053,360           $  5,389,686
                                                                                       ============           ============

The accompanying notes are an integral part of these consolidated financial statements.

                  eRESOURCE CAPITAL GROUP, INC AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         These financial statements include the operations of eResource Capital Group, Inc. ("RCG") (formerly flightserv.com) and its subsidiaries (collectively the "Company"). In October 2000, RCG changed its name from flightserv.com to reflect the new business direction of the Company. Prior to June 30, 2000, the Company was engaged in the development of its private aviation business and limited commercial real estate activities. In fiscal 2001, the Company acquired several companies and businesses. At June 30, 2001, the Company operated leisure charter aviation travel services, telecommunications call center, technology consulting, home technology, and Internet/technology solutions businesses in the United States.

         All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the fiscal 2001 presentation and to reflect the commercial real estate business segment as discontinued operations.

         The Company experienced an operating loss of $5.3 million before non-cash expenses of $15.8 million during fiscal 2001. The Company used cash of $3.6 million in operations in fiscal 2001 and has cash and cash equivalents of $1.3 million at June 30, 2001. As a result of these factors, the Company will continue to monitor costs in relation to revenues, and if necessary, undertake cost reduction measures. In addition, the Company is actively pursuing debt and equity investment alternatives to provide additional cash to support operations.

         The Company believes the existing balances of cash and cash equivalents and cash flow from operations, coupled with the assurance of financial support from one of the Company's shareholders, will be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

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

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments, and notes payable. The Company places its temporary cash with high credit quality principal institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within managements estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                  -        Cash and cash equivalents: The carrying amount
                                    reported in the balance sheet for cash
                                    approximates its fair value.

                  -        Accounts receivable and accounts payable: Due to
                                    their short term nature, the carrying
                                    amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

                  -        Marketable Securities: The fair values for
                                    available-for-sale equity securities are based on quoted market prices.

                  -        Notes Payable: The carrying amount of the Company's
                                    note payable approximates its fair value, as the interest rate is variable.

INVESTMENTS

Investments, including certificates of deposit with maturities of greater than three months, not readily marketable equity securities, and other marketable securities, are classified as available for sale. Investment securities that are not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or the Company. Certificates of deposit are recorded at cost plus accrued interest. Marketable equity securities are recorded at estimated values based on quoted market values for marketable securities of the investee discounted for trading restrictions. If there is no quoted market value, the recorded values are based on the most recent transactions in the securities discounted for lack of marketability. Investment securities transactions are recorded on a trade date basis. The difference between cost and fair value is recorded as unrealized gain or loss on available for sale securities as a component of comprehensive income.

Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with FAS 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. Unrealized losses for fiscal 2001 aggregated $368,843. The Company did not hold any stock purchase warrants prior to July 1, 2000.

INVENTORY

         Inventory is stated at cost using the first-in, first-out method. Inventory consists primarily of finished goods.

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets' estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements which extend the useful life or add value to the asset are capitalized and then expensed over the assets remaining useful life.

         Sales and disposals of assets are recorded by removing the related cost and accumulated depreciation amounts with any resulting gain or loss reflected in the statement of operations.

         The carrying value of property and equipment and predevelopment costs is reviewed for impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining useful lives of such assets. If such projections indicated that the expected future net cash flows (undiscounted and without interest) are less than the carrying amounts of the property and equipment and the predevelopment costs, the Company would record an impairment loss in the period such determination is made. As a result of such review, the Company recorded charges of $753,931 and $1,164,043 related to the write off of web site development costs of its private aviation travel services business and predevelopment costs of its Stratos Inns concept, respectively, during the year ended June 30, 2001.

REVENUE RECOGNITION

Charter Travel Aviation

         Revenue related to the Company's aviation travel services consists of fees for charter flights and is recognized upon completion of the related flight.

Technology Business Consulting

         The Company provides e-commerce and business development services to clients pursuant to contracts with varying terms. The contracts generally provide for monthly payments and, in some cases, advance deposits. Revenue is recognized over the respective contract period as services are provided. Deferred revenue consists of advanced payments for consulting services and is recognized over a one-year period from the date of the consulting agreement.

Home Technology

         The Company's home technology services work is completed in two phases
- wiring, then hardware installation. The Company invoices its customers and records revenue as work is completed on each project. For customers that purchase contracts for alarm monitoring services, revenue is recognized only when the contracts are sold to third parties. The Company sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

Internet/Technology Solutions

         Internet services project revenue is recognized on a percentage of completion basis for fixed fee contracts, based on the ratio of costs incurred to total estimated costs for individual projects. Revenue is recognized as services are performed for time and material contracts at the applicable billing rates.

         Unbilled revenue represents revenue earned under contracts in advance of billings. Such amounts are normally converted to accounts receivable within 90 days. Advanced billings represent amounts billed or cash received in advance of services performed or cost incurred under contracts. Any anticipated losses on contracts are charged to earnings when identified.

         Revenue from uncollateralized e-commerce sales or sales of hardware and software is recognized upon passage of title of the related goods to the customer.

IMPAIRMENT OF LONG-LIVED ASSETS

         Goodwill represents the excess of cost over net tangible assets acquired of purchased businesses and through June 30, 2001 was being amortized using the straight-line method over five years.

         The Company evaluates goodwill for impairment when events and circumstances indicate that the assets might be impaired and records an impairment loss if the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment loss recognized is equal to the difference between the discounted cash flows and the carrying amount of the assets. As a results of such evaluation, the Company recorded a charge of $4,660,570 related to goodwill impairment in connection with its acquisition of DM Marketing, Inc. during the year ended June 30, 2001.

NET LOSS PER SHARE

         The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires dual presentations of basic earnings per share ("EPS") and diluted EPS.

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 25,433,398 and 22,445,120 shares of Common Stock were outstanding at June 30, 2001 and 2000, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in 2001 and 2000 as the impact would have been antidilutive.

ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense aggregated $522,944 and $134,424 for the years ended June 30, 2001 and 2000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued FAS No. 141 "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment, at least annually. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

         The Company adopted FAS 141 and 142 effective July 1, 2001. In adopting FAS 142, the Company will no longer amortize goodwill. The Company recorded $2,030,630 of goodwill amortization in fiscal 2001 or the equivalent of $0.04 per share. The Company would have recorded approximately $4,038,000 of goodwill amortization in fiscal 2002 based on the Company's existing goodwill at June 30, 2001 and the goodwill related to the business acquisition in July 2001. The Company has not yet determined what other effect, if any, FAS 141 and 142 will have on the Company's results of operations or financial position.

NOTE 2. ACQUISITIONS

RECENT BUSINESS DEVELOPMENTS

         On July 10, 2001, the Company acquired certain net assets and the business of a home technology company in Atlanta, GA for $1,255,000 which was paid in cash ($275,000), Common Stock (975,556 shares) and a four - year term note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated approximately $1,135,860 which was allocated to goodwill.

AVIATION TRAVEL SERVICES

         On August 25, 2000, the Company completed the acquisition of Internet Aviation Services, Ltd. ("IASL") in accordance with a definitive purchase agreement dated August 11, 2000, which provided for the exchange of 1,750,000 shares of the Company's Common Stock for all of IASL's common stock. On August 11, 2000, the 1,750,000 shares of common stock issued for IASL had a market value of $984,375. Including direct acquisition costs, the aggregate purchase price for IASL was $1,176,905 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of IASL's net assets on the acquisition date aggregating $1,126,905 was allocated to goodwill.

         IASL was a new leisure and business travel services company, which offers charter services. In October 2000, RCG formed a new wholly-owned subsidiary, flightserv.com ("FSW"), which now operates the Company's aviation travel services business. FSW has an agreement with a tour operator to provide air charter services between Charlotte, North Carolina and Cancun, Mexico for a 12-month period ending December 21, 2001. FSW has an agreement with Southeast Airlines to operate the aircraft. In addition, FSW signed a contract with Casino Express Airline to provide air service for casinos in Tunica, Mississippi and has an agreement to provide additional Cancun service for a major tour operator.

         In October 2000, FSW entered into a contract with Southeast Airlines to charter two additional jet aircraft to provide jet shuttle service between Norfolk, Virginia and New York City, New York and between Norfolk and Orlando, Florida. Due to low consumer demand for this service FSW suspended its jet shuttle operations in January 2001 and terminated its contract with Southeast Airlines for the two aircraft.

         In May 2001, FSW added retail travel agency operations to generate additional revenue and provide services to FSW's leisure charter operations.

         In July 2001, FSW has entered into an agreement with Vacation Express to create a passenger hub in Orlando-Sanford International Airport. Pursuant to the terms of the agreement, six commercial jet aircrafts will originate in six eastern and Midwestern cities and serve five Caribbean destinations and Orlando.

TELECOMMUNICATIONS CALL CENTER

         On September 7, 2000, the Company completed the acquisition of DM Marketing, Inc. ("DMM") in accordance with a definitive purchase agreement dated August 16, 2000, which provided for the exchange of 8,450,000 shares of the Company's Common Stock for all of the common stock of DMM. On August 16, 2000, the 8,450,000 shares of common stock issued for DMM had a market value of $5,281,250. Including direct acquisition costs, the aggregate purchase price for DMM was $6,210,897 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of DMM's net assets on the acquisition date aggregating $5,722,267 was allocated to goodwill.

         DMM operates a telecommunications call center providing telemarketing, help desk and other services for Internet related companies. Michael D. Pruitt, the Company's current Chief Executive Officer, was an officer, director and a 50% shareholder of DMM at the time it was acquired by the Company. Mrs. Pruitt was not an officer, director, or shareholder of RCG prior to its acquisition of DMM.

TECHNOLOGY BUSINESS CONSULTING

         On February 13, 2001, the Company acquired all of the Common Stock of Avenel Ventures, Inc. ("Avenel") in exchange of 6,700,000 shares of Common Stock pursuant to a share exchange purchase agreement dated as of November 8, 2000. The total purchase price aggregated $6,834,000 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of Avenel's net assets on the acquisition date aggregating $5,610,144 was allocated to goodwill.

         Michael D. Pruitt was an officer, director, and 4.9% shareholder of Avenel Ventures prior to the acquisition. Melinda Morris Zanoni, the Company's Executive Vice President, was an officer, director and 29.9% shareholder of Avenel Ventures at the time of acquisition.

         Avenel Ventures provides investment and advisory services to technology companies, and through its wholly-owned subsidiary, Avenel Alliance, provides e-commerce and business development services to clients implementing innovative strategies in e-commerce Internet marketing.

HOME TECHNOLOGY

         On April 3, 2001, the Company acquired LST, Inc. d/b/a Lifestyle Technologies ("LST") in exchange of 8,074,675 shares of Common Stock pursuant to certain stock purchase agreements. Also, the Company may issue an additional 2,000,000 shares of Common Stock in connection with the acquisition if LST achieves certain performance goals through December 31, 2004. At June 30, 2001, LST had met none of the performance goals. Including direct acquisitions costs, the total purchase price aggregated $7,695,586 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of LST's net assets on the acquisition date aggregating $8,069,669 was allocated to goodwill.

         Michael D. Pruitt was a 3.2% shareholder of LST prior to the acquisition by the Company. Avenel was a 3.5% shareholder of LST prior to the acquisition by the Company.

         LST is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. During fiscal 2001, LST expanded from its headquarters in Charlotte, N.C. to Raleigh, N.C., Greenville, S.C., Columbia, S.C., Hilton Head, S.C. and Charleston, S.C. LST has also secured relationships with product manufacturers, distributors and service providers.

         In the fourth quarter of fiscal 2001, LST began development of a national franchising program. In connection with the franchising program, LST, at June 30, 2001, had received non binding letters of intent from prospective franchisees to purchase franchise licenses in 11 markets, including all of the LST-operated markets except Charlotte, N.C. Also in July 2001, LST acquired a home technology business in Atlanta, Georgia. LST plans to own and operate the Charlotte, NC and Atlanta, GA markets.

INTERNET/TECHNOLOGY SOLUTIONS

         On June 19, 2001, the Company acquired Logisoft Computer Products Corp. ("Logisoft") in exchange of 5,500,000 shares of Common Stock pursuant to an Agreement and Plan of Merger. Also, the Company may issue an additional 500,000 shares of Common Stock in connection with the acquisition if Logisoft achieves certain performance goals from September 30, 2001 through June 30, 2002. Including direct acquisition costs, the total purchase price aggregated $5,504,879 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of Logisoft's net assets on the acquisition date aggregating approximately $4,146,489 was allocated to goodwill.

         Logisoft works with clients on projects ranging from e-commerce strategies and implementation, to software and hardware needs, to LAN configurations and system integration consulting. Logisoft, which was founded in 1989, conducts its business through two units:

         Technology Solutions: provides data networking and communications infrastructure consulting and implementation and is a leading distributor of third party software to corporate and educational customers.

         Internet Solutions: Logisoft Interactive, Logisoft's strategic Internet services business ("LGI"), is a full spectrum Internet services provider with a focus on enabling globalization of e-business. LGI creates global and localized Internet solutions for Global 2000 and top tier private companies that require a sophisticated cost-effective Internet presence. LGI employs a comprehensive approach to Internet services engagements including up-front planning with its strategic consulting services, custom front-end-architecture and web site development as well as comprehensive back end support upon web site completion. LGI's e-commerce and globalization services address business strategy, currency exchange, cultural assessment, logistical support, tax, legal and fraud issues, language requirements and micro-marketing. In addition, LGI partners with traditional and pure web-based businesses to take those businesses to the Internet through partner sites. LGI participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

         The Company's consolidated results of operations include the results of operation of each of the acquired companies discussed above for the period from each respective purchase date through June 30, 2001.

STRATOS INN CONCEPT

         The Company owns the Stratos Inns business concept and during fiscal 2000 and 2001 the Company held a lease on approximately two acres at the Dekalb-Peachtree Airport in Dekalb County, Georgia (the "PDK Property"). The PDK Property and similar properties at other general aviation airports provided an opportunity for Stratos Inns or a strategic partner to develop and provide a variety of lodging and related hospitality services to private aviation pilots and passengers. The Company was declared in default of the lease by the landlord in October 2000 on the basis that it did not commence construction on the PDK property. Due to its limited available capital and inability to secure a hotel management partner, the Company determined it was unlikely that the Company would be able to complete the construction of a hotel facility within the time constraints of its property lease or to obtain a lease extension from the landlord. In December 2000, the Company recorded a noncash charge of $1,164,000 to write off its PDK and Stratos Inns investments. The Company has no plans to develop the Stratos Inns concept.

PRO FORMA RESULTS OF OPERATIONS

         Following is the unaudited pro forma consolidated financial information reflecting the Company's acquisitions of IASL, DMM, Avenel, LST and Logisoft as if such acquisitions had occurred as of the beginning of fiscal 2001 and 2000 (in thousands, except per share amounts):

                                                                              2001                   2000
                                                                          ------------           ------------
                  Revenue ......................................          $     22,591           $      5,598
                  Net loss from continuing operations ..........          $    (30,835)          $    (60,699)
                  Net loss .....................................          $    (31,468)          $    (61,760)
                  Basic and diluted net loss per share .........          $       (.44)          $      (1.28)
                  Weighted average shares ......................            71,625,714             48,206,267

NOTE 3. DISCONTINUED OPERATIONS

Residential Real Estate

         Effective January 1, 1999 the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The Company made certain estimates regarding the fair values of certain assets and the costs to dispose of the remaining assets of the discontinued residential real estate operations during fiscal 2001 and 2000.

         In July 1999, the company sold certain undeveloped land with a book value of approximately $1,200,000 in exchange for approximately $768,000 of cash and the assumption of approximately $799,000 of mortgage indebtedness. In fiscal 1999, the Company recorded a gain of approximately $367,000 on the transaction.

         In September 1999, the Company transferred, pursuant to a contractual arrangement, the remaining discontinued operations real estate assets with an aggregate book value of approximately $3,700,000 to an entity, in which a former chief executive officer was an affiliate. The Company received a note for $1,000,000 and the buyer assumed mortgage indebtedness of approximately $2,200,000. The Company recorded a loss of approximately $500,000 on the transaction in 1999. The Company is contingently liable on indebtedness aggregating $2,200,000 which is due to mortgage holders. In the event the entity is not able to satisfy the $2,200,000 of mortgage notes, the Company would be obligated to satisfy such obligations and would have the right to foreclose on the land. In June 2000, the Company determined that it was unlikely that the buyer would be able to complete the terms of the contract. As a result, the Company recorded a $900,000 loss on disposal of discontinued operations to reflect the estimated net realizable value of this property.

         The $600,000 loss on disposal of discontinued operations in 2000 consists of a write down in the valuation of real estate inventory ($900,000) partially offset by a reduction ($300,000) in the estimated expenses to dispose of discontinued operations assets.

         In January 2001, the Company sold a portion of its discontinued operations real estate. The net proceeds of approximately $85,000 were used to reduce the note payable of the discontinued operations.

         In June 2001, the Company sold certain real estate of discontinued operations for $380,000. Also, in June 2001, the Company repaid certain mortgage notes and accrued interest payable of discontinued operations by transferring certain real estate inventory valued at approximately $2,265,000 to the mortgagor.

         In fiscal 2001, the Company recorded a $300,000 loss on disposal of discontinued operations to reflect revised estimates of the net realizable value of the residential real estate inventories and of the income tax liability from prior years assessed in March 2001 by the Internal Revenue Service.

Commercial Real Estate

         In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, Georgia area. In May 2001, the Company entered a contract to sell its two shopping centers which provided for closing on August 31, 2001. As of June 30, 2001 the Company received $162,500 in refundable deposits related to this sale which are included in deposits and other liabilities on the Company's balance sheet. In August 2001, the Company completed the sale of the stock of its commercial real estate business in exchange for cash ($312,500) and a 60-day note ($62,500). The Company realized a gain of approximately $575,000, in August 2001, on the sale. The Company's fiscal year 2000 financial statements have been reclassified to reflect the commercial real estate business as discontinued.

Following is a summary of the net assets (liabilities) of discontinued operations at June 30:

                                                                                    2001                   2000
                                                                                ------------           ------------
                  Cash                                                          $     46,414           $    106,070
                  Real estate holdings                                             8,184,107             11,318,599
                  Other assets                                                        30,404                218,661
                  Notes payable                                                   (7,582,707)           (10,313,390)
                  Accounts payable and accrued expenses                             (879,042)              (936,335)
                  Reserve for estimated expenses and other liabilities                    --               (267,669)
                                                                                ------------           ------------

                                                                                $   (200,824)          $    125,936
                                                                                ============           ============

NOTE 4. INVESTMENTS

         Investments consist of the following at June 30, 2001:

                                                                  Gross
                                                                Unrealized             Fair
                                               Cost                Gains               Value
                                            ----------          ----------          ----------
         Equity securities                  $1,019,716          $   87,634          $1,107,350
         Certificates of deposit                99,051                  --              99,051
                                            ----------          ----------          ----------

                                            $1,118,767          $   87,634           1,206,401
                                            ==========          ==========
         Stock purchase warrants                                                       385,142
                                                                                    ----------

                                                                                    $1,591,543
                                                                                    ==========

Of the Company's certificates of deposit at June 30, 2001, $81,041 was pledged as collateral security for the Company's letters of credit for office space leases.

NOTE 5. PROPERTY AND EQUIPMENT

         At June 30, 2001 and 2000 property and equipment consists of the following:

                                                       2001                   2000
                                                   ------------           ------------
         Land, buildings and improvements          $    314,209           $     20,074
         Computers and office equipment                 730,846                136,628
         Software                                       180,790                     --
         Furniture and fixtures                         532,590                 43,318
         Web site development costs                          --              1,043,901
                                                   ------------           ------------

                                                      1,758,435              1,243,921
         Accumulated depreciation                      (113,378)              (138,193)
                                                   ------------           ------------

                                                   $  1,645,057           $  1,105,728
                                                   ============           ============

NOTE 6. NOTES PAYABLE

         Notes payable consists of the following at June 30, 2001:

               Notes payable - due on demand with an interest rate of 12% and unsecured          $ 425,000
               Notes payable - due on demand, interest inputed at 8%  and unsecured                 57,500
               Mortgage payable to a bank in monthly installments of $1,751, including
                 interest at 7.96% through October 2015 collateralized by the building             185,533
                                                                                                 ---------

                                                                                                   668,033
                     Less current maturities                                                      (488,987)
                                                                                                 ---------

                     Long-term portion                                                           $ 179,046
                                                                                                 =========

In July 2001, the Company executed two promissory notes payable in connection with a home technology business acquisition. The first note, with principal of $250,000 payable over 48 months, bears interest at 6.75% per annum-payable monthly and is secured by certain accounts receivable of the Company's home technology business. The second note, with principal of $300,000 payable in July 2002, bears interest at 10% per annum payable monthly, and is secured by certain assets of the Company's home technology business.

Also in July 2001, the Company executed an unsecured promissory note with principal of $200,000 due in July 2002 which bears interest at 10% per annum payable monthly.

In September 2001, the Company executed a promissory note with principal of $650,000 due in September 2002 which bears interest at 12% per annum payable monthly, and is secured by accounts receivable and inventory of LST. At the option of the noteholder, this note can be converted into the RCG's Common Stock at a ratio of one (1) share of Common Stock for each $0.65 of outstanding principal and interest.

         Future maturities of the mortgage payable and notes payable are as follows at June 30, 2001:

                                                              Notes
                       Fiscal Year         Mortgage          Payable             Total
                       -----------         --------          --------          --------
                       2002                $  6,487          $482,500          $488,987
                       2003                   7,023                --             7,023
                       2004                   7,603                --             7,603
                       2005                   8,231                --             8,231
                       2006                   8,910                --             8,910
                       Thereafter           147,279                --           147,279
                                           --------          --------          --------

                                           $185,533          $482,500          $668,033
                                           ========          ========          ========

NOTE 7. INCOME TAXES

         Deferred income tax assets and (liabilities) consisted of the following:

                                                                                                  June 30
                                                                                    -----------------------------------
                                                                                        2001                   2000
                                                                                    ------------           ------------
                  Deferred income tax assets:
                    Warrants and stock options                                      $ 18,957,496           $ 19,609,571
                    Reserve for discontinued operations                                       --                442,856
                    Net operating loss carryforwards                                  14,458,697              8,951,701
                    Other                                                                229,605                 36,460
                                                                                    ------------           ------------

                         Total deferred income tax assets                             33,645,798             29,040,588
                  Deferred income tax liabilities - property and equipment              (167,057)              (407,121)
                                                                                    ------------           ------------

                  Net deferred income tax assets                                      33,478,741             28,633,467
                  Deferred income tax asset valuation allowance                      (33,478,741)           (28,633,467)
                                                                                    ------------           ------------

                        Net deferred income tax assets                              $         --           $         --
                                                                                    ============           ============

         A reconciliation of the Company's effective income tax rate (-0-%) to the statutory income tax rate (39%) is as follows:

                                                                                                 June 30
                                                                                    -----------------------------------
                                                                                        2001                   2000
                                                                                    ------------           ------------
                  Federal tax benefit at statutory rate                             $(7,374,838)           $(19,698,087)
                  State tax benefit, net of                                          (1,084,535)             (2,896,777)
                  Permanent differences                                               4,358,525                  13,715
                  Change in deferred income tax asset
                   valuation allowance                                                4,100,848              22,581,149
                                                                                    -----------            ------------
                  Income tax expense - actual                                       $        --            $         --
                                                                                    ===========            ============

         As of June 30, 2001 the Company had approximately $37,074,000 of net operating loss carry forwards (NOL's) for federal income tax purposes, which expire between 2019 through 2021. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

         In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company's 1996 and 1997 and one of its subsidiary's 1994 and 1995 tax returns. The Company plans to appeal the IRS assessment when received in fiscal 2002. At June 30, 2001, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 8. UNEARNED INCOME AND DEPOSITS

         Following is a summary of unearned income at June 30, 2001:

                                                                                                    Amount
                                                                                                  ----------
                  Charter flight revenues                                                         $1,069,566
                  Other unearned income                                                               91,490
                                                                                                  ----------

                                                                                                  $1,161,056
                                                                                                  ==========

NOTE 9. COMMON STOCK AND PAID IN CAPITAL

         In August 2000, the Company sold 7,070,000 shares of restricted Common Stock at $0.375 per share in a private placement transaction. After fees and expenses, the Company realized $2,409,000 from the private placement.

         In January and February 2001, the Company raised $575,000 in a private placement sale of 287,500 units. Each unit consists of 1) two shares of restricted Common Stock, 2) a warrant to purchase two shares of restricted Common Stock at $3 per share, based on certain criteria, that expires 12 months after the shares underlying the warrant can be sold pursuant to an effective registration statement under the Securities Act as amended; 3) a warrant to purchase two shares of restricted Common Stock at $4 per share, based on certain criteria, that expires in 24 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act.

         In fiscal 2001, the Company issued 30,474,675 shares of restricted Common Stock in connection with the acquisition of IASL, DMM, Avenel, LST, and Logisoft.

         In fiscal 2001, the Company issued an aggregate of 772,042 shares of restricted Common Stock, including 400,000 treasury shares, in exchange for legal, strategic acquisition, franchise and other consulting services from third parties and issued 924,000 shares of restricted Common Stock in connection with a one year contract with a public relations and investor relations consultant. The Company recorded $624,128 of expense related to such issuances.

         In fiscal 2001, the Company issued an aggregate of 2,863,427 shares of Common Stock in connection with the exercise of options and warrants.

         On January 18, 2000, the Company entered into Common Stock purchase agreements (the "Purchase Agreements") with Acqua-Wellington Value Fund, Ltd., ("AWVF") and Four Corners Capital, LLC, ("Four Corners") which provided for a private placement of restricted Common Stock and warrants to purchase restricted Common Stock. On January 18, 2000, Four Corners purchased 165,070 shares of restricted Common Stock for an aggregate purchase price of $1,000,000. In addition, the Company issued to Four Corners warrants to purchase up to 1,238,030 and 1,485,228 shares of Common Stock at initial exercise prices of $9.77 and $6.06 per share, respectively, subject to adjustments. In January 2001, the Company replaced the Four Corners warrants. See Note 10.

         Under the terms of the AWVF Purchase Agreement, AWVF agreed to purchase from the Company for aggregate consideration of $10,000,000 (i) 1,650,709 shares of restricted Common Stock and (ii) warrants to purchase up to 3,260,151 shares of restricted Common Stock at a future date. The AWVF Purchase Agreement required AWVF to complete the acquisition of the Common Stock and warrants in two equal tranches. The first tranche for $5,000,000 closed simultaneously with the execution of the AWVF Purchase Agreement. The second tranche was to have closed no later than February 29, 2000. AWVF failed to close the second tranche as required by the AWVF Purchase Agreement. At the closing of the first tranche, AWVF purchased from the Company, for an aggregate purchase price equal to $5,000,000, 825,354 shares of restricted Common Stock and warrants to purchase up to 1,052,327 and 577,748 shares of Common Stock at initial exercise prices of $9.77 and $6.06 per share, respectively, subject to adjustment. In January 2001, the Company settled with AWVF regarding the breach of provisions of the Purchase Agreement and replaced AWVF's warrants. See Note 10.

         In March 2000, the Company sold 50,000 shares of restricted Common Stock from treasury for $312,500 cash in a private placement transaction to a third party.

         In fiscal 2000, the Company issued 1,135,995 shares of restricted Common Stock in connection with the exercise of stock options and warrants.

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

NOTE 10. STOCK OPTIONS AND WARRANTS

         The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and options and warrants issued to non-employees under FASB No. 123, "Accounting For Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black Scholes Model in accordance with FASB No. 123.

         In fiscal 1999, the Company issued nonqualified stock options to purchase 2,000,000 shares of its Common Stock at an exercise price of $0.44 per share to directors and certain officers. During fiscal 2000, options to purchase 200,000 shares were exercised. In fiscal 2001, 1,400,000 of these options were cancelled and 400,000 were exercised.

         At the July 11, 2000 meeting, the shareholders approved the Company's 2000 Stock Compensation Plan (the "Option Plan"). The Company's Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company`s Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board of Directors. The Plan allows participants to purchase Common Stock of the Company at prices set by the Board of Directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unexercised options expire 10 years after the date of grant unless otherwise specified by the Board of Directors. At the January 10, 2001 meeting, the shareholders increased the number of shares available for the granting of incentive stock options under the Option Plan from 10,000,000 to 20,000,000 shares.

         In 2001, the Company issued options to purchase 9,433,278 shares of Common Stock to certain employees, officers and directors under the Option Plan. In fiscal 2001, the Company issued non qualified options to purchase 125,000 shares of Common Stock to an employee. The Company recognized $1,125,000 of compensation expense in connection with these option grants to employees.

         Also, in fiscal 2001, the Company issued options to purchase 3,000,000 shares of Common Stock in exchange for venture capital and investment banking services.

         In fiscal 2001, options to purchase 2,000,000 shares of Common Stock at an exercise price of $0.40, 60,000 shares at an exercise price of $0.25, and 100,000 shares at an exercise price of $0.70 were exercised. Also, in May 2001, options to purchase 400,000 shares of Common Stock at an exercise price of $0.44 were exercised on a cashless basis. The Company recognized $151,000 of expense in fiscal 2001 in connection with these cashless exercises.

         The following table summarizes the outstanding options at June 30:

                                    2001                                                  2000
           --------------------------------------------------        --------------------------------------------
                                                      Vesting
                          Exercise        Term        Period                      Exercise     Term       Vesting
              Shares        Price        (Years)     (Months)          Shares       Price     (Years)      Period
           -----------    --------       -------     ---------       ----------   --------   ----------   -------
            2,940,000      $ 0.25          10        12                     --     $   --        --         --
                   --          --          --              --        1,800,000       0.44        10         --
            3,100,000        0.70          10        12 to 48               --         --        --         --
            1,000,000        0.75          10              --               --         --        --         --
              480,000        0.84          10        36 to 42               --         --        --         --
            1,027,650        0.85          10        38                     --         --        --         --
              320,628        0.90          10        18                     --         --        --         --
              270,000        0.95          10        12 to 46               --         --        --         --
              500,000        1.44          10              --               --         --        --         --
              125,000        3.00          10              --               --         --        --
           ----------                                                ---------

           9,763,278                                                 1,800,000
           =========                                                 =========

         In fiscal 2001 and 2000, the Company issued warrants to purchase 6,163,743 and 19,295,120 shares of its Common Stock, respectively, in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. In addition, the Company issued warrants in connections with Common Stock private placement transactions. Certain of the warrants issued contain registration rights provisions. In fiscal 2001 and 2000, the Company recognized compensation expense of $5,609,202 and $48,996,218, respectively, in connection with the issuance of warrants, including $100,000 in fiscal 2001 related to the repricing of warrants to purchase 500,000 shares of Common Stock that were exercised in fiscal 2001.

         In fiscal 2001, the Company cancelled warrants to purchase 5,035,000 shares of Common Stock.

         The following table summarizes the outstanding warrants at June 30:

                                       2001                                               2000
                  -------------------------------------------       --------------------------------------------
                                     Exercise                                           Exercise
                    Shares            Price            Term           Shares             Price            Term
                  ----------         --------         -------       ----------          --------         -------
                   5,556,377          $ 0.04          54 mos.        5,556,377          $  0.04          54 mos.
                          --            0.42          --               200,000             0.42          120
                          --            0.44          --               200,000             0.44          120
                     400,000            0.50          120              450,000             0.50          120
                   4,753,743            0.75          120              400,000             0.75          120
                     100,000            0.81          48                    --               --          --
                      10,000            1.00          --                    --               --          --
                      50,000            1.10          36                    --               --          --
                     600,000            1.75          --             2,985,000             1.75          120
                          --              --          --             1,000,000             2.00          120
                          --              --          --               400,000             2.50          120
                     575,000            3.00          *                     --               --          --
                   3,625,000            4.00          120*           5,100,000             4.00          120
                          --              --          --             2,063,386             6.06          18
                          --              --          --             2,290,357             9.77          18 and 60
                  ----------                                        ----------

                  15,670,120                                        20,645,120
                  ==========                                        ==========

         * All of the $3.00 warrants and 575,000 of the $4.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

         All of the warrants issued by the Company are exercisable, except for 1,666,913 with an exercise price of $0.04 that vest in stages over periods ranging from 6 to 18 months and 100,000 with an exercise price of $0.81 that vest over 3 years.

         In January 2001, the Company entered into a settlement agreement (the "Corners Settlement") with Four Corners Capital, LLC ("Four Corners") and DC Investment Partners Exchange Funds, L.P. ("DC Fund"), regarding, among other issues, the termination of Four Corners' investment banking agreement with the Company and the resolution of disputed issues related to the stock purchase agreement and related documents entered into between the Company and Four Corners in January 2000. An investor of Four Corners was formerly a Director of the Company. The Corners Settlement provides for, among other things, (1) the cancellation of warrants to purchase 200,000 and 1,000,000 shares of Common Stock with exercise prices of $1.75 and $4.00, respectively, outstanding at June 30, 2000; (2) the issuance of an option to purchase 1,000,000 share of Common Stock at an exercise price of $0.75 which expires in January 2006; (3) the amendment of Four Corners' warrants to purchase 2,599,866 shares of Common Stock outstanding at December 31, 2000 reducing the exercise prices of $6.06 and $9.77 to $0.75 and increasing the term from 18 to 60 months expiring in January 2006;
(4) the amendment of a warrant to purchase 123,802 shares of Common Stock outstanding at June 30, 2000 held by DC Fund which amendment reduced the exercise price from $9.77 to $0.75 and extends the expiration to January 2006; and (5) the issuance of 200,000 shares of restricted Common Stock to Four Corners.

         In February 2001, the Company entered into a settlement agreement ("the Acqua Settlement) with the Acqua Wellington Value Fund, Ltd. ("Acqua") resolving disputed issues arising out of the stock purchase agreement and related document entered into between the Company and Acqua in January 2000. The Acqua Settlement provides for, among other things, the amendment to Acqua's warrants to purchase 1,630,077 shares of Common Stock outstanding at December 31, 2000 and the amendment of Acqua's registration rights. The warrants exercise prices were reduced from $6.06 and $9.77 to $0.75 and the expiration terms were reduced from 18 months to 12 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended. In connection with the Corners Settlement and the Acqua Settlement, the Company recorded $182,000 of compensation expense.

         Following is a summary of certain information regarding the Company's options and warrants for fiscal 2001 and 2000:

                                                           2001                                          2000
                                      ----------------------------------------------  ---------------------------------------------
                                                                          Weighted                                       Weighted
                                                   Weighted   Weighted     Average                Weighted   Weighted     Average
                                                    Average    Average     Remaining               Average    Average    Remaining
                                                   Exercise  Grant-date  Contractual              Exercise  Grant-date  Contractual
                                        Number      Price    Fair Value      Life       Number      Price   Fair Value     Life
                                      ----------   --------  ----------  -----------  ----------  --------  ----------  ----------
Outstanding at beginning of year      22,445,120    $ 2.91                             4,350,000   $ 0.52     $   --      --
                                      ----------                                      ----------

Grants during the year:
  Exercise price greater than market   2,962,650    $ 2.07     $ 0.03       --         2,290,357   $ 9.77     $ 6.00      --
  Exercise price equal to market       5,405,628    $ 0.72     $ 0.00       --           400,000   $ 2.50     $ 1.82      --
  Exercise price below market`        10,353,743    $ 0.47     $ 0.46       --        16,604,763   $ 2.42     $ 4.07      --
                                      ----------                                      ----------

    Total granted                     18,722,021    $ 0.79         --       --        19,295,120   $ 3.29     $ 4.25      --
                                      ----------                                      ----------

Exercised during the year              3,110,000    $ 0.74         --       --         1,200,000   $ 0.49         --      --
                                      ----------                                      ----------

Cancelled during the year             12,623,743    $ 4.07         --       --                --       --         --      --
                                      ----------

Outstanding at end of year:
  Exercisable at $.04 to $0.25         8,496,377    $ 0.11         --      3.2 yrs.    5,556,377   $ 0.04         --     4.5 yrs
  Exercisable at $.42 to $1.00        11,462,021    $ 0.75         --      6.0 yrs.    3,050,000   $ 0.49         --     8.7 yrs
  Exercisable at $1.10 to $1.75        1,150,000    $ 1.59         --      9.3 yrs.    2,985,000   $ 1.75         --     9.2 yrs
  Exercisable at $2.00 to $3.00          700,000    $ 3.00         --      3.1 yrs.    1,400,000   $ 2.14         --     7.1 yrs
  Exercisable at $4.00 to $6.06        3,625,000    $ 4.00         --      8.5 yrs.    7,163,386   $ 4.59         --     2.2 yrs
  Exercisable at $9.77                        --        --         --       --         2,290,357   $ 9.77         --      --
                                      ----------                                      ----------

   Total outstanding                  25,433,398    $ 1.51                            22,445,120   $ 2.91         --      --
                                      ----------                                      ----------

Exercisable at end of year:
   Exercisable at $ 0.04 to $0.25      6,099,464    $ 0.12         --       --                --       --         --      --
   Exercisable at $0.42 to $1.00       7,652,834    $ 0.74         --       --         3,025,000   $ 0.49         --      --
   Exercisable at $1.10 to $1.75       1,150,000    $ 1.59         --       --         2,985,000   $ 1.75         --      --
   Exercisable to $2.00 to $3.00         700,000    $ 3.00         --       --         1,400,000   $ 2.14         --      --
   Exercisable at $4.00 to $6.06       3,625,000    $ 4.00         --       --         7,163,386   $ 4.59         --      --
   Exercisable at $9.77                       --        --         --       --         2,290,357   $ 9.77         --      --
                                      ----------                                      ----------

    Total exercisable                 19,227,298                                      16,863,743   $ 3.85         --      --
                                      ----------                                      ----------

         Pro forma information regarding net loss is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Model with the following weighted average assumptions for fiscal 2001; risk-free interest rate range of 4.91% to 5.97%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of .975; and an expected life of the option of 5 years. The weighted average grant date fair value of options granted in 2001 was $0.39 per share. Pro forma information regarding FASB No. 123 is not presented for fiscal 2000 because there were no option grants in fiscal 2000 and all outstanding options at that date were fully vested on the date of grant.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can naturally affect the fair value estimate. In management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

         The Company's pro forma net loss and net loss per share assuming compensation cost was determined under FASB No. 123 for all options and warrants would have been the following for the year ended June 30, 2001:

                  Net loss before discontinued operations                    $  (24,245,948)
                  Net loss from discontinued operations                      $     (632,611)
                  Net loss                                                   $  (24,878,559)

                  Net loss per share before discontinued operations          $         (.45)
                  Net loss per share from discontinued operations            $         (.01)
                  Net loss per share                                         $         (.46)

Note 11. GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

         Following is a summary of the Company's general and administrative expenses for the year ended June 30:

                                                          2001                2000
                                                       ----------          ----------
               Compensation expense                    $2,582,264          $1,883,431
               Legal and professional fees              1,094,928           1,804,839
               Public and investor relations              728,428             679,322
               Marketing and advertising                  522,944             134,424
               Rent expense                               334,837             173,855
               Insurance                                  259,447              42,250
               Website and telecommunications             275,226             764,904
               Office and printing expenses               271,719             223,891
               Travel and entertainment                   213,325             651,859
               Other                                      310,519             318,843
                                                       ----------          ----------

                                                       $6,593,637          $6,677,618
                                                       ==========          ==========

Note 12. RELATED PARTY TRANSACTIONS

         In fiscal 2001, the Company's CEO, Michael D. Pruitt, and a company owned by Mr. Pruitt made loans to the Company. At June 30, 2001, notes and advances due to affiliates consisted of the following:

                  Note payable to Mr. Pruitt                              $100,000
                  Advance payable to Mr. Pruitt                             20,000
                  Notes payable to a company owned by Mr. Pruitt           216,052
                                                                          --------

                                                                          $336,052
                                                                          ========

         The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

         Paul B. Johnson, a director of the Company, is an investor in a company which intends to become a franchise of the Company's home technology business in the Dallas, Texas market upon regulatory approval of the Company's franchising program.

         Michael D. Pruitt, President/CEO and director of the Company, is a minority investor in the two companies that intend to become franchisees of the Company's home technology business in Baltimore, Maryland and three markets in South Carolina upon regulatory approval of the Company's franchising program.

         In connection with consulting services related to the Company's private aviation travel service business provided by Mr. Bert Lance, the father of the Company's former President and Chief Executive Officer, the Company in fiscal 2000 and 1999 granted warrants to purchase an aggregate of 2,000,000 shares of its Common Stock to the Bert Lance Grantor Trust. Of these warrants, 400,000 have an exercise price of $.50 per share, 600,000 a $1.75 per share price and 1,000,000 a $4.00 per share price. In fiscal 2001, the Bert Lance Grantor Trust assigned, with the Company's consent, 250,000 of these warrants to third parties and cancelled 1,350,000 of these warrants. In addition, the Company paid consulting fees of $183,000 to Mr. Bert Lance in fiscal 2000.

         In December 1999, the Company settled certain matters regarding residential real estate transactions in prior fiscal years with a former officer, a former director, and the latter's father. In connection with this settlement the Company issued 400,000 shares of Common Stock to these parties.

NOTE 13. BUSINESS SEGMENT INFORMATION

         Information related to business segments is as follows (in thousands):

Fiscal 2001:

                                            Aviation     Technology                               Internet/
                                             Travel       Business        Call        Home       Technology
                                            Services     Consulting      Center    Technology    Solutions    Corporate      Total
                                            --------     ----------     --------   ----------    ----------   ---------    --------
Revenue                                     $ 11,179      $    878      $    230    $    975      $    345     $     --    $ 13,607
Net loss before discontinued operations       (1,501)         (203)       (5,724)     (1,466)          (87)     (12,077)    (21,058)
Identifiable assets                            2,680         6,601           410       8,602         7,591          857      26,742
Capital expenditures                              43            --            22          40            --           --         107
Depreciation and amortization                    406           479           967         410            35            3       2,300

Fiscal 2000:

                                            Aviation     Technology                               Internet/
                                             Travel       Business        Call        Home       Technology
                                            Services     Consulting      Center    Technology    Solutions    Corporate      Total
                                            --------     ----------     --------   ----------    ----------   ---------    --------
Revenue                                     $     10      $     --      $     --    $     --      $     --     $     --    $     10
Net loss before discontinued operations      (56,874)           --            --          --            --           --     (56,874)
Identifiable assets                            7,025            --            --          --            --        1,164*      8,189
Capital expenditures                           1,138            --            --          --            --            3       1,141
Depreciation and amortization                    154            --            --          --            --           --         154

*Represents $1,164,000 of identifiable assets of the Stratos Inns Concept, which were written off in fiscal 2001.

NOTE 14. CONTINGENCIES

Legal Proceedings

         During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to defend such suits vigorously and believes that they will not result in any material loss to the Company.

Commitments

         The Company leases office space under non-cancelable lease arrangements. The future minimum lease payments required under these leases at June 30, 2001 are as follows:

                           Fiscal Year                                   Amount
                           -----------                                 ----------
                           2002....................................    $  638,415
                           2003....................................       329,737
                           2004....................................       248,954
                           2005....................................       215,532
                           2006....................................       179,610
                           Thereafter.............................             --
                                                                       ----------

                                                                       $1,612,248
                                                                       ==========

         Rent expense under operating leases aggregated $334,837 and $173,855 for the years ended June 30, 2001 and 2000, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 14, 2000 the Company dismissed Jones and Kolb as the Company's independent auditors and engaged Ernst & Young LLC to serve as the Company's independent auditors. Jones and Kolb served as independent auditors of the Company for the fiscal years ended June 30, 1997, 1998, and 1999. The Company's principal auditors' report on the financial statements for the year preceding the dismissal of Jones and Kolb did not contain an adverse opinion or disclaimer opinion, nor was it modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Company's Board of Directors (the "Board"). There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The Company had no discussions with the new accountants as to specific accounting matters or type of opinion that might be rendered, other than those related to the normal engagement of certified accountants.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

         Set forth below are the names, ages (at September 28, 2001), positions and offices held and a brief description of the business experience during the past five years of each person who is an executive officer or director of the Company.

ERIC A. BLACK (age 57) has served as a director of the Company since June 14, 2001 when he was appointed by the Board to fill a vacancy on the Board created by the resignation of a director of the Company. Prior to joining the Board, Mr. Black was engaged in consulting activities. From January 2000 through December 2000, Mr. Black was President of L & H Healthcare Solutions Group. From August 1999 to December 1999, Mr. Black was President Chief Executive Officer of E-DOC'S. From 1976 to 1999, Mr. Black was employed by Browning-Ferris Industries, Inc. working domestically and internationally with the last three years serving as President and Chief Operating Officer of Browning-Ferris International.

PAUL B. JOHNSON (age 53) has served as a director of the Company since July 11, 2001 when he was appointed by the Board as an additional outside director of the Company. Since January 2001, Mr. Johnson has been Managing Partner of La Meg Holdings, L.P. and Chief Executive Officer and owner of MLI Solutions. Since 1999, Mr. Johnson has been Chief Executive Officer and owner of MLI Solutions. Since 1999, Mr. Johnson has been Chief Executive Officer of the SportsLineUp.com. During 1999 and 2000, Mr. Johnson was Chief Executive Officer and majority owner of Myhomesource.com. From 1998 through 2000, Mr. Johnson was a director of Ariel Performance - Centered Systems. Prior to 1998, Mr. Johnson was Chief Executive Officer of Multimedia Learning, Inc.

SYLVIA A. de LEON (age 51) has served as a director of the Company since December 12, 1999 when she was appointed by the Board to fill the vacancy created by the resignation of Joel A. Goldberg as a director of the Company. Ms. de Leon is a Senior Partner with the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P., where she has been employed since 1977. Ms. de Leon also serves on the Board of Directors of the National Railroad Passenger Corporation (Amtrak). During the last five years, Ms. de Leon has also served on the National Civil Aviation Review Commission, the National Commission to Ensure a Strong Competitive Airline Industry and the White House Conference on Travel and Tourism, where she co-chaired the infrastructure and investment committee.

MICHAEL D. PRUITT (age 40) has served as Chairman since July 11, 2001 and as a director of the Company since October 3, 2000 when he was appointed by the Board to fill a vacancy on the Board. Mr. Pruitt was elected to the Board at the Annual Stockholders meeting held on January 10, 2001. Mr. Pruitt has served as Chief Executive Officer of the Company since November 8, 2000. In addition, Mr. Pruitt is the founder of Avenel Ventures, Inc., an e-commerce investment and business development company, and has served as President, Chief Executive Officer and director of Avenel Ventures, Inc. since its formation in June, 2000. In May, 1999, Mr. Pruitt founded Avenel Financial Group, Inc., a financial services firm specializing in e-commerce and technology investments, where he concentrated his efforts until June 2000. From October, 1997 through May, 1999, Mr. Pruitt was the Executive Vice President of Marketers World International which was acquired by High Speed Net Solutions, Inc. Prior to that, Mr. Pruitt was an independent consultant from January 1997 through October 1997. From January 1992 through January 1997, Mr. Pruitt was the COO of a trucking company with the revenues in excess of $50 million per year.

DR. JAMES A. VERBRUGGE (age 60) has served as a director of the Company since January 11, 1999 when he was appointed by the Board to fill the vacancy created by the resignation of a director of the Company. Dr. Verbrugge was elected to the Board at the April 21, 1999 Stockholders meeting. Dr. Verbrugge is a Professor of Finance and Chairman, Department of Banking and Finance of the University of Georgia, where he has been employed since 1968. Dr. Verbrugge is also actively involved in executive education programs at the University of Georgia and teaches executive education programs at the University of Washington, University of Florida and University of Colorado. Since July 2001, Dr. Verbrugge has been a director of Crown Crafts, Inc.

WILLIAM L. WORTMAN (age 54) has served as Vice President and Chief Financial Officer of the Company since June 24, 1999. For the year prior to joining the Company, Mr. Wortman was a partner and general manager of a new car automobile dealership. From prior to 1996 through 1998, Mr. Wortman was Vice President and Chief Financial Officer of A.F.A. Services Corporation, a marketing services company.

MELINDA MORRIS ZANONI (age 31) has served as a director of the Company since January 10, 2001 when she was elected at the Annual Stockholders meeting. Ms. Zanoni has served as Executive Vice President of the Company since November 8, 2000. In addition, Ms. Zanoni has served as a director and Executive Vice President of Avenel Ventures, Inc. since June, 2000. Prior to joining Avenel Ventures, Inc., from February 1996 through June 2000, Ms. Zanoni was an attorney with the law firm of Nelson Mullins Riley & Scarborough, LLP in Charlotte, North Carolina where she concentrated in the areas of mergers and acquisitions and commercial finance. From May, 1994 through February, 1996, she was a transactional attorney concentrating in corporate law at Fagel & Haber in Chicago, Illinois.

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

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2001, except that with respect to the following reports filed by Mr. Pruitt:

         (i) Mr. Pruitt reported his commencement as an insider in October 2000 on a Form 3 filed November 18, 2000;

         (ii) Mr. Pruitt reported his acquisition of 1,797 shares of Common Stock (through direct ownership) and 2,000 shares of Common Stock (through indirect ownership) in December 2000 on a Form 4 filed February 24, 2001; and

         (iii) Mr. Pruitt reported his acquisition of 49,500 shares of Common Stock (through indirect ownership) in March 2001 on a Form 4 filed May 10, 2001.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

         The following table sets forth for the fiscal years ended 1999, 2000 and 2001 the cash and non-cash compensation awarded, earned or paid by the Company to all individuals serving as Chief Executive Officer of the Company at any time during fiscal year 2001 and all executive officers of the Company or any of its subsidiaries who received salary and bonuses in excess of $100,000 during fiscal year 2001 (collectively, the "Named Executives").

                                                                                                    Long-Term
                                                            Fiscal                                 Compensation       Other Annual
  Name and Principal Position                                Year       Salary         Bonus     Stock Options(7)     Compensation
  ---------------------------                               ------     ---------     --------    ----------------     ------------
  Michael D. Pruitt, Chairman/President/CEO                  2001      $      --(1)                  600,000            $    --
                                                             2000             --            --            --                 --

  Todd Bottorff, President and Chief Executive Officer       2001      $ 160,000            --       500,000                 --
                                                             2000         23,333            --            --                 --

  C. Beverly Lance, Chief Executive Officer  (2)             2001             --            --            --                 --
                                                             2000      $ 198,333            --            (6)           $57,530(3)

  Melinda Morris Zanoni, Executive Vice President
  and Secretary(4)                                           2001      $  93,333            --       600,000            $    --
                                                             2000             --            --            --                 --

  William L. Wortman, Chief Financial Officer  (5)           2001      $ 150,000            --       500,000            $ 1,800
                                                             2000      $ 133,750       $10,000            (6)           $ 1,125

(1) Mr. Pruitt's employment contract dated November 8, 2000 provides for an annual base salary of $180,000. Mr. Pruitt agreed to forego his salary in fiscal 2001.

(2) Mr. Lance was President from February 10, 1999 thru May, 2000 and CEO from February 10, 1999 until his resignation in July 2000. Mr. Lance's annual base salary was $170,000. The salary amount above includes Mr. Lance's base salary and $28,333 of paid vacation.

(3)      Includes $29,452 of life and long-term disability insurance premiums.

(4) Ms. Zanoni's employment contract dated November 8, 2000, provides for an annual base salary of $160,000.

(5) Mr. Wortman has been Vice President and Chief Financial Officer of the Company since June 24, 1999. Mr. Wortman's annual base salary is $150,000.

(6) In fiscal 2000, the Company's Board approved nonqualified options to purchase Common Stock for Messrs. Lance and Wortman subject to stockholder approval, which approval was not submitted for a stockholders vote at the Annual Meeting held on July 11, 2000. The options of Mr. Lance were cancelled. The options to purchase 300,000 shares of Common Stock approved by the Board for Mr. Wortman were cancelled in connection with the grant of 500,000 options to Mr. Wortman in fiscal 2001.

(7) The stock options listed below have an exercise price at or above the fair market value of the Common Stock on the date of grant of such options.

Long-term Compensation - Stock Options

         The following table sets forth information regarding the grant of stock options to the Named Executives during the fiscal year ended June 30, 2001:

                                     Number of                 % of Total
                                    Securities               Options Granted
                                    Underlying                 to Employees          Exercise        Expiration
                                  Options Granted             in Fiscal 2001           Price             Date
                                  ---------------            ----------------        --------        ----------
Michael D. Pruitt                     600,000(1)                 7.8%                  $0.70         12/27/2010
Melinda Morris Zanoni                 600,000(1)                 7.8%                  $0.70         12/27/2010
Todd Bottorff                         500,000                    6.5%                  $1.44          1/16/2004
William L. Wortman                    500,000                    6.5%                  $0.70         12/27/2010

(1)      Represents options granted for serving as a director of the Company.

         The following table sets forth information concerning each exercise of options during the last completed fiscal year by each of the Named Executives and the value of unexercised options held by the Named Executives as of June 30, 2001.

                                                                    Number of Securities
                                                                         Underlying                  Value Of Unexercised
                                                                     Unexercised Options                 In-The-Money
                              Shares Acquired        Value               At 6/30/01                   Options At 6/30/01
        Name                    On Exercise        Realized(1)    Exercisable/Unexercisable       Exercisable/Unexercisable(2)
---------------------         ---------------      -----------    -------------------------       ----------------------------
Michael D. Pruitt                 100,000           $ 10,000           100,000/400,000                  $14,000/$56,000
Melinda Morris Zanoni                0                 0               200,000/400,000                  $28,000/$56,000
Todd Bottorff                        0                 0                 500,000/-0-                        -0-/-0-
William L. Wortman                   0                 0               200,000/300,000                  $28,000/$42,000

(1) Calculated by determining the difference between the fair market value of the shares of RCG Common Stock underlying this option and the exercise price of such option on the date of exercise.

(2) The dollar values of the RCG stock options are calculated by determining the difference between the fair market value of the shares of RCG Common Stock underlying the options and the exercise price of such options at June 30, 2001.

COMPENSATION OF DIRECTORS

         Directors of the Company who are not employees of the Company receive compensation of $1,000 per month plus $1,000 for each quarterly Board meeting. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending Board meetings. In fiscal 2001, the Company expensed $37,709 for director fees. Also, in fiscal 2001, the Company paid Mr. Arthur G. Weiss, who served as Chairman of the Company from January 21, 1999 to June 2001, $16,000 in lieu of director fees.

         In December 2000, the Company approved options to purchase 3,000,000 shares of Common Stock at an exercise price of $0.70 per share. These options were granted as follows: options for 600,000 shares to each Dr. Verbrugge, Mr. Pruitt, Ms. Zanoni, Mr. Weiss, and Ms. deLeon.

EMPLOYMENT CONTRACTS

         On November 8, 2000, the Company entered an employment agreement ("the Pruitt Agreement") with Mr. Pruitt. The Pruitt Agreement provides for an annual base salary of $180,000 and an initial term of two years. After the initial term, the Pruitt Agreement renews automatically for one (1) year unless 60 day written notice is given by either party.

         On November 8, 2000, the Company entered an employment agreement ("the Zanoni Agreement") with Ms. Zanoni. The Zanoni Agreement provides for an annual base salary of $160,000 and an initial term of two years. After the initial term, the Zanoni Agreement renews automatically for one (1) year unless 60 day written notice is given by either party.

         On May 2, 2000, the Company entered an employment agreement ("the Bottorff Agreement") with Mr. Bottorff, which provided for an annual base salary of $160,000, an option to purchase 500,000 shares of the Company's Common Stock at $1.4375 per share, and a term of one year. On December 8, 2001, Mr. Bottorff resigned as President of the Company and the Company entered into a consulting agreement with Mr. Bottorff, which provides for the termination of the Bottorff Agreement and monthly consulting fees of $13,333 payable to Mr. Bottorff through August 7, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 28, 2001 by:
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each of the Company's executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

                                                                    Shares of Common Stock Beneficially Owned(1)
                                                                    --------------------------------------------
         Name                                                         Number                             Percent
         ----                                                       ---------                            -------
         Michael D. Pruitt  + ++(2)                                 5,157,597                              6.7%

         Wendell M. Starke Trust(3)                                 4,800,000                              6.3

         Four Corners Capital, LLC(4)                               3,999,866                              5.0

         Eric A. Black ++(5)                                           50,000                                *

         Paul B. Johnson ++(5)                                         50,000                                *

         Sylvia A. deLeon ++(6)                                       200,000                                *

         Dr. James A. Verbrugge ++(7)                                 295,833                                *

         Melinda Morris Zanoni + ++(8)                              2,200,000                              2.8

         William L. Wortman +(9)                                      200,000                                *

         All Current Executive Officers and Directors as a
         Group  (7 Persons)(10)                                     8,153,430                             10.5

+    Executive Officer of the Company

++   Director of the Company

*    Less than 1%

(1) Information as to beneficial ownership of Common Stock has either been furnished to the Company by or on behalf of the indicated person or is taken from reports on file with the SEC.

(2) Includes 4,250,000 shares issued in connection with the Company's acquisition of DMM of which 2,000,000 shares are now held by Avenel Financial, Inc., which is owned by Mr. Pruitt. Also includes 325,000 shares issued in each of the LST and Avenel acquisitions. Excludes 400,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of October 4, 2001. Mr. Pruitt's address is 5935 Carnegie Boulevard, Suite 101, Charlotte, North Carolina, 28209.

(3) Based upon its Schedule 13D/A filed on July 2, 1999, Wendell M. Starke is the trustee of the Wendell M. Starke Trust, which owns 4,800,000 shares. The trust's address is 4300 Paces Ferry Road, Suite 500, Atlanta, Georgia, 30339.

(4) Includes 3,799,866 shares issuable upon exercise of warrants. The address of Four Corners Capital, LLC is 10 Burton Hills Boulevard, Suite 120, Nashville, Tennessee, 37215.

(5) Represents shares issuable upon exercise of options. Excludes 150,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of October 4, 2001.

(6) Represents 200,000 shares issuable upon the exercise of options. Excludes 400,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of October 4, 2001.

(7) Includes 200,000 shares issuable upon exercise of options. Excludes 400,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of October 4, 2001.

(8) Consists of 200,000 shares issuable upon exercise of options and 2,000,000 shares issued in connection with the acquisition of Avenel. Excludes 400,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of October 4, 2001.

(9) Represents 200,000 shares issuable upon exercise of options. Excludes 300,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of October 4, 2001.

(10) Excludes 2,300,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of October 4, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         On or about March 18, 1999, the Godley Morris Group, LLC (the "GMG") purchased 2,500,000 shares of restriction Common Stock for $1,000,000 and on June 29, 1999 another 2,300,000 shares for $1,725,000. In connection with the sale of the shares, the Company entered into a Registration Rights Agreement with the GMG.

         In January 2000, the Company entered into a common stock purchase agreement (the "Four Corners Purchase Agreement") with Four Corners Capital, LLC ("Four Corners"), which provides for an equity financing package consisting of the sale of restricted Common Stock and warrants. Under the terms of the Four Corners Purchase Agreement, Four Corners purchased from the Company, for an aggregate purchase price of $1 million, 165,070 shares of restricted Common Stock, and warrants to purchase up to 2,723,668 shares of Common Stock. In connection with the Four Corners Purchase Agreement, the Company entered into a Registration Rights Agreement with respect to the Common Stock purchased by Four Corners and the Common Stock underlying all options or warrants held by Four Corners. The terms of the Purchase Agreement were the result of arms' length negotiations between the parties. Mr. Goldberg, a former director of the Company, owns a 25% interest in Four Corners.

         In connection with the equity financing provided by the Four Corners Purchase Agreement and the Company's $5,000,000 private placement of Common Stock in January 2000, the Company agreed to pay Four Corners a fee for services provided to the Company equal to 6% of the proceeds actually received by the Company and to reimburse Four Corners for expenses relating to the financing. In fiscal 2000, the Company paid fees to Four Corners in the amount of $360,000 and has reimbursed Four Corners for approximately $58,000 in expenses.

         On January 23, 2001, the Company entered into a General Release and Settlement Agreement with Four Corners and D.C. Investment Partners Exchange Fund, L.P. pursuant to which all claims relating to the Four Corners Purchase Agreement and the fees owed to Four Corners by the Company, if any, were settled and released.

         In a series of transactions consummated during the 1999 fiscal year, Mr. Conner, a former President and Chief Executive Officer of the Company, and another former officer of the Company purchased real property assets used in connection with certain discontinued operations of the Company with an aggregate book value of $16 million and assumed all related mortgage indebtedness. The Company received cash, notes receivable or Common Stock in these transactions. As of June 30, 1999, the Company held notes receivable for $465,000 with respect to these transactions, and received payment in full subsequent thereto. In fiscal 2000, the Company sold additional assets of discontinued operations with a carrying value of $400,000 for cash and other assets of discontinued operations for $1 million in notes receivable plus assumption of approximately $2.2 million in mortgage indebtedness. At June 30, 2000, the aggregate note balance was $900,000 which amount was fully reserved as uncollectible by the Company due to Mr. Conner's inability to obtain financing to complete the plan development of property. These transactions were entered into with entities in which the former chief executive officer and former officer are investors. All such transactions were the result of arms' length negotiations.

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

         Mr. Pruitt and a company owned by Mr. Pruitt have loaned money to the Company. At June 30, 2001, $120,000 and $216,052 were due to Mr. Pruitt and a company owned by Mr. Pruitt, respectfully. Of the $120,000 due to Mr. Pruitt, $100,000 is a demand note payable to Mr. Pruitt bearing interest at 12%. The other $20,000 from Mr. Pruitt is an advance bearing imputed interest of 8% and payable upon demand. The $216,052 is notes payable that bears computed interest of 8% and are due on demand.

         In September 2000, the Company acquired all of the issued and outstanding shares of capital stock of DM Marketing, Inc. ("DMM") for 8,450,000 shares of the Company's Common Stock. Mr. Pruitt was a 50% stockholder of DMM at the time of the acquisition. Mr. Pruitt was not a director, officer or stockholder of the Company at the time the acquisition was negotiated and the consideration paid was determined as a result of arms-length negotiations.

         In February 2001, the Company acquired all of the issued and outstanding capital stock of Avenel Ventures, Inc. ("Avenel") for 6,700,000 shares of the Company's Common Stock. Mr. Pruitt was an officer, director and 4.9% stockholder of Avenel. Melinda Morris Zanoni was a director, officer and 29.9% stockholder of Avenel. In connection with the acquisition, Mr. Pruitt and Ms. Zanoni entered into employment agreements to serve as executive officers of the Company. Ms. Zanoni was not an officer, director or stockholder of the Company at the time the Avenel acquisition was approved by the Company's Board of Directors. The consideration paid was the result of negotiations between the Company and the Avenel stockholders and was recommended by a special committee of the Company's Board of Directors.

         In April 2001, the Company acquired 100% of the issued and outstanding capital stock of LST, Inc. ("LST") for 8,074,575 shares of the Company's Common Stock excluding 2,000,000 shares issuable based on certain performance goals. Mr. Pruitt was a 3.2% stockholder of LST at the time of the acquisition and sold his shares for the same per share consideration received by the other LST stockholders.

         Mr. Johnson, a director of the Company, is an investor in a company which intends to become a franchisee of the Company's home technology business in the Dallas, Texas market upon regulatory approval of the Company's franchising program.

         Mr. Pruitt, President/CEO and director of the Company, is a minority investor in the two companies that intend to become franchisees of the Company's home technology business in Baltimore, Maryland and three markets in South Carolina upon regulatory approval of the Company's franchising program.

PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

                Exhibit
                Number     Exhibit Description
                -------    --------------------
                  2.1      Stock Purchase Agreement dated as of August 16, 2000
                           between the Company, Michael Pruitt, and Darek
                           Childress (incorporated by reference to Exhibit 2.1
                           to the Company's Current Report on Form 8-K filed on
                           September 22, 2000).

                  2.2 Stock Purchase Agreement dated as of August 11, 2000 between the Company and Caliente Consulting
                           (incorporated herein by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on
                           September 22, 2000).

                  2.3      Share Exchange Purchase Agreement dated as of
                           November 8, 2000 between the Company and Avenel
                           (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14,
                           2001).

                  2.4 Stock Purchase Agreement between the Company and the majority of the stockholders of LST (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 2001).

                  2.5 Stock Purchase Agreement dated as of March 16, 2001 between the Company and Glenn Barrett, Jr.
                           (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April
                           18, 2001).

                  2.6 Stock Purchase Agreement dated as of March 31, 2001 between the Company and Brandon Holdings, Inc.
                           (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April
                           18, 2001).

                  2.7 Agreement and Plan of Merger dated as of June 5, 2001 between the Company, Logisoft Acquisition Corporation and the individuals listed on Exhibit A thereto
                           (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on June
                           13, 2001).

                  2.8      Joinder to the Merger Agreement executed by Logisoft
                           (incorporated by reference to Exhibit 2.2 the Company's Current Report on Form 8-K filed on June
                           13, 2001).

                  2.9 Asset Purchase Agreement dated as of June 20, 2001, by and among Greater Atlanta Alarm Services, Inc., the Company, Glenda Watson and David Watson
                           (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August
                           14, 2001).

                  2.10 Stock Purchase Agreement dated as of May 15, 2001 between the Company and Brikor, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current
                           Report on Form 8-K filed on September 17, 2001).

                  3.1 Restated Certificate of Incorporation of the Company dated as of January 19, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly report on Form 10-QSB for the quarter ended December
                           31, 2000 filed on February 14, 2001).

                  3.2      Amended and Restated Bylaws of the Company
                           (incorporated by reference to the Company's Annual
                           Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

                  4.1      Registration Rights Agreement between the Company and
                           Worldspan, L.P. dated as of June 26, 2000
                           (incorporated by reference to the Company's Annual
                           Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

                  4.2      Registration Rights Agreement between the Company,
                           Four Corners Capital, LLC and DC Investment Partners
                           Exchange Fund, L.P. dated as of January 23, 2001
                           (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14,
                           2001).

                  4.3      Registration Rights Agreement between the Company and
                           Acqua Wellington Value Fund, Ltd. dated as of January
                           23, 2001 (incorporated by reference to exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14,
                           2001).

                  4.4 flightserv.com 2000 Stock Option Plan (incorporated by reference to exhibit B to the Company's Definitive
                           Proxy Statement on Schedule 14A filed on June 19,
                           2000).

                  4.5 Registration Rights Agreement between the Company and each of the stockholders of LST(incorporated by reference to Exhibit 4.2 to the Company's Current
                           Report on Form 8-K filed on April 18, 2001.

                  10.1     Form of Officer/Director Non-Qualified Option
                           Agreement dated as of July 2, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual
                           Report on Form 10-KSB for the year ended June 30, 1999 filed on September 28, 1999).

                  10.2     Schedule of Option Agreements granted in February,
                           April and July, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
                           10-KSB for the year ended June 30, 1999 filed on September 28, 1999).

                  10.3     Form of Officer/Director Non-Qualified Option
                           Agreement dated December 2, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly
                           Report on Form 10-QSB for the quarter ended December
                           31, 1999 filed on February 14, 2000).

                  10.4     Schedule of Option Agreements granted December 2,
                           1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 filed on February 14,
                           2000).

                  10.5     Employment Agreement between the Company and Todd
                           Bottorff (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit
                           10.3 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September
                           28, 2000).

                  10.6 Agreement between the Company and Arthur G. Weiss dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to
                           Exhibit 10.14 to the Company's

                           Annual Report on Form 10-KSB for the year ended June
                           30, 2000 filed on September 28, 2000).

                  10.7 Agreement between the Company and C. Beverly Lance dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to
                           Exhibit 10.15 to the Company's Annual Report on Form
                           10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

                  10.8     Consulting Agreement between the Company and Todd
                           Bottorff dated as of January 17, 2001 (incorporated by reference to Exhibit 10.1 to the Company's
                           Quarterly Report on Form 10-QSB for the quarter ended
                           December 31, 2000 filed on February 14, 2001).

                  10.9     Employment Agreement between the Company and Michael
                           D. Pruitt dated as of November 8, 2000 (represents a compensatory plan arrangement) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
                           Report on Form 10-QSB for the quarter ended December
                           31, 2000 filed on February 14, 2001).

                  10.10    Employment Agreement between the Company and Ms.
                           Melinda Morris Zanoni dated as of November 8, 2000
                           (represents a compensatory plan or arrangement)
                           (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14,
                           2001).

                  10.11    General Release and Settlement Agreement between the
                           Company and Four Corners Capital, LLC and DC
                           Investment Partners Exchange Fund, L.P. dated as of
                           January 23, 2001 (incorporated by reference to
                           Exhibit 10.4 to the Company's Quarterly Report on
                           Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

                  10.12    General Release and Settlement Agreement between the
                           Company and Acqua Wellington Value Fund, Ltd. dated as of January 23, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on
                           Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

                  10.13    Employment Agreement between the Company and Glenn I.
                           Barrett, Jr. dated as of March 16, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Current
                           Report on Form 8-K filed on April 18, 2001).

                  16.1 Change in Accountants - Letter from Jones and Kolb dated February 17, 2000 (incorporated herein by reference to Exhibit 16.1 to the Company's Current
                           Report on Form 8-K filed on February 17, 2000).

                  21.1     Subsidiaries of the Company

                  23.1     Consent of Independent Auditors

                  99.1     Non-Interest Bearing Promissory Note executed by
                           Brikor, Inc. in favor of the Company dated as of August 31, 2001 (incorporated by reference to Exhibit
                           99.1 to the Company's Current Report on Form 8-K filed on September 17, 2001).

(b) Reports on Form 8-K and 8-K/A

(i) The Company filed the following reports on Form 8-K and 8-K/A with the Securities and Exchange Commission ("SEC") during the quarter ended June 30, 2001:

         a) Current Report on Form 8-K filed April 18, 2001 reporting under Item 2 of such Report the acquisition of LST. (the "LST 8-K");

         b) Current Report on Form 8-K filed April 26, 2001 reporting under Item 5 of such Report the Company's execution of a non-binding letter of intent to acquire Logisoft;

         c)       Current Report on Form 8-K/A filed on May 15, 2001 amending
                  Item 7 of the LST 8-K to set forth the (i) audited financial statements of LST as of December 31, 2000, and (ii) unaudited pro forma condensed consolidated financial statements as of December 31, 2000 (the "Amended LST 8-K);

         d)       Current Report on Form 8-K filed June 12, 2000 reporting under
                  Item 5 of such Report the Company's execution of an Agreement and Plan of Merger to acquire Logisoft;

         e) Current Report on Form 8-K/A filed June 18, 2001 amending Item 7 of the Current Report on Form 8-K filed with the SEC on September 22, 2000 and November 12, 2000, respectively, reporting under Item 2 of such Report the Company's acquisition of DMM, to set forth the (i) audited financial statement of DMM as of June 30, 2000, and (ii) unaudited pro forma condensed consolidated financial statements as of June 30, 2000;

         f)       Current Report on Form 8-K/A filed on June 18, 2001 amending
                  Item 7 of the Current Report on Form 8-K filed with the SEC on February 12, 2001 and March 28, 2001, respectively, reporting under Item 2 of such Report the Company's acquisition of Avenel, to set forth (i) the audited financial statements of Avenel as of December 31, 2000; and

         g)       Current Report on Form 8-K filed June 29, 2001 reporting under
                  Item 2 of such Report the acquisition of Logisoft (the "Logisoft 8-K").

(ii) The Company filed a Current Report on Form 8-K/A with the SEC on July 13, 2001 amending Item 7 of the LST 8-K and the Amended LST 8-K to set for the (i) audited financial statements of LST as of December 31, 2000, (ii) the unaudited condensed financial statements as of March 31, 2001, and (iii) unaudited pro forma condensed consolidated financial information as of March 31, 2001.

(iii) The Company filed a Current Report on Form 8-K/A with the SEC on August 10, 2001 amending Item 7 of the Logisoft 8-K to set forth the (i) audited financial statements of Team Sports Entertainment, Inc. formerly known as Logisoft Corp. ("TSE"), for the years ended December 31, 2000 and 1999, (ii) unaudited financial statements of TSE and subsidiary for the three months ended March 31, 2001 and 2000, and
         (iii) unaudited pro forma condensed consolidated financial statements as of March 31, 2001.

(iv) The Company filed a Current Report on Form 8-K with the SEC on August 14, 2001 reporting under Item 5 of such Report the Company's acquisition of certain assets, liabilities and the business of a home technology company.

(v) The Company filed a Current Report on Form 8-K with the SEC on September 17, 2001 reporting under Item 2 of such Report the sale of its commercial real estate business.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     eResource Capital Group, Inc.



Date: October 4, 2001            By: /s/ Michael D. Pruitt
                                    --------------------------------------------
                                    Michael D. Pruitt
                                    President, Chief Executive Officer and
                                    Chairman of the Board (principal executive
                                    officer)

    In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: October 4, 2001            By: /s/ Michael D. Pruitt
                                    --------------------------------------------
                                    Michael D. Pruitt
                                    President, Chief Executive Officer and
                                    Chairman of the Board (principal executive
                                    officer)


Date: October 4, 2001            By: /s/ Melinda Morris Zanoni
                                    --------------------------------------------
                                    Melinda Morris Zanoni
                                    Executive Vice President, Secretary and
                                    Director


Date: October 4, 2001            By: /s/ William L. Wortman
                                    --------------------------------------------
                                    William L. Wortman
                                    Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)


Date: October 4, 2001            By: /s/ Sylvia A. de Leon
                                    --------------------------------------------
                                    Sylvia A. de Leon
                                    Director


Date: October 4, 2001            By: /s/ Dr. James A. Verbrugge
                                    --------------------------------------------
                                    Dr. James A. Verbrugge
                                    Director

Date: October 4, 2001            By: /s/ Eric A. Black
                                    --------------------------------------------
                                    Eric A. Black
                                    Director

Date: October 4, 2001            By: /s/ Paul B. Johnson
                                    --------------------------------------------
                                    Paul B. Johnson
                                    Director