Form 10QSB
period 2001-09-30
ERESOURCE CAPITAL GROUP INC
filed 2001-11-14
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2001

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


                            1225 NORTHMEADOW PARKWAY
                                    SUITE 116
                                ROSWELL, GA 30076
                                  (770)754-9449

                  (Address of registrant's principal executive offices including zip code and telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of November 14, 2001: 76,805,616

Transitional Small Business Disclosure Format:      Yes [ ] No [X]

                          ERESOURCE CAPITAL GROUP, INC.

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION                                                                                             Page No
                                                                                                                         -------

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at September 30, 2001 and June 30, 2001................................    3

           Condensed  Consolidated  Statements of Operations for the three months ended September 30, 2001 and 2000.....    4

           Condensed  Consolidated  Statements of Cash Flows for the three months ended September 30, 2001 and 2000.....    5

           Notes to Condensed Consolidated Financial Statements.........................................................    6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations........................   17

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings............................................................................................   20

ITEM 2.    Changes in Securities........................................................................................   21

ITEM 3.    Defaults Upon Senior Securities..............................................................................   21

ITEM 4.    Submission of Matters to a Vote of Security Holders..........................................................   21

ITEM 5.    Other Information............................................................................................   21

ITEM 6.    Exhibits and Reports on Form 8-K.............................................................................   21

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                         September 30,       June 30,
                                                                                             2001              2001
                                                                                         -------------      ----------
                                                                                          (Unaudited)
                                                          ASSETS

Cash and cash equivalents .........................................................        $    1,090        $    1,286
Accounts receivable, net ..........................................................             2,439             2,018
Inventory .........................................................................               142               126
Investments .......................................................................             1,097             1,592
Prepaid expenses ..................................................................             2,044             1,858
                                                                                           ----------        ----------

      Total current assets ........................................................             6,812             6,880
Deferred costs and other assets ...................................................               297               319
Property and equipment, net .......................................................             1,622             1,645
Goodwill ..........................................................................            18,970            17,898
                                                                                           ----------        ----------

         Total assets .............................................................        $   27,701        $   26,742
                                                                                           ==========        ==========

                                               LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion ...................................................        $    2,267        $      489
Notes and amounts due to affiliates ...............................................               336               336
Accounts payable and accrued expenses .............................................             5,012             4,730
Deposits and other liabilities ....................................................               440               658
Unearned income ...................................................................               494             1,161
                                                                                           ----------        ----------

       Total current liabilities ..................................................             8,549             7,374
Notes payable .....................................................................               385               179
Net liabilities of discontinued operations ........................................                --               201
Shareholders' equity:
   Common stock, $.04 par value, 200,000,000 shares authorized,
    76,809,284 and 75,833,728 issued, respectively ................................             3,073             3,033
   Additional paid-in capital .....................................................           110,253           109,357
    Accumulated deficit ...........................................................           (94,203)          (93,479)
   Unrealized (loss) gain on marketable securities ................................              (348)               88
   Treasury stock - at cost (24,502 and 35,930 shares, respectively) ..............                (8)              (11)
                                                                                           ----------        ----------

       Total shareholders' equity .................................................            18,767            18,988
                                                                                           ----------        ----------

         Total liabilities and shareholders' equity ...............................        $   27,701        $   26,742
                                                                                           ==========        ==========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                 Three Months September 30,
                                                                              -------------------------------
                                                                                 2001                 2000
                                                                              -----------         -----------

Sales ................................................................        $     9,606         $        12
Cost of sales ........................................................              8,483                  --
                                                                              -----------         -----------

      Gross profit ...................................................              1,123                  12
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants ................                 --               3,328
Selling, general and administrative expenses - other .................              2,228                 802
Provision for bad debts ..............................................                 59                  --
Depreciation and amortization ........................................                 87                 217
Interest expense (income), net .......................................                  9                  (3)
Loss on investments ..................................................                211                  --
Gain on sale of assets ...............................................               (171)                 --
                                                                              -----------         -----------

      Loss before discontinued operations ............................             (1,300)             (4,332)
Loss of discontinued operations ......................................                 --                (205)
Gain on disposal of discontinued operations ..........................                576                  --
                                                                              -----------         -----------

      Net loss........................................................        $      (724)        $    (4,537)
                                                                              ===========         ===========

Basic and diluted net loss per share:
   Loss from continuing operations....................................        $      (.02)        $      (.11)
   Loss from discontinued operations..................................                .01                (.01)
                                                                              -----------         -----------

      Net loss........................................................        $      (.01)        $      (.12)
                                                                              ===========         ===========

Weighted average shares outstanding.................................           76,678,043          38,510,176
                                                                              -----------         -----------



The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                      Three Months Ended September 30,
                                                                                      -------------------------------
                                                                                          2001              2000
                                                                                        ---------         ---------
Cash flows from operating activities:
   Net loss before discontinued operations .....................................        $  (1,300)        $  (4,332)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization ............................................               87               217
      Bad debt expense .........................................................               59                --
      Common stock issued for services .........................................                7                --
      Stock purchase warrants received for services ............................              (25)               --
      Unrealized loss on stock purchase warrants ...............................              211                --
      Gain on sale of assets ...................................................             (171)               --
      Compensation expense related to stock options and warrants ...............               --             3,328
      Changes in operating assets and liabilities:
        Accounts and notes receivables .........................................             (349)               40
        Inventory ..............................................................             (100)               --
        Prepaid expenses .......................................................             (200)               41
Deferred costs and other assets ................................................                7              (200)
        Accounts payable and accrued expenses ..................................              755              (137)
        Unearned income ........................................................             (667)               --
                                                                                        ---------         ---------

         Cash used in operating activities before discontinued operations ......           (1,686)           (1,043)
   Discontinued operations, net ................................................              150              (102)
                                                                                        ---------         ---------

         Net cash used in operating activities .................................           (1,536)           (1,145)
                                                                                        ---------         ---------

Cash flows from investing activities:
   Purchase of property and equipment ..........................................             (124)              (19)
   Sale of investments .........................................................               23                --
   Sale of assets ..............................................................              (53)               --
   Cash (paid) acquired in connection  with business acquisitions, net .........             (290)              416
                                                                                        ---------         ---------

         Net cash (used in) provided by investing activities ...................             (444)              397
                                                                                        ---------         ---------
Cash flows from financing activities:
   Notes payable proceeds ......................................................            1,740                --
   Principal debt payments .....................................................               (6)               --
   Capital contribution by shareholder .........................................               50                --
   Sales of common stock .......................................................               --             2,659
                                                                                        ---------         ---------

         Net cash provided by financing activities .............................            1,784             2,659
                                                                                        ---------         ---------

Net (decrease) increase in cash and cash equivalents ...........................             (196)            1,911
Cash and cash equivalents at beginning of period ...............................            1,286               420
                                                                                        ---------         ---------

Cash and cash equivalents at end of period .....................................        $   1,090             2,331
                                                                                        =========         =========


              The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         These financial statements include the operations of eResource Capital Group, Inc., a Delaware Corporation ("RCG"), and its subsidiaries (collectively
- "the Company"). In October 2000, RCG changed its name from flightserv.com to reflect the new business direction of the Company. Prior to June 30, 2000, the Company was engaged in the development of its private aviation business and limited commercial real estate activities. In fiscal 2001, the Company acquired several companies and businesses. The Company currently operates aviation travel services, telecommunications call center, technology business consulting, home technology services, and Internet/technology solutions businesses in the United States.

         All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain prior period amounts have been reclassified to conform to the current period presentation and to reflect the commercial real estate business segment as a discontinued operation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of September 30, 2001 and of the results of operations for the periods presented have been included. The financial data at June 30, 2001 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

         The Company experienced net losses in recent fiscal years and a net loss of $724,000 during the three months ended September 30, 2001. The Company used cash of $1.5 million in operations during the three months ended September 30, 2001 and has cash equivalents of $1.1 million at September 30, 2001. As a result of these factors, the Company will continue to monitor costs in relation to revenues, and if necessary, undertake cost reduction measures. In addition, the Company is actively pursuing debt and equity investment alternatives to provide additional cash to support operations.

         The Company believes the existing balances of cash and cash equivalents and cash flow from operations, coupled with the $4 million term loan commitment obtained by the Company in November 2001 and the assurance of financial support from one of the company's shareholders, will be sufficient to meet working capital and capital expenditure requirements for the next twelve months.

CASH AND CASH EQUIVALENTS

         The Company classifies as cash equivalents any investments, which can be readily converted to cash and have an original maturity of less than three months. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments, and notes payable. The Company places its temporary cash with high credit quality principal institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

         The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         -        Cash and cash equivalents: The carrying amount reported in the balance sheet for cash approximates its fair value.
         -        Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.
         - Marketable Securities: The fair values for available-for-sale equity securities are based on quoted market prices.
         - Notes Payable: The carrying amount of the Company's note payable approximates its fair value.

INVESTMENTS

         Investments, including certificates of deposit with maturities of greater than three months, not readily marketable equity securities, and other marketable securities, are classified as available for sale. Investment securities that are not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 as amended (the "Securities Act"), or
(c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or the Company. Certificates of deposit are recorded at cost plus accrued interest. Marketable equity securities are recorded at estimated values based on quoted market values for marketable securities of the investee discounted for trading restrictions. If there is no quoted market value, the recorded values are based on the most recent transactions in the securities discounted for lack of marketability. Investment securities transactions are recorded on a trade date basis. The difference between cost and fair value is recorded as unrealized gain or loss on available for sale securities as a component of comprehensive income.

         Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with FAS 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. Unrealized losses for the three months ended September 30, 2001 aggregated $211,000.

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

         The carrying value of property and equipment and predevelopment costs is reviewed for impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining useful lives of such assets. If such projections indicated that the expected future net cash flows (undiscounted and without interest) are less than the carrying amounts of the property and equipment and the predevelopment costs, the Company would record an impairment loss in the period it made such determination.

REVENUE RECOGNITION

Aviation Travel Services

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

Home Technology

         The Company's home technology business completes work in two phases - wiring, then hardware installation. The Company invoices its customers and records revenue as work is completed on each project. Also, the Company sells contracts to customers for alarm monitoring services. The Company recognizes revenue from alarm monitoring contracts when it sells contracts to third parties or monthly over the contract term when contracts are retained by the Company.

         Sales of franchise licenses are recognized as revenue when the Company's obligations under the franchise agreement are "substantially complete." The Company generally defines "substantially complete" as the completion of training by the franchisee's General Manager and the approval by the Company of the franchise location.

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

IMPAIRMENT OF LONG-LIVED ASSETS

         Goodwill represents the excess of cost over net tangible assets acquired of purchased businesses and, through June 30, 2001, was being amortized using the straight-line method over five years.

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

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 25,883,398 and 25,545,120 shares of the Company's common stock, par value $0.04 per share (the "Common Stock"), were outstanding at September 30, 2001 and 2000, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in the three months ended September 30, 2001 and 2000 as the impact would have been antidilutive.

ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense aggregated approximately $120,000 and $6,000 for the three months ended September 30, 2001 and 2000, respectively.

COMPREHENSIVE INCOME

         Components of comprehensive income are net loss and all other non-owner changes in equity. The only component of other comprehensive income consists of unrealized holding losses on securities available for sale. Total comprehensive loss for the three month period ended September 30, 2001 and 2000 was $1,160,000 and $4,537,000, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board issued FAS No. 141 "Business Combinations" ("FAS 141") and FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

         The Company adopted FAS 142 effective July 1, 2001. In accordance with FAS 142, the Company no longer amortizes goodwill. The Company recorded $114,153 of goodwill amortization in the three months ended September 30, 2000 or the equivalent of $0.03 per share. If the Company had not adopted FAS 142, then the Company would have recorded approximately $1,010,000 of goodwill amortization in the three months ended September 30, 2001 based on the Company's existing goodwill at June 30, 2001 and the goodwill related to the business acquisition in July 2001. The Company currently does not expect FAS 142 to have any other effect on the Company's results of operations or financial position.

         In October 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operations.

NOTE 2. CONTINUING OPERATIONS

Recent Developments

         On July 10, 2001, the Company acquired certain net assets, liabilities and the business of a home technology company located in Atlanta, Georgia for an aggregated purchase price of $1,255,000, which was paid by delivery of a cash payment ($275,000), Common Stock (975,556 shares) and a four-year term promissory note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated approximately $1,135,860 which was allocated to goodwill.

Aviation Travel Services

         In fiscal 2000, the Company introduced its Private Seats charter flight program to provide Internet access to private jet flight and related travel services and operated the business from March 2000 through June 30, 2000. Due to limited capital availability, the Company did not actively pursue development of the Private Seats program and, as a result, did not realize any revenue from this business after June 30, 2000. In fiscal 2001, the Company determined that it would not pursue further development or marketing of the Private Seats program.

         In August 2000, the Company completed the acquisition of Internet Aviation Services, Ltd. ("IASL"). IASL was a new leisure and business travel services company, which offered charter services. The Company now operates its charter aviation services as part of its aviation travel services business through the Company's subsidiary, flightserv.com, Inc., a Delaware corporation ("FSW"). FSW has an agreement with a tour operator to provide air charter services between Charlotte, North Carolina and Cancun, Mexico for a 12-month period ending December 21, 2001. FSW has an agreement with Southeast Airlines to operate the aircraft. In addition, FSW signed a contract with Casino Express Airline to charter jet aircraft to provide airlift for casinos in Tunica, Mississippi and additional Cancun service for a major tour operator.

         In October 2000, FSW entered into a contract with Southeast Airlines to charter two additional jet aircraft to provide jet shuttle service between Norfolk, Virginia and New York City, New York and between Norfolk and Orlando, Florida. Due to low consumer demand for this service FSW suspended its jet shuttle operations in January 2001 and terminated its contract with Southeast for the two aircraft.

         In July 2001, FSW entered into an agreement with Vacation Express to create a passenger hub in Orlando-Sanford International Airport. Pursuant to the terms of the agreement, six commercial jet aircrafts will originate in six eastern and Midwestern cities and serve five Caribbean destinations and Orlando.

Technology Business Consulting

         In February 2001, the Company acquired 100% of Avenel Ventures, Inc. ("Avenel"), which provides investment and advisory services to technology companies, and through its wholly-owned subsidiary, Avenel Alliance, provides e-commerce and business development services to clients implementing innovative strategies in e-commerce internet marketing.

Telecommunications Call Center

         In September 2000, the Company completed the acquisition of DM Marketing, Inc. ("DMM"), which operates a telecommunications call center providing telemarketing, help desk and other services for Internet related and other companies.

Home Technology

         In April 2001, the Company acquired LST, Inc. d/b/a Lifestyle Technologies ("LST"), which is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, personal computer networking, home audio, home theater, central vacuum and accent lighting. LST has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security).

         In September 2001, LST commenced its national franchising program. In connection with the franchising program, LST has completed the sale of franchise licenses in 10 markets, including all of the LST-operated markets except Charlotte, North Carolina. Also, the Company has received a non-binding letter of intent from a prospective franchisee for the sale of a franchise license for one additional market. LST expects to close the sale of the remaining market on or before December 31, 2001. Also, in July 2001, LST acquired a home technology business located in Atlanta, Georgia. LST plans to own and operate the Charlotte and Atlanta markets.

Internet/Technology Solutions

         In June 2001, the Company acquired Logisoft Computer Products Corp. ("Logisoft"), which works with clients on projects ranging from e-commerce strategies and implementation, to software and hardware needs, to LAN configurations and system integration consulting. Logisoft, which was founded in 1989, conducts its business through two units:

         - Technology Solutions, which provides data networking and communications infrastructure consulting and implementation and is a leading distributor of third party software to corporate and educational customers; and

         - Internet Solutions, which through Logisoft Interactive, Logisoft's strategic Internet services business ("LGI"), is a full spectrum Internet services provider with a focus on enabling globalization of e-business. LGI creates global and localized Internet solutions for Global 2000 and top tier private companies that require a sophisticated cost-effective Internet presence. LGI employs a comprehensive approach to Internet services engagements including up-front planning with its strategic consulting services, custom front-end-architecture and web site development as well as comprehensive back end support upon web site completion. LGI's e-commerce and globalization services address business strategy, currency exchange, cultural assessment, logistical support, tax, legal and fraud issues, language requirements and micro-marketing. In addition, LGI partners with traditional and pure web-base businesses to take those businesses to the Internet through partner sites. LGI participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

         The Company's consolidated results of operations include the results of operation of each of the acquired companies discussed above for the period from each respective purchase date through September 30, 2001 and 2000.

Pro Forma Results of Operations

         Following is selected pro forma consolidated financial information reflecting the Company's acquisitions of IASL, DMM, Avenel, LST and Logisoft as if such acquisitions had occurred as of the beginning of the three month period ended September 30, 2000 (in thousands, except share amounts):


         Revenue.............................................     $     2,036
         Net loss from continuing operations.................     $    (7,284)
         Net loss............................................     $    (7,489)
         Net loss per share..................................     $      (.11)
         Weighted average shares.............................      66,187,568


Note 3. DISCONTINUED OPERATIONS

Commercial Real Estate

         In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, Georgia area. In August 2001, the Company completed the sale of all of the outstanding shares of the capital stock of the Company's subsidiary which owned the commercial real estate business in exchange for cash ($312,500) and a 60-day note receivable ($62,500), which was collected in October 2001. The Company realized a gain of approximately $576,000 on the sale in the quarter ended September 30, 2001. The Company's financial statements for the quarter ended September 30, 2000 have been reclassified to reflect the commercial real estate business as a discontinued operation.

Residential Real Estate

         In fiscal 1999, the Company discontinued its residential real estate development operations. Residential real estate operations include developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The Company completed the disposal of its residential real estate business in fiscal 2001.

NOTE 4.  INVESTMENTS

         Investments consist of the following (in thousands):


                                       September 30, 2001                         June 30, 2001
                               ---------------------------------       --------------------------------
                                             Gross                                   Gross
                                           Unrealized     Fair                    Unrealized      Fair
                                Cost         Losses       Value         Cost         Gains       Value
                               -------       ------       ------       -------       -----      -------

Equity securities              $ 1,169       $ (348)      $  821       $ 1,020       $  88      $ 1,108

Certificates of deposit             76           --           76            99          --           99
                               -------       ------       ------       -------       -----      -------

                               $ 1,245       $ (348)         897       $ 1,119       $  88        1,207
                               =======       ======                    =======       =====
Stock purchase warrants                                      200                                    385
                                                          ------                                -------

                                                          $1,097                                 $1,592
                                                          ------                                -------


Of the Company's certificates of deposit at September 30, and June 30, 2001, $57,604 and $81,041, respectively, was pledged as collateral security for the Company's letters of credit for office space leases.

NOTE 5.  NOTES PAYABLE

         Notes payable consists of the following (in thousands):


                                                                                            September 30,    June 30,
                                                                                               2001            2001
                                                                                            ------------     --------
Notes payable - due on demand with an interest rate of 12% and unsecured                      $   560         $  425
Notes payable - due on demand with interest inputed at 8% and unsecured                           313             57
Mortgage payable to a bank in monthly  installments of $1,751, including interest at
   7.96% through October 2015 and collateralized by a building                                    185            186
Note payable - due in monthly installments of $3,000 and a balloon payment in July
   2005 with  monthly interest at 8.00% and collateralized by home technology
   accounts receivable                                                                            244             --
Note payable - due in July 2002 with interest at 10% and collateralized by certain
   home technology assets                                                                         300             --
Note payable - due in July 2002 with interest at 12% and unsecured                                200             --
Note payable - due in July 2002 with interest at 10% and unsecured                                200             --

Note payable - due in September 2002 with interest at 12% and collateralized  by
   certain home technology accounts receivable and inventory(1)                                   650             --
                                                                                              -------         ------

                                                                                                2,652            668
     Less current maturities
                                                                                               (2,267)          (489)
                                                                                              -------         ------

     Long-term portion                                                                        $   385         $  179
                                                                                              =======         ======


         (1) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $0.65 of outstanding principal and interest.

         In November 2001, the Company received a commitment for a $4 million term loan. The loan would be repayable in 10 annual installments of approximately $689,000 including interest at 12% and it is secured by all of the Company's assets. The Company expects to close the loan on or before November 27, 2001.

NOTE 6.  INCOME TAXES

         As of September 30, 2001, the Company had approximately $38,800,000 of net operating loss carry forwards ("NOLs") for federal income tax purposes, which expire between 2019 through 2021. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to the substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOLs could be limited.

         In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company's 1996 and 1997 and one of its subsidiary's 1994 and 1995 tax returns. The Company plans to appeal the IRS assessment when received in fiscal 2002. At September 30, 2001, and June 30, 2001, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 7. ISSUANCE OF COMMON STOCK

         In July 2001, the Company issued 975,556 shares of restricted Common Stock in connection with the acquisition of a home technology business.

         In September 2001, the Company issued 11,428 shares of restricted Common Stock from treasury stock in connection with the payment of certain legal fees.

         The Company's purchase agreements for LST and Logisoft provide for 2,000,000 and 500,000 of additional shares of Common Stock, respectively, to be issued to certain parties contingent upon operating performance criteria for each company acquired. In October 2001, the Company issued 20,834 shares of Common Stock representing additional shares earned in accordance with the Logisoft purchase agreement. No additional shares have been earned in accordance with the LST purchase agreements.

NOTE 8. STOCK OPTIONS AND WARRANTS

         The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and options and warrants issued to non-employees under FASB No. 123, "Accounting For Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with FASB No. 123.

         In fiscal 2001, the Company adopted a stock compensation plan (the "Option Plan"). The Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company's Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board of Directors. The Option Plan allows participants to purchase Common Stock of the Company at prices set by the Board of Directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unexercised options expire 10 years after the date of grant unless otherwise specified by the Board of Directors. There are 20,000,000 shares authorized for the granting of incentive stock options under the Option Plan. In the three months ended September 30, 2001, the Company issued qualified options under the Option Plan to purchase 450,000 shares of Common Stock at $0.85.

The following table summarizes the Company's outstanding options:

                   September 30, 2001                                                     June 30, 2001

                                             Vesting                                                               Vesting
                Exercise       Term           Period                                   Exercise       Term          Period
    Shares         Price      (Years)        (Months)                     Shares         Price       (Years)       (Months)
  ----------    --------      -------        --------                   ----------     --------      -------       --------
   2,940,000      $ 0.25          10               12                    2,940,000      $ 0.25          10               12
   3,100,000        0.70          10         12 to 48                    3,100,000        0.70          10         12 to 48
   1,000,000        0.75          10               --                    1,000,000        0.75          10               --
     480,000        0.84          10         36 to 42                      480,000        0.84          10         36 to 42
   1,477,650        0.85          10         12 to 38                    1,027,650        0.85          10         12 to 38
     320,628        0.90          10               18                      320,628        0.90          10               18
     270,000        0.95          10         12 to 46                      270,000        0.95          10         12 to 46
     500,000        1.44          10               --                      500,000        1.44          10               --
     125,000        3.00          10               --                      125,000        3.00          10               --
  ----------                                                             ---------

  10,213,278                                                             9,763,278
  ==========                                                             =========



Of the outstanding options at September 30, 2001, 5,414,091 are exercisable.

         The Company has issued warrants to purchase shares of its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. In addition, the Company has issued warrants in connection with Common Stock private placement transactions. Certain of the warrants issued contained registration rights provisions. In the three month period ended September 30, 2000, the Company recognized compensation expense of $3,328,000 in connection with the issuance of warrants, including $100,000 related to the repricing of warrants to purchase 500,000 shares of Common Stock that were exercised in August 2000.

The following table summarizes the Company's outstanding warrants at September 30 and June 30, 2001:


                                   Exercise     Term
                      Shares         Price    (Months)
                     ---------     --------   -------
                     5,556,377      $0.04          54
                       400,000       0.50         120
                     4,753,743       0.75         120
                       100,000       0.81          48
                        10,000       1.00          --
                        50,000       1.10          36
                       600,000       1.75          --
                       575,000       3.00           *
                     3,625,000       4.00        120*
                     ---------

                    15,670,120
                    ==========


* All of the $3.00 warrants and 575,000 of the $4.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

         At September 30, 2001, all of the above warrants are exercisable, except for 1,666,913 with an exercise price of $0.04 of which 1,111,275 vest on December 31, 2001 and 555,638 vest on December 31, 2002 and 100,000 with an exercise price of $0.81 that vest over 36 months.

         The Company accounts for options issued to employees under APB No. 25 and options and warrants issued to nonemployees under FASB No. 123. The total compensation cost recognized during the three month periods ended September 30, 2001 and 2000 for these awards was $-0- and $3,328,000, respectively.

NOTE 9:  GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

Following is a summary of the Company's general and administrative expenses (in thousands):

                                                 Three Months Ended September 30,
                                                      2001         2000
                                                     ------        -----
Compensation expense                                 $1,220        $317
Legal and professional fees                             173         171
Public and investor relations                            57          31
Marketing and advertising                               120           6
Rent expense                                            174          44
Insurance                                                99          44
Website and telecommunications                          100          73
Office and printing expense                             104          66
Travel and entertainment                                 68          21
Other                                                   113          29
                                                     ------        ----

                                                     $2,228       $ 802
                                                     ======       =====


NOTE 10. RELATED PARTY TRANSACTIONS

         In fiscal 2001, Michael D. Pruitt, the President, Chief Executive Officer and a director of the Company, and a company owned by Mr. Pruitt made loans to the Company. At September 30 and June 30, 2001, notes and advances due to affiliates of the Company consist of the following (in thousands):

                Note payable to Mr. Pruitt                                 $ 100
                Advance payable to Mr. Pruitt                                 20
                Notes payable to a company owned by Mr. Pruitt               216
                                                                           -----
                                                                           $ 336
                                                                           =====


         The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

         Mr. Pruitt is also a minority investor in a company that in September 2001 purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina and in another company that intends to become a franchisee of the Company's home technology business in Baltimore, Maryland upon regulatory approval of the Company's franchising program.

         Paul B. Johnson, a director of the Company, is an investor in a company which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market.

NOTE 11.  BUSINESS SEGMENT INFORMATION

         Information related to business segments is as follows (in thousands):


September 30, 2001:

                                                     Aviation            Technology               Internet/
                                                      Travel    Call      Business      Home     Technology
                                                     Services  Center    Consulting  Technology  Solutions   Corporate  Total
                                                     --------  ------    ----------  ----------  ----------  --------- --------
Revenue                                              $ 6,042   $   20    $     61    $    744    $  2,739    $   --    $  9,606
Net income (loss) before discontinued operations          60      (45)       (187)       (309)       (331)     (488)     (1,300)

Identifiable assets                                    2,659      261       6,144      10,533       7,245       859      27,701
Capital expenditures                                      --       --          --          69          55        --         124
Depreciation and amortization                             11        5          --          16          55        --          87


September 30, 2000:


                                                     Aviation            Technology               Internet/
                                                      Travel    Call      Business      Home     Technology
                                                     Services  Center    Consulting  Technology  Solutions   Corporate  Total
                                                     --------  ------    ----------  ----------  ----------  --------- --------

Revenue                                              $    --   $   12    $     --    $     --    $     --    $   --    $     12
Net loss before discontinued operations                 (158)    (124)         --          --          --    (4,050)     (4,332)
Identifiable assets                                    2,159    6,112          --          --          --     6,541*     14,812
Capital expenditures                                      --       19          --          --          --        --          19
Depreciation and amortization                            118       99          --          --          --        --         217


*Includes $1,164,000 of identifiable assets of the Stratos Inns Concept, which were written off in fiscal 2001.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         In the quarter ended September 30, 2000, the Company acquired its leisure aviation travel services and telecommunications call center businesses. In the third and fourth quarters of fiscal 2001, the Company acquired its technology business consulting, home technology and Internet/technology solutions businesses. Also, in the quarter ended September 30, 2001, the Company acquired an additional home technology business.

         The following table summarizes results of operations by business segment (in thousands):


                                          Three Months Ended September 30, 2001         Three Months Ended September 30, 2000
                                        ---------------------------------------         --------------------------------------
                                                       Gross         Net Income                        Gross            Net
                                         Sales         Profit          (Loss)            Sales         Profit           Loss
                                        ------        --------       ----------          -----        --------        --------
Aviation Travel Services                $6,042        $    325        $    60            $  --        $     --        $   (158)
Telecommunications Call Center              20              20            (45)              12              12            (124)
Technology Business Consulting              61              61           (187)              --              --              --
Home Technology                            744             152           (309)              --              --              --
Internet/Technology Solutions            2,739             565           (331)              --              --              --
Corporate                                   --              --           (488)              --              --          (4,050)
                                        ------        --------        -------            -----        --------        --------
                                        $9,606        $  1,123        $(1,300)           $  12        $     12        $ (4,332)
                                        ======        ========        =======            =====        ========        ========

Results of Continuing Operations

         The Company's revenues in the three months ended September 30, 2001 were $9,606,000 compared to $12,000 in the same period a year ago. The increase in the current period is due to the newly acquired businesses.

         Gross profit in the three months ended September 30, 2001 was $1,123,000 compared to $12,000 in the same period a year ago. The increase in the current period is due to the newly acquired businesses.

         In the three months ended September 30, 2000, the Company recognized $3,328,000 of non-cash expense related to the issuance of stock options and warrants. The Company did not incur any such expense in the period ended September 30, 2001 because the Company did not grant any compensatory options and warrants in this period.

         Selling, general and administrative expenses-other in the three months ended September 30, 2001 was $2,228,000 compared to $802,000 in the comparable period a year ago. This increase is due to expenses of the newly acquired businesses partially offset by reduced corporate expenses.

         The Company's depreciation and amortization expense in the three month period ended September 30, 2001 was $87,000 compared to $217,000 in the same period a year ago. The decrease is due primarily to the discontinuance of goodwill amortization in accordance with recent accounting pronouncements offset partially by depreciation of the newly acquired businesses.

         Bad debt expense in the three months ended September 30, 2001 is $59,000 and is related to the newly acquired businesses.

         Also, in the three months ended September 30, 2001, the Company realized a non-cash loss on investments of $211,000 and a gain of $171,000 on the sale of certain home technology net assets to companies that intend to operate these businesses as franchises.

         The Company realized a gain of $576,000 on the sale of its discontinued commercial real estate business in the three months ended September 30, 2001.

Liquidity and Capital Resources

         The net loss in the three months ended September 30, 2001 of $724,000 and unrealized loss on marketable securities of $436,000 were partially offset by increases in stockholder's equity related to a business acquisition and a capital contribution resulting in a net decrease in stockholders' equity of $221,000.

         In the three months ended September 30, 2001, continuing operations used $1,686,000 of cash and discontinued operations provided $150,000 of cash. Note payable proceeds of $1,784,000 offset this decrease resulting in a net cash decrease of $196,000 for the three months ended September 30, 2001.

         The Company experienced operating losses in recent fiscal years and a net loss of $724,000 for the current quarter. The Company used cash of $1.7 million in continuing operations in the three months ended September 30, 2001, has a working capital deficit of $1.7 million at September 30, 2001, and has cash and cash equivalents of $1.1 million at September 30, 2001. As a result of these factors, the Company will continue to monitor costs in relation to revenues, and if necessary, undertake cost reduction measures. In addition, the Company is actively pursuing debt and equity investment alternatives to provide additional cash to support operations.

         The Company believes the existing balances of cash and cash equivalents and cash flow from operations, coupled with the $4 million term loan commitment obtained in November 2001 and the assurance of financial support from one of the Company's shareholders, will be sufficient to meet working capital and capital expenditure requirements. There can be no assurance, however, that the $4.0 million loan will close and that the Company will receive the proceeds thereof. Also, the assurance of financial support from one of the Company's shareholders is non-binding and there is no assurance that the Company will receive any such support or, that if the Company does receive such support, that such support will be adequate to meet the Company's needs or that it will be available on terms favorable to the Company.

         The Company's aviation travel service business was cash flow positive in the current quarter. The Company expects cash flow from this business to increase significantly in the second quarter of fiscal 2002 when it realizes the benefit of its new leisure charter contract, which is projected to generate $40,000,000 in annual revenues and $1,600,000 of annual cash flow.

         The Company's 35-seat telecommunication call center is currently underutilized. The success of the telecommunication call center is dependent upon securing service contracts with third parties. To date, DMM has been unable to secure sufficient contracts to utilize its call center in a consistent and profitable manner and currently none of the seats in the call center are being utilized. However, the Company continues to pursue service contracts in an attempt to generate revenue from its call center.

         During fiscal 2001, the Company's technology business consulting operations declined substantially due in part to the economic conditions in the technology market place and in part to the transition of certain employees of Avenel to the Company. After joining the Company, these employees focused on developing the Company's business plan as opposed to providing services for third parties. Currently, the Company has one employee providing technology consulting services and, while it intends to attempt to grow this business in the future, does not expect significant revenue increases from consulting services during fiscal year 2002.

         In the quarter ended September 30, 2001, the Company implemented its national franchising program for its home technology business and sold certain geographic markets to franchisees. The Company expects home technology revenues to increase and operating results to improve during the last three quarters of 2002 from franchise license sales and royalties, recent price increases, cost reductions and a restructuring of its sales force. Also, the home technology business continues to add products to the portfolio offered to builders and consumers and has expanded its sales activity in the commercial market in key cities.

         In fiscal 2002, the Company intends to continue the development of its Internet/technology solutions business. The Company added two (2) new markets in June 2001, has restructured its administrative staff and rationalized development projects to reduce costs. Currently, the Company expects the Internet/technology solutions business to significantly reduce its cash flow deficit from the previous 12 months of operations.

         Also, the Company's corporate expense in the current quarter decreased 88% from a year ago due to the issuance of fewer stock options and warrants, staff reductions and other costs saving measures. The Company expects to realize additional corporate savings during the last three quarters of fiscal 2002.

         In addition to the operational changes discussed above, the Company obtained a $4 million term loan commitment in November 2001 which the Company expects to fund on or before November 27, 2001. With this loan, the Company expects to have adequate cash balances to operate and grow its businesses while it continues to focus on improving its cash flow. The Company may need additional debt or equity financing depending upon its ability to grow its businesses and improve cash flow from operations. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

         The Company's business, results of operations, and financial condition are subject to many risks. In addition, statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions based upon currently available information. Such forward-looking statements include statements relating to estimates of future revenue and operating income, cash flow and liquidity. Words such as "expects", "intends", "believes", "may", "will" or similar expressions are intended to identify certain forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those discussed herein or in other documents filed by the Company with the SEC, including the Company's Annual Report on Form 10-KSB filed on October 4, 2001.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         The Company and its subsidiaries are involved from time to time in various claims and legal actions in the ordinary course of business. In the opinion of management, the Company and its subsidiaries are not party to any legal proceedings, the adverse outcome of which, would have any material adverse effect on the Company's business, its assets, or results of operations.

ITEM 2. CHANGES IN SECURITIES

         Since July 1, 2001, the Company has issued 1,028,651 shares of restricted Common Stock in connection with the following transactions:

         (i) In July 2001, the Company issued 975,556 shares of restricted Common Stock in connection with the acquisition of a home technology business located in Atlanta, Georgia.

         (ii) In September 2001, the Company issued 11,428 shares of restricted Common Stock from treasury stock in exchange for legal services rendered to the Company; and

         (iii) In October 2001, the Company issued 20,834 shares of restricted Common Stock to former shareholders of Logisoft in exchange for Logisoft reaching certain performance criteria set forth in the purchase agreement governing the Company's acquisitions of Logisoft.

         The securities issued in connection with the Company's acquisition of Logisoft and the home technology business referenced above were issued without registration under the Securities Act in reliance upon the exemption in Regulation D promulgated under Section 4(2) of the Securities Act. The Company based such reliance on factual representations made to the Company by the recipients of such securities as to such recipients' investment intent and sophistication, among other things.

         The securities issued in connection with the legal services rendered to the Company were issued without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Company based such reliance on representations made to the Company by the recipient of such securities as to such recipient's investment intent and sophistication, among other things.





ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  2.1 Stock Purchase Agreement between the Company and the majority of the stockholders of LST (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on Form 8-K filed on April 18, 2001).

                  2.2 Stock Purchase Agreement dated as of March 16, 2001 between the Company and Glenn Barrett, Jr. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 18, 2001).

                  2.3 Stock Purchase Agreement dated as of March 31, 2001 between the Company and Brandon

                           Holdings, Inc. (incorporated by reference to Exhibit
                           2.3 to the Company's Current Report on Form 8-K filed on April 18, 2001).

                  2.4 Agreement and Plan of Merger dated as of June 5, 2001 between the Company, Logisoft Acquisition Corporation and the individuals listed on Exhibit A thereto (the "Logisoft Merger Agreement") (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on June 13, 2001).

                  2.5 Joinder to the Logisoft Merger Agreement executed by Logisoft (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 13, 2001).

                  2.6 Asset Purchase Agreement dated as of June 20, 2001, by and among Greater Atlanta Alarm Services, Inc., the Company, a wholly-owned subsidiary of the Company, Glenda Watson and David Watson (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 14, 2001).

                  2.7 Stock Purchase Agreement dated as of May 15, 2001 between the Company and Brikor, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 17, 2001).

         (b)      Financial Reports on Form 8-K

                  The Company has filed the following reports on Form 8-K and 8-K/A with the SEC since July 1, 2001:

                  (i) The Company filed a Current Report on Form 8-K/A with the SEC on July 13, 2001 amending Item 7 of the Company's Current Reports on Form 8-K and Form 8-K/A filed on April 18, 2001 and May 15, 2001, respectively, to set for the (i) audited financial statements of LST as of December 31, 2000, (ii) the unaudited condensed financial statements as of March 31, 2001, and (iii) unaudited pro forma condensed consolidated financial information as of March 31, 2001;

                  (ii) The Company filed a Current Report on Form 8-K/A with the SEC on August 10, 2001 amending Item 7 of the Company's Current Report on Form 8-K filed June 29, 2001 to set forth the (i) audited financial statements of Team Sports Entertainment, Inc. formerly known as Logisoft Corp. ("TSE"), for the years ended December 31, 2000 and 1999, (ii) unaudited financial statements of TSE and subsidiary for the three months ended March 31, 2001 and 2000, and (iii) unaudited pro forma condensed consolidated financial statements as of March 31, 2001;

                  (iii) The Company filed a Current Report on Form 8-K with the SEC on August 14, 2001 reporting under Item 5 of such Report the Company's acquisition of certain assets, liabilities and the business of a home technology company located in Atlanta, Georgia;

                  (iv) The Company filed a Current Report on Form 8-K with the SEC on September 17, 2001 reporting under Item 2 of such report the sale of its commercial real estate business (the "Commercial Real Estate 8-K"); and

                  (v) The Company filed a Current Report on Form 8-K/A with the SEC on October 19, 2001 amending Item 7 of the Commercial Real Estate 8-K to set forth the pro forma financial information of the Company as of June 30, 2001.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        eResource Capital Group, Inc.

Date: November 14, 2001                 By: /s/ WILLIAM L. WORTMAN
                                            -----------------------------------
                                            William L. Wortman
                                            Vice President, Treasurer and
                                            Chief Financial Officer

                                  Exhibit Index


                  2.1 Stock Purchase Agreement between the Company and the majority of the stockholders of LST (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on Form 8-K filed on April 18, 2001).

                  2.2 Stock Purchase Agreement dated as of March 16, 2001 between the Company and Glenn Barrett, Jr. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 18, 2001).

                  2.3 Stock Purchase Agreement dated as of March 31, 2001 between the Company and Brandon Holdings, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 18, 2001).

                  2.4 Agreement and Plan of Merger dated as of June 5, 2001 between the Company, Logisoft Acquisition Corporation and the individuals listed on Exhibit A thereto (the "Logisoft Merger Agreement") (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on June 13, 2001).

                  2.5 Joinder to the Logisoft Merger Agreement executed by Logisoft (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on June 13, 2001).

                  2.6 Asset Purchase Agreement dated as of June 20, 2001, by and among Greater Atlanta Alarm Services, Inc., the Company, a wholly-owned subsidiary of the Company, Glenda Watson and David Watson (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 14, 2001).

                  2.7 Stock Purchase Agreement dated as of May 15, 2001 between the Company and Brikor, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 17, 2001).