Form 10QSB
period 2001-12-31
ERESOURCE CAPITAL GROUP INC
filed 2002-02-14
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

         For the Quarter Ended December 31, 2001

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

                             5935 Carnegie Boulevard
                                    Suite 101
                               Charlotte, NC 28209
                                 (704)-553-9330
                       (Address of registrant's principal
               executive offices including zip code and telephone
                          number, including area code)



                            1225 Northmeadow Parkway,
                               Roswell, Ga., 30076
       (Former address of registrant's principal office including zip code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of February 14, 2002: 83,301,215 Transitional Small Business Disclosure Format:
 Yes [ ] No[X]
                          eResource Capital Group, Inc.

                                Table of Contents



PART I FINANCIAL INFORMATION                                                                                    Page No

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at December 31, 2001 and June 30, 2001.. ................3

                  Condensed Consolidated Statements of Operations for the three and six months ended
                  December 31, 2001 and 2000.....................................................................4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                  December 31, 2001 and 2000.....................................................................5

                  Notes to Condensed Consolidated Financial Statements...........................................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................19

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................................................................22

ITEM 2.    Changes in Securities................................................................................22

ITEM 3.    Defaults Upon Senior Securities......................................................................22

ITEM 4.    Submission of Matters to a Vote of Security Holders..................................................23

ITEM 5.    Other Information....................................................................................23

ITEM 6.    Exhibits and Reports on Form 8-K.....................................................................23


                 eResource Capital Group, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets
                      (In thousands, except share amounts)


                                                                                          December 31,           June 30,
                                                                                              2001                 2001
                                                                                           ----------          -----------
                                                                                           (Unaudited)
                                            ASSETS

Cash and cash equivalents......................................................             $  1,446        $      1,286
Accounts receivable, net.......................................................                1,978               2,018
Inventory......................................................................                  155                 126
Investments....................................................................                1,242               1,592
Prepaid expenses...............................................................                2,524               1,858
                                                                                              ------         -----------
      Total current assets.....................................................                7,345               6,880
Deferred costs and other assets................................................                  427                 319
Property and equipment, net....................................................                1,542               1,645
Goodwill .............................................................                        18,405              17,898
                                                                                              ------         -----------
         Total assets..........................................................             $ 27,719         $    26,742
                                                                                              ======         ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion................................................             $  2,392         $       489
Notes and amounts due to affiliates............................................                  336                 336
Accounts payable and accrued expenses..........................................                4,717               4,730
Deposits and other liabilities.................................................                   40                 658
Unearned income................................................................                1,020               1,161
                                                                                              ------         -----------
       Total current liabilities...............................................                8,505               7,374
Notes payable..................................................................                  974                 179
Net liabilities of discontinued operations.....................................                   --                 201
Shareholders' equity:
   Common stock, $.04 par value, 200,000,000 shares authorized,
    80,125,717 and 75,833,728 issued, respectively.............................                3,205               3,033
   Additional paid-in capital..................................................              110,582             109,357
    Accumulated deficit........................................................              (95,498)            (93,479)
   Accumulated other comprehensive income......................................                  (41)                 88
   Treasury stock - at cost (24,502 and 35,930 shares, respectively)...........                   (8)                (11)
                                                                                              ------         -----------
       Total shareholders' equity..............................................               18,240              18,988
                                                                                              ------         -----------
         Total liabilities and shareholders' equity............................            $  27,719         $    26,742
                                                                                              ======         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                      (In thousands, except share amounts)



                                                            Three Months December 31,   Six Months December 31,
                                                            ------------------------    ----------------------
                                                                 2001        2000        2001        2000
                                                                 ----        ----        ----        ----
Revenues ..................................................   $  7,164    $  2,365    $ 16,770    $  2,377
Cost of sales .............................................      5,694       2,501      14,177       2,501
                                                                ------       -----      ------       -----
      Gross profit (deficit) ..............................      1,470        (136)      2,593       (124)
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants .....         12       3,375          12       6,703
Selling, general and administrative expenses - other ......      1,703       1,587       3,931       2,389
Provision for bad debts ...................................          7        --            66        --
Depreciation and amortization .............................         97         444         184         661
Interest expense (income), net ............................         84         (21)         93         (24)
Loss on investments, net ..................................        169        --           380         --
Gain on sale of assets ....................................       --          --          (171)        --
Write-off of web site development costs ...................       --           754        --           754
Write-off of predevelopment costs .........................       --         1,164        --         1,164
                                                                ------       -----       -----      ------
      Loss from continuing operations .....................       (602)     (7,439)     (1,902)    (11,771)
Loss of discontinued operations ...........................       --           (62)       --          (267)
Gain on disposal of discontinued operations................       --            --         576         --
                                                                ------       -----       -----       ------
      Loss before cumulative effect of change in accounting
        principle..........................................       (602)     (7,501)     (1,326)    (12,038)
Cumulative effect of change in accounting principle........        --         --          (693)        --
                                                                ------       -----       ------      ------
      Net loss.............................................     $ (602)   $ (7,501)   $ (2,019)    (12,038)
                                                                ======       =====       ======      ======
Basic and diluted net loss per share:
   Loss from continuing operations ...................   $       (.01)   $   (.15)     $  (.03)   $   (.26)
   Loss of discontinued operations ...................            --           --          --         (.01)

   Gain on disposal of discontinued operations .......            --           --          .01          --
   Cumulative effect of change in accounting principle            --           --         (.01)         --
                                                              -------      -------      -------     -------
      Net loss .......................................   $       (.01)   $    (.15)  $    (.03)   $   (.27)
                                                              =======      =======      =======     =======

Weighted average shares outstanding ..................     77,178,922   50,888,654  76,928,483   44,669.415
                                                           ==========   ==========  ==========   ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)

                                                                                            Six Months Ended December 31,
                                                                                            ----------------------------
                                                                                                  2001             2000
Cash flows from operating activities:                                                             ----             ----
   Loss from continuing operations..................................................        $   (1,902)       $  (11,771)
   Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization.................................................               184               661
      Bad debt expense..............................................................                66                --
      Common stock issued for services..............................................                36                --
      Stock purchase warrants received for services.................................               (73)               --
      Unrealized loss on stock purchase warrants....................................               357                --
      Gain on sale of assets........................................................              (171)               --
      Compensation expense related to stock options and warrants....................                12             6,703
      Deferred debt amortization....................................................                 3                --
      Write-off of Web site development costs.......................................                --               754
      Write-off of predevelopment costs.............................................                --             1,164
      Changes in operating assets and liabilities:
        Accounts and notes receivables..............................................                62              (383)
        Inventory...................................................................              (113)               --
        Prepaid expenses............................................................              (627)             (124)
        Deferred costs and other assets.............................................               (60)             (492)
        Accounts payable and accrued expenses.......................................               451               192
        Deposits and other liabilities .............................................              (400)               --
        Unearned income.............................................................              (142)              683
                                                                                                ------             ------
         Cash used in continuing operations ........................................            (2,317)           (2,613)
   Discontinued operations, net.....................................................               150              (151)
                                                                                                ------             ------
         Net cash used in operations................................................            (2,167)           (2,764)
                                                                                                ------             ------
Cash flows from investing activities:
   Purchase of property and equipment...............................................              (171)              (63)
   Sale of investments..............................................................                87                --
   Sale of assets...................................................................               (53)               --
   Cash (paid) acquired in connection with business acquisitions, net...............              (272)               416
                                                                                                 ------             ------
         Net cash (used in) provided by investing activities........................              (409)               353
                                                                                                 ------             ------
Cash flows from financing activities:
   Notes payable proceeds...........................................................             2,560                --
   Principal debt payments..........................................................              (124)               --
   Capital contribution by shareholder..............................................                50                --
   Sales of common stock............................................................               250              2,659
                                                                                                 ------             ------
         Net cash provided by financing activities..................................             2,736              2,659
                                                                                                 ------             ------
Net increase in cash and cash equivalents...........................................               160               248
Cash and cash equivalents at beginning of period....................................             1,286               420
                                                                                                 ------             ------
Cash and cash equivalents at end of period..........................................        $    1,446         $     668
                                                                                                 ======             ======


The accompanying notes are an integral part of these condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    These financial statements include the operations of eResource Capital Group, Inc., a Delaware Corporation ("RCG"), and its subsidiaries (collectively
- "the Company"). In October 2000, RCG changed its name from flightserv.com to reflect the new business direction of the Company. Prior to June 30, 2000, the Company was engaged in the development of its private aviation business and limited commercial real estate activities. In fiscal 2001, the Company acquired several companies and businesses. The Company currently operates aviation travel services, telecommunications call center, consulting, home technology services, and Internet/technology solutions businesses in the United States.

    All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain prior period amounts have been reclassified to conform to the current period presentation and to reflect the commercial real estate business segment as a discontinued operation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of December 31, 2001 and of the results of operations for the periods presented have been included. The financial data at June 30, 2001 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

     The Company experienced net losses in recent fiscal years and a net loss of $2,019,000 during the six months ended December 31, 2001. The Company used cash of $2,317,000 in continuing operations during the six months ended December 31, 2001 and has cash equivalents and investments totaling of $2,688,000 at December 31, 2001. While its operations continue to improve, the Company continues to monitor costs in relation to revenues, and if necessary, to undertake cost reduction measures. In addition, the Company has obtained debt and equity financing in the six months ended December 31, 2001 and is actively pursuing debt and equity financing alternatives to provide additional cash to support operations and growth.

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

     The Company used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

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

         During the three month period ended December 31, 2001, sales to Aviation Network Services and Vacation express, customers of the Company's Aviation Travel Services business, represented 20% and 39%, respectively, of the Company's consolidated revenue. For the six-month period then ended, sale to these customers represented 21% and 40%, respectively, of the Company's consolidated revenue.

INVENTORY

     Inventory is stated at cost using the first-in, first-out method. Inventory consists primarily of finished goods.

INVESTMENTS

     The Company's investments, including certificates of deposit with maturities of greater than three months, not readily marketable equity securities, and other marketable securities, are classified as available for sale. Investment securities that are not readily marketable include securities
(a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 as amended (the "Securities Act"), or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or the Company. Certificates of deposit are recorded at cost plus accrued interest. Marketable equity securities are recorded at estimated values based on quoted market values for marketable securities of the investee discounted for trading restrictions. If there is no quoted market value, the recorded values are based on the most recent transactions in the securities discounted for lack of marketability. Investment securities transactions are recorded on a trade date basis. The difference between cost and fair value for available for sale securities is recorded as unrealized gain or loss on available for sale securities as a component of comprehensive income.

     Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with FAS 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. Unrealized losses for the three months and six months ended December 31, 2001 aggregated $146,000 and $357,000 respectively.

PREPAID EXPENSES

     Prepaid expenses include insurance, deferred costs, certain taxes, and charter flight costs. Depending upon the volume and timing of charter flight activity, the amount of prepaid charter flight costs can fluctuate significantly.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets' estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements that extend the useful life or add value to the asset are capitalized and then expensed over the asset's remaining useful life.

    Sales and disposals of assets are recorded by removing the related cost and accumulated depreciation amounts with any resulting gain or loss reflected in the statement of operations.

    The carrying value of property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that such amounts may not be recoverable. If such an event occurred, the Company would prepare projections of future results of operations for the remaining useful lives of such assets. If such projections indicated that the expected future net cash flows (undiscounted and without interest) are less than the carrying amounts of the property and equipment, the Company would record an impairment loss in the period it made such determination.

GOODWILL AND INTANGIBLE ASSETS

    The Company records goodwill and intangible assets arising from business combinations in accordance with Financial Accounting Standards Board Statement ("FAS") No. 141 "Business Combinations" ("FAS 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

    The Company accounts for goodwill and intangible assets in accordance with FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). The Company adopted FAS 142 effective July 1, 2001. In completing the adoption of FAS 142, the Company has allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in FAS 142, and performed an initial test for impairment as of that date. The results of the initial impairment test are summarized in Note 5 to these financial statements.

    In accordance with FAS 142, the Company no longer amortizes goodwill. FAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. FAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

REVENUE RECOGNITION

Aviation Travel Services

    Revenue related to the Company's aviation travel services consists of fees for charter flights and is recognized upon completion of the related flight.

Home Technology

    The Company's home technology business completes work in two phases - wiring, then hardware installation. The Company invoices its customers and records revenue as work is completed on each project. Also, the Company sells contracts to customers for alarm monitoring services. The Company recognizes revenue from alarm monitoring contracts when it sells contracts to third parties or monthly over the contract term when the Company retains these contracts.

    Sales of franchise licenses are recognized as revenue when the Company's obligations under the franchise agreement are "substantially complete." The Company generally defines "substantially complete" as the completion of training by the franchisee's General Manager and the approval by the Company of the franchise location plan.

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

    The Company provides e-commerce, marketing and business development services to clients pursuant to contracts with varying terms. The contracts generally provide for monthly payments and, in some cases, advance deposits. Revenue is recognized over the respective contract period as services are provided.

    Revenue from uncollateralized e-commerce sales or sales of hardware and software is recognized upon passage of title of the related goods to the customer.

NET LOSS PER SHARE

    The Company computes net loss per share in accordance with FAS No. 128, "Earnings per Share" ("FAS 128") which requires dual presentations of basic earnings per share ("EPS") and diluted EPS.

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares during the period. Options and warrants to purchase 26,495,818 and 28,955,122 shares of the Company's common stock, par value $0.04 per share (the "Common Stock"), were outstanding at December 31, 2001 and 2000, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in the three months and six months ended December 31, 2001 and 2000 as the impact would have been anti-dilutive.

ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense aggregated approximately $61,000 and $460,000, respectively, for the three month periods ended December 31, 2001 and 2000 and $181,000 and $466,000 for the six month periods then ended.

COMPREHENSIVE INCOME

     Components of comprehensive income are net loss and all other non-owner changes in equity. The only component of other comprehensive income consists of unrealized holding losses on securities available for sale. Total comprehensive loss for the three and six month periods ended December 31, 2001 was $295,000 and $2,148,000, respectively, and, for the three and six month periods ended December 31, 2000 was $7,501,000 and $12,028,000, respectively.

INCOME  TAXES

    The Company accounts for income taxes in accordance with the liability method as provided under FAS No. 109, "Accounting for Income Taxes" ("FAS 109") Accordingly, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In October 2001, the Financial Accounting Standards Board issued FAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operations.

NOTE 2. CONTINUING OPERATIONS

Recent Developments

   On July 10, 2001, the Company acquired certain net assets, liabilities and the business of a home technology company located in Atlanta, Georgia for an aggregated purchase price of $1,255,000, which was paid by delivery of a cash payment ($275,000), Common Stock (975,556 shares) and a four-year term promissory note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated approximately $1,184,184 which was allocated to goodwill.

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

   In October 2000, FSW entered into a contract with Southeast Airlines to charter two jet aircraft to provide jet shuttle service between Norfolk, Virginia and New York City, New York and between Norfolk and Orlando, Florida. Due to low consumer demand for this service FSW suspended its jet shuttle operations in January 2001 and terminated its contract with Southeast for the two aircraft.

   Since December 2000, FSW has operated charter aircraft for tour operators. In July 2001, FSW entered into an agreement with Vacation Express to create a passenger hub in Orlando-Sanford International Airport. Pursuant to the terms of the agreement, six commercial jet aircrafts will originate in six eastern and midwestern cities and serve five Caribbean destinations and Orlando. The Company began operating the service in November 2001 and at December 31, 2001 four (4) aircraft were in operation. The two (2) remaining are scheduled to begin operating in February and March 2002.

Telecommunications Call Center

      In September 2000, the Company completed the acquisition of DM Marketing, Inc. ("DMM"), which operates a telecommunications call center providing telemarketing, help desk and other services for Internet related and other companies.

Home Technology

     In April 2001, the Company acquired LST, Inc. d/b/a Lifestyle Technologies ("LST"), which is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. LST also provides similar products and services to the commercial market. LST has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security).

     In September 2001, LST commenced its national franchising program. In connection with the franchising program, LST has completed the sale of franchise licenses in 10 markets. Also, the Company has received a non-binding letter of intent from a prospective franchisee for the sale of a franchise license for one additional market. LST expects to close the sale of the remaining market on or before March 31, 2001. Also, in July 2001, LST acquired a home technology business located in Atlanta, Georgia. LST plans to own and operate the Charlotte and Atlanta markets.

Internet/Technology Solutions

      The Company's Internet/Technology Solutions business is the result of our acquisitions of Avenel Alliance, Inc. ("Alliance") in February 2001 and Logisoft Computer Products Corp., and its wholly-owned subsidiary eStorefrons.net Corp. ("Logisoft") in June 2001. Avenel Alliance was a wholly-owned subsidiary of Avenel Ventures, Inc. ("Ventures"), which was also acquired by the Company in February 2001.

     The Company's Internet/Technology Solutions segment provides integrated products and services to assist customers in meeting their strategic technology and telecommunications initiatives. The Company's products and services include software distribution to corporate and educational customers, data networking and communications infrastructure consulting and implementation, full service Internet development, Internet site hosting and co-location and Internet business development services encompassing partner site management and marketing. In its Internet business development and marketing services, the Company generally participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

     The Company's consolidated results of operations include the results of operation of each of the acquired companies discussed above for the period from each respective purchase date through December 31, 2001 and 2000.

Pro Forma Results of Operations

     Following is selected pro forma consolidated financial information reflecting the Company's acquisitions of IASL, DMM, Ventures, LST and Logisoft as if such acquisitions had occurred as of the beginning of the six month period ended December 31, 2000 (in thousands, except share amounts):

     Revenue............................................................     $      6,922
     Net loss from continuing operations................................     $    (18,036)
     Net loss...........................................................     $    (18,303)
     Net loss per share.................................................     $       (.27)
     Weighted average shares............................................       68,875,449

NOTE 3. DISCONTINUED OPERATIONS

Commercial Real Estate

    In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, Georgia area. In August 2001, the Company completed the sale of all of the outstanding shares of the capital stock of the Company's subsidiary which owned the commercial real estate business in exchange for cash ($312,500) and a 60-day note receivable ($62,500), which was collected in October 2001. The Company realized a gain of approximately $576,000 on the sale in September 30, 2001. The Company's financial statements for the periods ended December 31, 2000 have been reclassified to reflect the commercial real estate business as a discontinued operation.

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





NOTE 4.  INVESTMENTS

    Investments consist of the following (in thousands):

                                              December 31, 2001                                      June 30, 2001
                                              -----------------                                      -------------
                                                    Gross                                              Gross
                                                 Unrealized      Fair                                 Unrealized     Fair
                                     Cost          Losses        Value                 Cost            Gains         Value
                                    -----          ------        -----                 -----          ------       ------
Equity securities                 $ 1,126          $ (41)       $ 1,085              $ 1,020           $  88        $1,108
Certificates of deposit                56              --            56                   99              --            99
                                  -------          ------       -------              -------           -----        ------
                                  $ 1,182          $ (41)         1,141              $ 1,119           $  88         1,207
Stock purchase warrants           =======          ======           101              =======           =====           385
                                                                -------                                             ------
                                                                 $1,242                                             $1,592
                                                                =======                                             ======

    The Company's certificates of deposit at December 31, 2001 are pledged as collateral security for the Company's letters of credit for office space leases.

NOTE 5.  GOODWILL

    The changes in goodwill, by segment, for the six-month period ended December 31, 2001, are as follows:

                                                        Aviation      Internet /
                                                         Travel       Technology        Home
                                                        Services      Solutions      Technology    Corporate            Total
                                                        --------      ---------      ---------     ---------            -----
Balance at June 30, 2001                                 $ 939         $ 8,263       $ 7,696       $ 1,000            $ 17,898
Cumulative   effect  of  change  in   accounting
principle (adoption of FAS 142)                             --           (693)            --            --               (693)
                                                         -----         -------        ------        ------              ------
Balance on July 1, 2001                                    939           7,570         7,696         1,000              17,205
Goodwill acquired during period                             --              --         1,184            --               1,184
Other goodwill adjustments                                  --              16            --            --                  16
                                                         -----         -------        ------         -----            --------
Balance at December 31, 2001                             $ 939         $ 7,586        $8,880        $1,000            $ 18,405
                                                         =====         =======        ======        ======            ========

    Goodwill was reduced by $693,000 in the Internet/Technology Solutions segment as a result of the implementation of FAS 142. This adjustment relates primarily to the discounting of the future net cash flows in the segment's Internet business development activity that was acquired as a part of the purchase of Alliance.

    Goodwill allocated to the Corporate segment relates to investment banking activities that were acquired by the Company as a part of the acquisition of Ventures in February 2001 and integrated into Corporate.

    In July 2001, the Company acquired a home technology business in the Atlanta, Georgia market, which resulted in the recording of $1,184,000 in goodwill. The other goodwill adjustments relate to resolutions of contingencies that existed as of the dates that the related businesses were acquired by the Company.








Reported net income adjusted for the amounts of goodwill amortization recorded by the Company prior to the adoption of FAS 142 is as follows:

                                                                Three months December 31, Six Months December 31,
                                                                ------------------------- ----------------------
                                                                    2001       2000        2001           2000
                                                                    ----       ----        ----           ----
Reported loss before cumulative effect of change in accounting
  principle ..................................................   $  (602)   $  (7,501)   $(1,326)   $  (12,038)

Add back: Goodwill amortization ..............................        --          343         --           457
                                                                   ------     -------      ------       ------
     Adjusted loss before cumulative effect of change in
        accounting principle .................................      (602)      (7,158)    (1,326)      (11,581)
Cumulative effect of change in accounting principle ..........        --          --        (693)           --
                                                                   -------     ------      -------      ------
     Adjusted net loss .......................................   $  (602)   $  (7,158)   $(2,019)   $  (11,581)
                                                                   =======     ======    ========    =========
Basic and diluted net loss per share:
Reported loss before cumulative effect of change in accounting   $   (.01)  $    (.15)   $  (.02)   $      (.26)
  principle
Add back: Goodwill amortization ..............................         --         .01         --            .01
                                                                   -------    --------    ------       --------
     Adjusted loss before cumulative effect of change in
        accounting principle .................................       (.01)       (.14)      (.02)          (.25)
Cumulative effect of change in accounting principle ..........        --           --       (.01)            --
                                                                   -------    --------    ------        -------
     Adjusted net loss .......................................   $   (.01)  $    (.14)   $  (.03)   $      (.25)
                                                                   =======    ========    ======        =======

     The effect of the adoption of FAS 142 on the quarter ended September 30, 2001, was to increase the company's reported net loss of $724,000 ($.01 per share) by the amount of the cumulative effect of change in accounting principal measured as of July 1, 2001, $693,000 ($.01 per share), to $1,417,000 ($.02 per share).


NOTE 6.  NOTES PAYABLE

    Notes payable consists of the following (in thousands):
                                                                                                   December,31           June 30,
                                                                                                       2001               2001
                                                                                                       ----               ----
Notes payable - due on demand with an interest rate of 12% and unsecured                             $  310             $  425
Notes payable - due on demand with interest imputed at 8% and unsecured                                 488                 57
Mortgage payable to a bank in monthly  installments of $1,751,  including interest at
   7.96% through October 2015 and collateralized by a building                                          183                186
Note payable - due in monthly  installments  of $3,000 and a balloon  payment in July
   2005  with  monthly  interest  at  8.00%  and  collateralized  by home  technology
   accounts receivable                                                                                  235                 --
Note payable - due in July 2002 with  interest at 10% and  collateralized  by certain
   home technology assets                                                                               300                 --
Note payable - due in July 2002 with interest at 12% and unsecured                                      200                 --
Note payable - due in July 2002 with interest at 10% and unsecured                                      200                 --
Note  payable - due in  September  2002 with  interest at 12% and  collateralized  by
   certain home technology accounts receivable and inventory (1)                                        650                 --
Note  payable - $200,000  due  December  31, 2002 and  $600,000 due December 31, 2003
   with interest at 12% and collateralized by certain aviation business assets                          800                 --
                                                                                                     ------              ------
                                                                                                      3,366                668
     Less current maturities                                                                         (2,392)              (489)
                                                                                                     ------              ------
     Long-term portion                                                                           $      974             $  179
                                                                                                     ======              ======

    (1) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $0.65 of outstanding principal and interest.

    In November 2001, the Company received a commitment for a $4,000,000 term loan. In December 2001, the loan commitment was cancelled and the Company did not receive any funding in connection with that commitment.

NOTE 7.  INCOME TAXES

    As of December 31, 2001, the Company had approximately $39,700,000 of net operating loss carry forwards ("NOLs") for federal income tax purposes, which expire between 2019 through 2021. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to the substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOLs could be limited.

    In January 2002, the Company received an Internal Revenue Service report on the Company's 1996 and 1997 and one of its subsidiary's 1994 and 1995 tax returns, which the Company plans to appeal. At December 31 and June 30, 2001, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 8. ISSUANCE OF COMMON STOCK

    In July 2001, the Company issued 975,556 shares of restricted Common Stock in connection with the acquisition of a home technology business.

    In September 2001, the Company issued 11,428 shares of restricted Common Stock from treasury stock in connection with the payment of certain legal fees.

    In December 2001, the Company issued 795,599 shares of Common Stock with an aggregate market value of approximately $165,000 in connection with the payment of a loan origination fee, legal expenses, investor relation services and general and administrative expenses. Of the $165,000, the Company recorded approximately $133,000 as deferred debt expense, which is being amortized over the note term of two years.

    The Company's purchase agreements for LST and Logisoft provide for 2,000,000 and 500,000 of additional shares of Common Stock, respectively, to be issued to certain parties, contingent upon operating performance criteria for each company acquired. In October 2001, the Company issued 20,834 shares of Common Stock representing additional shares earned in accordance with the Logisoft purchase agreement. No additional shares have been earned in accordance with the LST purchase agreements.

    In December 2001, the Company's Board of Directors approved a private placement of up to 10,000,000 shares of the Company's Common Stock at a price of $0.10 per share. The Company is managing the private placement directly and, as a result, will not incur any investment banking fees. The Company sold 2,500,000 shares under the private placement in December 2001, 3,200,000 shares in January and February 2002, and expects to complete the sale of the remaining 4,300,000 shares on or before March 31, 2002.

NOTE 9. STOCK OPTIONS AND WARRANTS

    The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" ("APB 25") and options and warrants issued to non-employees under FAS No. 123, "Accounting For Stock Based Compensation" ("FAS 123"). For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with FAS 123.

    In fiscal 2001, the Company adopted a stock compensation plan (the "Option Plan"). The Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company's Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board of Directors. The Option Plan allows participants to purchase Common Stock of the Company at prices set by the Board of Directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unexercised options expire 10 years after the date of grant unless otherwise specified by the Board of Directors. There are 20,000,000 shares authorized for the granting of incentive stock options under the Option Plan. In the six months ended December 31, 2001, the Company issued qualified and non-qualified options to certain employees under the Option Plan to purchase 1,150,000 shares of Common Stock and cancelled options of terminated employees to purchase 462,580 shares of common stock. The following table summarizes the Company's outstanding options:

                 December 31, 2001                                                 June 30, 2001
                 -----------------                                                 -------------
                                            Vesting                                                               Vesting
                Exercise       Term          Period                                   Exercise       Term          Period
    Shares         Price      (Years)       (Months)                         Shares      Price      (Years)       (Months)
    ------        ------       -----         ------                          ------      -----       -----        -------
    460,000      $ 0.18          10 *             48 *                           --  $    --           --               --
  2,940,000        0.25          10               12                       2,940,000    0.25           10               12
    240,000        0.27          10               48                             --       --           --               --
  2,900,000        0.70          10         12 to 48                       3,100,000     0.70          10         12 to 48
  1,000,000        0.75          10               --                       1,000,000     0.75          10               --
    480,000        0.84          10         36 to 42                         480,000     0.84          10         36 to 42
  1,263,650        0.85          10         12 to 38                       1,027,650     0.85          10         12 to 38
    272,048        0.90          10               18                         320,628     0.90          10               18
    270,000        0.95          10         12 to 46                         270,000     0.95          10         12 to 46
    500,000        1.44          10               --                         500,000     1.44          10               --
    125,000        3.00          10               --                         125,000     3.00          10               --
-----------                                                                 ---------
 10,450,698                                                                 9,763,278
===========                                                                 =========

* 250,000 non-qualified options issued to an employee in December 2001 have a three-year term and are fully vested.

Of the outstanding options at December 31, 2001, 8,486,159 are exercisable.

    The Company has issued warrants to purchase shares of its Common Stock in exchange for consulting and legal services and for strategic vendor alliances provided by outside third parties. In addition, the Company has issued warrants in connection with Common Stock private placement and term loan financing transactions. Certain of the warrants issued contained registration rights provisions. In the three and six month periods ended December 31, 2000, the Company recognized compensation expense of $3,375,000 and $6,703,000 respectively, in connection with the issuance of warrants, including $100,000 related to the re-pricing of warrants to purchase 500,000 shares of Common Stock that were exercised in August 2000.

The following table summarizes the Company's outstanding warrants at December 31 and June 30, 2001:

                            December 31, 2001                                       June 30, 2001
                            -----------------                                       -------------
                                Exercise        Term                                  Exercise       Term
                     Shares       Price       (Months)                    Shares       Price       (Months)
                    -------      ------       ------                     --------      ------       -------
                     5,556,377  $ 0.04              54                  5,556,377      $ 0.04            54
                       300,000    0.35              36                        --           --            --
                       400,000    0.50             120                    400,000        0.50           120
                     4,753,743    0.75             120                  4,753,743        0.75           120
                       100,000    0.81              48                    100,000        0.81            48
                        10,000    1.00              --                     10,000        1.00            --
                        50,000    1.10              36                     50,000        1.10            36
                       675,000    1.75              --                    600,000        1.75            --
                       575,000    3.00               *                    575,000        3.00             *
                     3,625,000    4.00            120*                  3,625,000        4.00           120*
                   -----------                                          ---------
                    16,045,120                                         15,670,120
                   ===========                                         ==========

* All of the $3.00 warrants and 575,000 of the $4.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

    At December 31, 2001, all of the above warrants are exercisable, except for 555,638 with an exercise price of $0.04 which vest on December 31, 2002, 100,000 with an exercise price of $0.81 that vest over 36 months, and 50,000 with an exercise price of $1.75 that vest upon performance of certain services.

    The Company accounts for options issued to employees under APB 25 and options and warrants issued to non-employees under FAS 123. The total compensation cost recognized during the six month periods ended December 31, 2001 and 2000 for these awards was $12,000 and $6,703,000, respectively.

NOTE 10:  GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

Following is a summary of the Company's general and administrative expenses (in thousands):

                                                        Three months Ended December 31,      Six Months Ended December 31,
                                                        ------------------------------       ----------------------------
                                                           2001               2000                 2001            2000
                                                          -----               ----                 ----            ----
         Compensation expense                             $932                $407                $2,152           $724
         Legal and professional fees                        77                 292                   250            463
         Public and investor relations                      17                  17                    74             48
         Marketing and advertising                          61                 460                   181            466
         Rent expense                                      154                  52                   328             96
         Insurance                                          97                  36                   196             80
         Website and telecommunications                     79                  39                   179            112
         Office and printing expense                        57                 108                   161            174
         Travel and entertainment                           73                  46                   141             67
         Other                                             156                 130                   269            159
                                                        ------              ------                ------         ------
                                                        $1,703              $1,587                $3,931         $2,389
                                                        ======              ======                ======         ======

NOTE 11. RELATED PARTY TRANSACTIONS

    In fiscal 2001, Michael D. Pruitt, the President, Chief Executive Officer and a director of the Company, and a company owned by Mr. Pruitt made loans to the Company. Also, in the quarter ended December 31, 2001, Mr. Pruitt loaned the Company $50,000 which was repaid to Mr. Pruitt in December 2001. At December 31 and June 30, 2001, notes and advances due to affiliates of the Company consist of the following (in thousands):

                Note payable to Mr. Pruitt                             $  100
                Advance payable to Mr. Pruitt                              20
                Notes payable to a company owned by Mr. Pruitt            216
                                                                       ------
                                                                       $  336
                                                                       ======
    The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

     Mr. Pruitt is also a minority investor in a company that in September 2001 purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina and in another company that intends to become a franchisee of the Company's home technology business in Baltimore, Maryland upon regulatory approval of the Company's franchising program in that state.

    Paul B. Johnson, a director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market.



NOTE 12.  BUSINESS SEGMENT INFORMATION

    Information related to business segments for the Company's continuing operations is as follows (in thousands):

Three months Ended December 31, 2001:
                                             Aviation               Internet/
                                             Travel       Call     Technology        Home
                                             Services    Center     Solutions     Technology      Corporate     Total
                                             --------    -------   ----------      ---------       --------     ------
Revenue                                       $ 4,311       $ 16      $ 1,795       $  994          $   48    $ 7,164
Income (loss) from continuing operations          255        (26)        (168)           7            (670)      (602)
Identifiable assets                             4,178        291       10,353       10,280           2,617     27,719
Capital expenditures                                6         --           --           41              --         47
Depreciation and amortization                      11          4           57           21               4         97


Three months Ended December 31, 2000:
                                             Aviation              Internet/
                                             Travel       Call    Technology       Home
                                             Services    Center    Solutions     Technology       Corporate    Total
                                             --------    -------    --------     ----------       ---------    ------
Revenue                                       $ 2,276      $  89       $   --      $   --          $   --    $ 2,365
Income (loss) from continuing operations      (1,008)       (336)          --          --         (6,095)     (7,439)
Identifiable assets                            2,732       5,751           --          --             31       8,514
Capital expenditures                              41           3           --          --              --         44
Depreciation and amortization                    154         290           --          --              --        444

Six Months Ended December 31, 2001:
                                             Aviation             Internet/
                                             Travel       Call    Technology        Home
                                             Services    Center   Solutions      Technology   Corporate     Total
                                             --------    ------   ---------      ---------    ---------     -----

Revenue                                      $ 10,353       $ 36      $4,565     $ 1,738       $  78      $16,770
Income (loss) from continuing operations          315       (71)        (506)       (301)      (1,339)     (1,902)
Identifiable assets                             4,178        291      10,353      10,280        2,617      27,719
Capital expenditures                                6         --          55         110           --         171
Depreciation and amortization                      22          9         112          37            4         184



Six Months Ended December 31, 2000:
                                             Aviation                 Internet/
                                              Travel      Call       Technology    Home
                                             Services    Center      Solutions   Technology    Corporate     Total
                                             --------    ------      ---------   ----------    ---------     -----
Revenue                                       $ 2,276      $ 101       $   --      $   --         $   --    $ 2,377
Income (loss) from continuing operations       (1,166)      (460)          --          --        (10,145)   (11,771)
Identifiable assets                             2,732      5,751           --          --             31      8,514
Capital expenditures                               41         22           --          --             --         63
Depreciation and amortization                     272        389           --          --             --        661

    Corporate includes certain investment banking activities that were acquired by the Company primarily as a part of the acquisition of Ventures in February 2001. The Company's sales are made primarily to customers in the United States of America. International sales are minimal.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    In the quarter ended September 30, 2000, the Company acquired its leisure aviation travel services and telecommunications call center businesses. In the third and fourth quarters of fiscal 2001, the Company acquired its home technology and Internet/technology solutions businesses. Also, in the quarter ended September 30, 2001, the Company acquired an additional home technology business.

    The following table summarizes results of operations by business segment for the Company's continuing operations (in thousands):

                                        Three Months Ended December 31, 2001     Three Months Ended December 31, 2000
                                        ------------------------------------     ------------------------------------
                                                                                                 Gross
                                                       Gross                                     Profit
                                         Revenue       Profit     Income (Loss)    Revenues     (Deficit)       Loss
                                         -------       ------     ----------       --------      -------        ----
Aviation Travel Services                $ 4,311        $  468       $  255         $ 2,276      $ (225)     $ (1,008)
Telecommunications Call Center               16            16          (26)             89           89         (336)
Home Technology                             994           481            7              --           --            --
Internet/Technology Solutions             1,795           457         (168)             --           --            --
Corporate                                    48            48         (670)             --           --       (6,095)
                                        -------        ------       ------         -------      -------     ---------
                                        $ 7,164        $1,470       $ (602)        $ 2,365     $  (136)     $ (7,439)
                                        =======        ======       =======        =======      =======     =========

                                        Six Months Ended December 31, 2001         Six Months Ended December 31, 2000
                                        ----------------------------------         ----------------------------------
                                                                                                  Gross
                                                       Gross                                     Profit
                                       Revenues       Profit      Income (Loss)     Revenues    (Deficit)       Loss
                                       --------       ------      ------------      --------     -------       ------
Aviation Travel Services               $ 10,353        $  794      $    315         $ 2,276      $ (225)    $  (1,166)
Telecommunications Call Center               36            36           (71)            101         101          (460)
Home Technology                           1,738           633          (301)             --          --            --
Internet/Technology Solutions             4,565         1,052          (506)             --          --            --
Corporate                                    78            78        (1,339)             --          --       (10,145)
                                        -------        ------      --------         -------       ------    ---------
                                       $ 16,770        $2,593      $ (1,902)        $ 2,377      $ (124)    $ (11,771)
                                       ========        ======      ========         =======       ======    =========

Results of Continuing Operations

     The Company's revenues in the three and six months ended December 31, 2001 were $7,164,000 and $16,770,000, respectively, compared to $2,365,000 and
$2,377,000, respectively, in the same periods a year ago. The increase in the current period is due to the newly acquired businesses and the expanded charter aviation business. These increases were partially offset by the termination of the jet shuttle services ($784,000 in the December 2000 periods) and a decline in the call center operations.

    During the three month period ended December 31, 2001, sales to Aviation Services and Vacation Express, customers of the Company's Aviation Travel Services business, represented 20% and 39%, respectively, of the Company's consolidated revenue. For the six-month period then ended, sales to these customers represented 21% and 40%, respectively, of the Company's consolidated revenue.

     Gross profit in the three and six months ended December 31, 2001 was $1,470,000 and $2,593,000 compared to a deficit of ($136,000) and $(124,000), respectively, in the same periods a year ago. The increases in the current period are due to the newly acquired businesses, the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit.

     In the three and six months ended December 31, 2000, the Company recognized $3,375,000 and $6,703,000, respectively, of non-cash expense related to the issuance of stock options and warrants. The Company incurred only $12,000 of any such expense in the three and six months ended December 31, 2001 because the Company granted fewer compensatory options and warrants in the current year.

     Selling, general and administrative expenses-other in the three and six months ended December 31, 2001 was $1,703,000 and $3,931,000, respectively, compared to $1,587,000 and $2,389,000, respectively, in the comparable periods a year ago. These increases are due to expenses of the newly acquired businesses partially offset by reduced corporate expenses and by lower marketing expenses due to the termination of the jet shuttle operations.

     The Company's depreciation and amortization expense in the three and six month periods ended December 31, 2001 was $97,000 and $184,000, respectively, compared to $444,000 and $661,000, respectively, in the same periods a year ago. The decrease is due primarily to the discontinuance of goodwill amortization ($457,000 for the six months ended December 31, 2000) in accordance with FAS 142 offset partially by depreciation of the fixed assets of newly acquired businesses.

     Bad debt expense in the three and six months ended December 31, 2001 is $7,000 and $66,000, respectively, and is related to the newly acquired businesses.

     Also, in the three and six months ended December 31, 2001, the Company recognized a net loss on investments of $169,000 and $380,000, respectively. These losses are reported in the Corporate segment results. The results for the six months ended December 31, 2001 includes a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises.

     The Company realized a gain of $576,000 on the sale of its discontinued commercial real estate business in the three months ended September 30, 2001.

     In fiscal 2002, the Company recorded the cumulative effect of a change in accounting principle of $693,000, increasing the Company's reported net loss, as a result of its implementation of FAS 142. This adjustment was recorded as of July 1, 2001.

Liquidity and Capital Resources

     The net loss in the six months ended December 31, 2001 of $2,019,000 and unrealized loss on marketable securities of $129,000 were partially offset by increases in shareholders' equity related to a business acquisition, a capital contribution, and sale of common stock resulting in a net decrease in shareholders' equity of $748,000. This decrease was $55,000 excluding the impact of the adoption of FAS 142.

     In the six months ended December 31, 2001, continuing operations used $2,317,000 of cash and discontinued operations provided $150,000 of cash. Note payable proceeds of $2,560,000 and sale of common stock offset this decrease resulting in a net cash increase of $160,000 for the six months ended December 31, 2001. At December 31, 2001, the Company has a working capital deficit of $1,160,000, including cash and cash equivalents of $1,446,000 and investments of $1,242,000.

     The Company's aviation travel service business was cash flow positive in the current quarter. The Company expects cash flow from this business to increase in the third quarter of fiscal 2002 when it realizes the full benefit of its new leisure charter contract, which is projected to generate $40,000,000 in annual revenues and $1,600,000 of annual cash flow. Four (4) aircraft were in operation under contract at December 31, 2001 and two (2) additional aircraft will begin operating in the quarter ending March 31, 2002.

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

     In the quarter ended September 30, 2001, the Company implemented its national franchising program for its home technology business and sold 10 geographic markets to franchisees. During the December 2001 quarter, the Company recognized the sale of seven of the 10 franchises sold and recorded $332,000 in revenue from franchise sales and royalties. As a result of the franchise sales, royalty income and cost control, the home technology business reported net income of $7,000 in the quarter ended December 2001. In the last two quarters of fiscal 2002 the Company will continue to pursue sales and start-up of new franchises, addition of new builder relationships, new products and commercial work in owned markets while maintaining its focus on cost control and margin improvement.

     In fiscal 2002, the Company has proceeded with the development of its Internet/technology solutions business through the expansion of its products, services and its sales force while reducing its operating expenses. The Company's Internet/Technology solutions business has reduced its loss from operations in the last three (3) months by half to $168,000 and the Company expects these improvements in operating results to continue through higher revenue and cost control.

     Also, the Company's corporate expense in the current six months decreased from a year ago due to the issuance of fewer stock options and warrants, staff reductions and other costs saving measures. The Company expects to realize additional corporate savings during the last two quarters of fiscal 2002.

     In addition to the operational improvements discussed above, the Company in December, 2001 obtained an $800,000 term loan and commenced a $1,000,000 private placement sale of Common Stock of which the Company received $250,000 in December 2001 and $320,000 in January and February 2002 and expects to receive the remaining $430,000 on or before March 31, 2002. The Company continues to actively pursue debt and equity financing alternatives to provide additional cash to support operations. The Company believes its existing balances of cash and cash equivalents and investments combined with operating cash flows and the proceeds from the private placement sale of Common Stock will be sufficient to meet working capital and capital expenditure requirements of our continuing operations. The Company may need additional debt or equity financing depending upon its ability to grow its businesses or improve cash flow from operations. There can be no assurance that additional financing will beavailable when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

    The Company's business, results of operations, and financial condition are subject to many risks. In addition, statements in this quarterly report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions based on currently available information. Such forward-looking statements include statements relating to estimates of future revenue and operating income, cash flow and liquidity. Words such as "expects", "intends", "believes", "may", "will" or similar expressions are intended to identify certain forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to those discussed herein or in other documents filed by the Company with the SEC, including the Company's Annual Report on Form 10-KSB filed on October 4, 2001.

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

ITEM 2. CHANGES IN SECURITIES

    Since July 1, 2001, the Company has issued 7,503,417 shares of restricted Common Stock in connection with the following transactions:

      (i)In July 2001, the Company issued 975,556 shares of restricted Common Stock in connection with the acquisition of a home technology business located in Atlanta, Georgia.

    (ii) In September 2001, the Company issued 11,428 shares of restricted Common Stock from treasury stock in exchange for legal services rendered to the Company;

    (iii)In October 2001, the Company issued 20,834 shares of restricted Common Stock to former shareholders of Logisoft in exchange for Logisoft reaching certain performance criteria set forth in the purchase agreement governing the Company's acquisition of Logisoft;

    (iv) In December 2001, the Company issued 129,630 shares of restricted Common Stock in exchange for investor relations services rendered to the Company;

    (v) In December 2001, the Company issued 100,000 shares of restricted Common Stock in exchange for legal services rendered to the Company;

    (vi) In December 2001, the Company issued 500,000 shares of restricted Common Stock as a loan origination fee;

   (vii) In December 2001, the Company issued 65,969 shares of restricted Common Stock to an employee as reimbursement of general and administrative expenses; and

  (viii) In December 2001, January 2002 and to February 14, 2002, the Company issued an aggregate of 5,700,000 shares of restricted Common Stock in connection with a private placement sale of Common Stock.

    The securities issued in connection with the Company's acquisition of Logisoft, the home technology businesses and the private placement sale of Common Stock referenced above were issued without registration under the Securities Act in reliance upon the exemption in Regulation D promulgated under Section 4(2) of the Securities Act. The Company based such reliance on factual representations made to the Company by the recipients of such securities as to such recipients' investment intent and sophistication, among other things.

    The securities issued in connection with the legal services, investor services, loan fees and other general and administrative services rendered to the Company were issued without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Company based such reliance on representations made to the Company by the recipient of such securities as to such recipient's investment intent and sophistication, among other things.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

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

         (b)     Financial Reports on Form 8-K

                  The Company has filed the following reports on Form 8-K and 8-K/A with the SEC since September 30 , 2001:

(i) The Company filed a Current Report on Form 8-K/A with the SEC on October 19, 2001 amending
                                 Item 7 of the Commercial Real Estate 8-K to set forth the pro forma financial information of the Company as of June 30, 2001.

                        (ii) The Company filed a Current Report on Form 8-K with the SEC on February 7, 2002 reporting under Item 4 of such report the change in the Company's certifying accountant .

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              eResource Capital Group, Inc.

Date: February 14, 2002                        By: /s/ William L. Wortman
                                                   ----------------------
                                                       William L. Wortman
                                                       Vice President, Treasurer
                                                       Chief Financial Officer

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