Form 10QSB
period 2002-03-31
ERESOURCE CAPITAL GROUP INC
filed 2002-05-14
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 2002

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

                             5935 CARNEGIE BOULEVARD
                                    SUITE 101
                               CHARLOTTE, NC 28209
                                 (704) 553-9330
                  (Address of registrant's principal executive
      offices including zip code and telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the Registrant's Common Stock as of May 14, 2002: 85,673,715

Transitional Small Business Disclosure Format:           Yes [ ] No [X]

                          ERESOURCE CAPITAL GROUP, INC.

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION                                                                     Page No
                                                                                                  -------
ITEM 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at March 31, 2002 and June 30, 2001.....................3

        Condensed Consolidated Statements of Operations for the three and nine months ended
          March 31, 2002 and 2001.....................................................................4

        Condensed Consolidated Statements of Cash Flows for the nine months ended
          March 31, 2002 and 2001.....................................................................5

        Notes to Condensed Consolidated Financial Statements..........................................6

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........19

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings............................................................................22

ITEM 2. Changes in Securities........................................................................22

ITEM 3. Defaults Upon Senior Securities..............................................................23

ITEM 4. Submission of Matters to a Vote of Security Holders..........................................23

ITEM 5. Other Information............................................................................23

ITEM 6. Exhibits and Reports on Form 8-K.............................................................23

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                         March 31,         June 30,
                                                                           2002              2001
                                                                         ---------         ---------
                                                                         (Unaudited)

                                     ASSETS

Cash and cash equivalents .......................................        $   1,398         $   1,286
Accounts receivable, net ........................................            2,321             2,018
Inventory .......................................................              188               126
Investments .....................................................            2,274             1,592
Prepaid expenses ................................................            3,315             1,858
                                                                         ---------         ---------

     Total current assets .......................................            9,496             6,880
Deferred costs  and other assets ................................              442               319
Property and equipment, net .....................................            1,527             1,645
Goodwill, net ...................................................           18,420            17,898
                                                                         ---------         ---------

     Total assets ...............................................        $  29,885         $  26,742
                                                                         =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable - current portion .................................        $   2,491         $     489
Notes and amounts due to affiliates .............................              263               336
Accounts payable and accrued expenses ...........................            5,052             4,730
Deposits and other liabilities ..................................               41               658
Unearned income .................................................            1,487             1,161
                                                                         ---------         ---------

     Total current liabilities ..................................            9,334             7,374
Notes payable ...................................................              962               179
Net liabilities of discontinued operations ......................               --               201
                                                                         ---------         ---------

     Total liabilities ..........................................           10,296             7,754
                                                                         ---------         ---------
Shareholders' equity:
  Common stock, $.04 par value, 200,000,000 shares authorized,
  85,673,715 and 75,833,728 issued, respectively ................            3,428             3,033
  Additional paid-in capital ....................................          110,919           109,357
  Accumulated deficit ...........................................          (95,472)          (93,479)
  Accumulated other comprehensive income ........................              722                88
  Treasury stock at cost (24,502 and 35,930 shares, respectively)               (8)              (11)
                                                                         ---------         ---------

      Total shareholders' equity ................................           19,589            18,988
                                                                         ---------         ---------

      Total liabilities and shareholders' equity ................        $  29,885         $  26,742
                                                                         =========         =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                              Three months ended March 31     Nine months ended March 31
                                                                  2002            2001            2002            2001
                                                              ------------    ------------    ------------    ------------

Revenue
Services ..................................................   $      7,330    $      4,170    $     19,031    $      6,547
Product sales .............................................          2,417              --           7,485              --
                                                              ------------    ------------    ------------    ------------

        Total revenue .....................................          9,747           4,170          26,516           6,547

Cost of Revenue
Services ..................................................          6,018           3,519          16,029           6,020
Product sales .............................................          2,185              --           6,351              --
                                                              ------------    ------------    ------------    ------------

        Gross profit ......................................          1,544             651           4,136             527
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants .....              7             220              19           6,923
Selling, general and administrative expenses - other ......          1,580           1,277           5,511           3,666
Provision for bad debts ...................................             20              --              85              --
Depreciation and amortization .............................            101             554             285           1,215
Interest expense (income), net ............................             93             (13)            186             (37)
(Gain) loss on investments, net ...........................           (282)            156              97             156
Gain on sale of assets ....................................             --              --            (171)             --
Write-off of web site development costs ...................             --              --              --             754
Write-off of predevelopment costs .........................             --              --              --           1,164
                                                              ------------    ------------    ------------    ------------

        Income (loss) from continuing operations ..........             25          (1,543)         (1,876)        (13,314)
Loss of discontinued operations ...........................             --            (313)             --            (580)
Gain on disposal of discontinued operations ...............             --              --             576              --
                                                              ------------    ------------    ------------    ------------

        Income (loss) before cumulative effect of change in
                accounting principle ......................             25          (1,856)         (1,300)        (13,894)
Cumulative effect of change in accounting principle .......             --              --            (693)             --
                                                              ------------    ------------    ------------    ------------

        Net income (loss) .................................   $         25    $     (1,856)   $     (1,993)   $    (13,894)
                                                              ============    ============    ============    ============

Basic and diluted net loss per share:
    Income (loss) from continuing operations ..............   $         --    $      (0.03)   $      (0.02)   $      (0.27)
    Loss of discontinued operations .......................             --           (0.01)             --           (0.01)
    Gain on disposal of discontinued operations ...........             --              --            0.01              --
    Cumulative effect of change in accounting principle ...             --              --           (0.01)             --
                                                              ------------    ------------    ------------    ------------

        Net income (loss) .................................   $         --    $      (0.04)   $      (0.02)   $      (0.28)
                                                              ============    ============    ============    ============

Weighted average shares outstanding .......................     83,062,659      56,822,579      78,943,358      48,740,469
                                                              ============    ============    ============    ============
Weighted average shares outstanding, assuming dilution ....     87,179,002      56,822,579      78,943,358      48,740,469
                                                              ============    ============    ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                 ERESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                         Nine months ended March 31
                                                                             2002       2001
                                                                           -------    --------
Cash flows from operating activities:
  Loss from continuing operations ......................................   $(1,876)   $(13,314)
  Adjustments to reconcile net loss to net cash used in operations:
      Depreciation and amortization ....................................       285       1,215
      Bad debt expense .................................................        85          --
      Common stock issued for services .................................        36          --
      Stock purchase warrants received for services ....................      (279)       (128)
      Affiliate balance converted on sale of home technology franchises        (80)         --
      Unrealized loss on stock purchase warrants .......................       191         156
      (Gain) loss on sale of assets ....................................      (171)          5
      Compensation expense related to stock options and warrants .......        19       6,923
      Deferred debt amortization .......................................        --          13
      Write-off of Web site development costs ..........................        --         754
      Write-off of predevelopment costs ................................        --       1,164
      Changes in operating assets and liabilities:
         Accounts and notes receivables ................................      (300)        (80)
         Inventory .....................................................      (145)         --
         Prepaid expenses ..............................................    (1,424)        (92)
         Deferred costs and other assets ...............................       (73)       (624)
         Accounts payable and accrued expenses .........................       738         196
         Due to affiliates .............................................         7         193
         Deposits and other liabilities ................................      (399)        289
         Unearned income ...............................................       326          --
                                                                           -------    --------

         Cash used in continuing operations ............................    (3,060)     (3,330)
      Discontinued operations, net .....................................       150        (343)
                                                                           -------    --------

         Net cash used in operations ...................................    (2,910)     (3,673)

  Cash flows from investing activities:
      Purchase of property, plant and equipment ........................      (225)        (71)
      Sale of investments ..............................................       189          --
      Sale of assets ...................................................       (53)         --
      Cash (paid) acquired in connection with business acquisitions, net      (263)        378
                                                                           -------    --------

         Net cash (used in) provided by investing activities ...........      (352)        307
  Cash flows from financing activities:
      Notes payable proceeds ...........................................     2,553          --
      Principal debt repayments ........................................       (30)         --
      Capital contribution by shareholder ..............................        50          --
      Sale of common stock .............................................       801       3,314
                                                                           -------    --------

         Net cash provided by financing activities .....................     3,374       3,314

  Net increase (decrease) in cash and cash equivalents .................       112         (52)
  Cash and cash equivalents at beginning of period .....................     1,286         420
                                                                           -------    --------

  Cash and cash equivalents at end of period ...........................   $ 1,398    $    368
                                                                           =======    ========

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

         All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain prior period amounts have been reclassified to conform to the current period presentation and to reflect the commercial real estate business segment as a discontinued operation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of March 31, 2002 and of the results of operations for the periods presented have been included. The financial data at June 30, 2001 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

         The Company experienced net losses in recent fiscal years and a net loss of $1,993,000 during the nine months ended March 31, 2002. The Company used cash of $3,060,000 in continuing operations during the nine months ended March 31, 2002 and has cash and cash equivalents and investments totaling $3,672,000 at March 31, 2002. While its operations continue to improve, the Company continues to monitor costs in relation to revenues, and if necessary, to undertake cost reduction measures. In addition, the Company has obtained debt and equity financing in the nine months ended March 31, 2002 and is actively pursuing debt and equity financing alternatives to provide additional cash to support operations and growth.

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

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments, and notes payable. The Company places its temporary cash with high credit quality financial institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

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

         - Notes Payable: The carrying amount of the Company's notes payable approximates its fair value.

         During the three month period ended March 31, 2002, sales to Vacation Express ("VEX"), a customer of the Company's Aviation Travel Services business, represented 66% of the Company's consolidated revenue. For the nine month period then ended, sales to VEX and Aviation Network Services, also a customer of the Company's Aviation Travel Services business, represented 50% and 13%, respectively, of the Company's consolidated revenue.

INVENTORY

         Inventory is stated at cost using the first-in, first-out method. Inventory consists primarily of finished goods.

INVESTMENTS

         The Company's investments, including certificates of deposit with maturities of greater than three months, not readily marketable equity securities, and other marketable securities, are classified as available for sale. Investment securities that are not readily marketable include securities
(a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933 as amended (the "Securities Act"), or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or the Company. Certificates of deposit are recorded at cost plus accrued interest. Marketable equity securities are recorded at estimated values based on quoted market values for marketable securities of the investee. If there is no quoted market value, the recorded values are based on the most recent transactions in the securities discounted for lack of marketability. Investment securities transactions are recorded on a trade date basis. The difference between cost and fair value for available for sale securities is recorded as unrealized gain or loss on available for sale securities as a component of comprehensive income.

         Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with FAS 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. The Company recorded an unrealized gain on these warrants of $166,000 in the quarter ended March 31, 2002 and an unrealized loss of $191,000 for the nine months ended March 31, 2002.

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

         Unbilled revenue represents revenue earned under contracts in advance of billings. Such amounts are normally converted to accounts receivable within 90 days. Unearned income represent amounts billed or cash received in advance of services performed or cost incurred under contracts. Any anticipated losses on contracts are charged to earnings when identified.

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

         Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and potentially dilutive shares outstanding during the period. Options and warrants to purchase 26,569,043 and 27,380,120 shares of the Company's common stock, par value $0.04 per share (the "Common Stock"), were outstanding at March 31, 2002 and 2001, respectively. A portion of such outstanding options and warrants were dilutive to earnings per share in the quarter ended March 31, 2002, but with respect to the nine month period ended March 31, 2002 and the three and nine month periods ended March 31, 2001, these potentially dilutive options and warrants have not been included in the computation of diluted net loss per share as the impact would have been anti-dilutive.

                               Three months ended March 31     Nine months ended March 31
                                   2002            2001            2002            2001
                               ----------      ----------      ----------      ----------
Basic average shares           83,062,659      56,822,579      78,943,358      48,740,469
Potential dilutive shares       4,116,343              --              --              --
                               ----------      ----------      ----------      ----------
Diluted average shares         87,179,002      56,822,579      78,943,358      48,740,469
                               ==========      ==========      ==========      ==========


ADVERTISING

         The Company expenses advertising costs as incurred. Advertising expense aggregated approximately $39,000 and $62,000, respectively, for the three month periods ended March 31, 2002 and 2001 and $220,000 and $501,000 for the nine month periods then ended.

COMPREHENSIVE INCOME (LOSS)

         Components of comprehensive income are net income (loss) and all other non-owner changes in equity. The only component of other comprehensive income consists of unrealized holding gains/losses on securities available for sale. Total comprehensive income for the quarter ended March 31, 2002 was $659,000 and total comprehensive loss for the nine month period ended March 31, 2002 was $1,230,000. Total comprehensive loss for the three and nine month periods ended March 31, 2001 was $1,920,000 and $13,958,000, respectively.

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

         Since December 2000, FSW has operated charter aircraft for tour operators. In July 2001, FSW entered into an agreement with Vacation Express to create a passenger hub in Orlando-Sanford International Airport. Pursuant to the terms of the agreement, six commercial jet aircrafts originate in six eastern and midwestern cities and serve five Caribbean destinations and Orlando. The Company began operating the service in November 2001 and at December 31, 2001 four (4) aircraft were in operation and two (2) additional aircraft began operating during the quarter ended March 31, 2002.

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

         On July 10, 2001, the Company acquired certain net assets, liabilities and the business of a home technology company located in Atlanta, GA for an aggregate purchase price of $1,255,000, which was paid by delivery of a cash payment ($275,000), Common Stock (975,556 shares) and a four-year term promissory note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated approximately $1,184,184 which was allocated to goodwill.

         In September 2001, LST commenced its national franchising program. In connection with the franchising program, LST has completed the sale of franchise licenses in 13 markets located primarily in the south and southeastern United States. In addition, LST owns and operates the Charlotte, NC and Atlanta, GA markets.

         On April 17, 2002 the Company signed a letter of intent to raise $4.35 million in cash and other assets through the sale of a 25% interest in its home technology business to Princeton Mining Company ("PRNM"). The transaction is expected to close no later than June 30, 2002, at which time LST will become a wholly-owned subsidiary of PRNM. Under the terms of the letter of intent, at closing, the Company will receive 16,000,000 shares of PRNM common stock, which is expected to represent approximately 75% of the outstanding stock of PRNM. Upon assuming control of PRNM through this transaction, RCG anticipates changing PRNM's name to reflect the new corporate direction. The transaction is contingent upon PRNM having no more than 5.5 million shares outstanding at closing. The transaction is expected to add approximately $1.3 million of cash and $3.05 million of other assets to the existing assets of LST.

Internet/Technology Solutions

         The Company's Internet/Technology Solutions business is the result of the acquisitions of Avenel Alliance, Inc. ("Alliance") in February 2001 and Logisoft Corp. (formerly Logisoft Computer Products Corp.), and its wholly-owned subsidiary eStorefronts.net Corp. (together with Logisoft Corp., "Logisoft") in June 2001. Avenel Alliance was a wholly-owned subsidiary of Avenel Ventures, Inc. ("Ventures"), which was also acquired by the Company in February 2001.

         The Company's Internet/Technology Solutions business provides integrated products and services to assist customers in meeting their strategic technology initiatives. The Company's products and services include software distribution to the educational market and corporate customers, full service Internet development, Internet site hosting and co-location and Internet business development services encompassing partner site management and marketing. In its Internet business development and marketing services, the Company generally participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

         The Company's consolidated results of operations include the results of operations of each of the acquired companies discussed above for the period from each respective purchase date through March 31, 2002 and 2001.

Pro Forma Results of Operations

         Following is selected pro forma consolidated financial information reflecting the Company's acquisitions of IASL, DMM, Ventures, LST and Logisoft as if such acquisitions had occurred as of the beginning of the nine month period ended March 31, 2001 (in thousands, except share amounts):

     Revenue.............................................     $    13,712
     Net loss from continuing operations.................     $   (22,014)
     Net loss............................................     $   (22,595)
     Net loss per share..................................     $      (.32)
     Weighted average shares.............................      70,292,464

NOTE 3. DISCONTINUED OPERATIONS

Commercial Real Estate

         In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, GA area. In August 2001, the Company completed the sale of all of the outstanding shares of the capital stock of the Company's subsidiary which owned the commercial real estate business in exchange for cash ($312,500) and a 60-day note receivable ($62,500), which was collected in October 2001. The Company realized a gain of approximately $576,000 on the sale in the quarter ended September 30, 2001. The Company's financial statements for the periods ended March 31, 2001 have been reclassified to reflect the commercial real estate business as a discontinued operation.

Residential Real Estate

         In fiscal 1999, the Company discontinued its residential real estate development operations. Residential real estate operations included developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. The Company completed the disposal of its residential real estate business in fiscal 2001.

NOTE 4.  INVESTMENTS

         Investments consist of the following (in thousands):

                                     March 31, 2002                     June 30, 2001
                                     --------------                     -------------
                                          Gross                             Gross
                                       Unrealized      Fair               Unrealized      Fair
                              Cost        Gains       Value       Cost       Gains       Value
                             ------      ------      ------      ------      ------      ------
Equity securities            $1,079      $  722      $1,801      $1,020      $   88      $1,108
Certificates of deposit          50          --          50          99          --          99
                             ------      ------      ------      ------      ------      ------

                             $1,129      $  722      $1,851      $1,119      $   88      $1,207
                             ======      ======                  ======      ======      ======
Stock purchase warrants                                 423                                 385
                                                     ------                              ------
                                                     $2,274                              $1,592
                                                     ======                              ======

         The Company's certificates of deposit at March 31, 2002 are pledged as collateral security for the Company's letters of credit for office space leases.

         As of March 31, 2002, $1,494,000 of the Company's equity securities and $300,000 of its stock purchase warrants related to Team Sports Entertainment, Inc.

NOTE 5.  GOODWILL

         The changes in goodwill, by segment, for the nine month period ended March 31, 2002, are as follows:


                                               Aviation     Internet/
                                                Travel     Technology       Home
                                               Services     Solutions      Technology    Corporate        Total
                                               --------     ---------      ----------    ---------        -----
Balance at June 30, 2001                         $939        $ 8,263         $7,696        $1,000        $ 17,898
Cumulative effect of change in accounting                                                                      --
   principle (adoption of FAS 142)                 --           (693)            --            --            (693)
                                                 ----        -------         ------        ------        --------
Balance on July 1, 2001                           939          7,570          7,696         1,000          17,205
Goodwill acquired during period                    --             --          1,184            --           1,184
Other goodwill adjustments                         --             16             15            --              31
                                                 ----        -------         ------        ------        --------
Balance at March 31, 2002                        $939        $ 7,586         $8,895        $1,000        $ 18,420
                                                 ====        =======         ======        ======        ========

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

         In July 2001, the Company acquired a home technology business in the Atlanta, GA market, which resulted in the recording of $1,184,000 in goodwill. The other goodwill adjustments relate to resolutions of contingencies that existed as of the dates that the related businesses were acquired by the Company.

Reported net income (loss) adjusted for the amounts of goodwill amortization recorded by the Company prior to the adoption of FAS 142 is as follows:

                                                                       Three months ended March 31,    Nine months ended March 31,
                                                                             2002      2001                2002           2001
                                                                            -----    ---------           ---------     ----------
Reported income (loss) before cumulative effect of change
   in accounting principle .........................................        $  25    $  (1,856)          $  (1,300)    $  (13,894)
Add back: Goodwill amortization ....................................           --          543                  --          1,182
                                                                            -----    ---------           ---------     ----------
     Adjusted income (loss) before cumulative effect of change in
        accounting principle .......................................           25       (1,313)             (1,300)       (12,712)
Cumulative effect of change in accounting principle ................           --           --                (693)            --
                                                                            -----    ---------           ---------     ----------

     Adjusted net income (loss) ....................................        $  25    $  (1,313)          $  (1,993)    $  (12,712)
                                                                            =====    =========           =========     ==========
Basic and diluted net income (loss) per share:
Reported income (loss) before cumulative effect of change in
   accounting principle ............................................        $  --    $   (0.04)          $   (0.01)    $    (0.28)
Add back: Goodwill amortization ....................................           --         0.01               --              0.02
                                                                            -----    ---------           ---------     ----------
     Adjusted income (loss) before cumulative effect of change in
        accounting principle .......................................           --        (0.03)              (0.01)         (0.26)
Cumulative effect of change in accounting principle ................           --           --               (0.01)            --
                                                                            -----    ---------           ---------     ----------
     Adjusted net income (loss) ....................................        $  --    $   (0.03)          $   (0.02)    $    (0.26)
                                                                            =====    =========           =========     ==========

    The effect of the adoption of FAS 142 on the quarter ended September 30, 2001 was to increase the Company's reported net loss of $724,000 ($.01 per share) by the amount of the cumulative effect of change in accounting principle measured as of July 1, 2001, $693,000 ($.01 per share), to $1,417,000 ($.02 per share).

NOTE 6.  NOTES PAYABLE

         Notes payable consists of the following (in thousands):

                                                                                                             March 31,  June 30,
                                                                                                               2002       2001
                                                                                                             -------      -----
Notes payable - due on demand with an interest rate of 12% and unsecured                                     $   310      $ 425
Note payable - due on demand bearing interest at the prime rate plus 1.0% and secured by assets pledged
      by an affiliate of the Company                                                                             100         --
Notes payable - due on demand with interest imputed at 8% and unsecured                                          488         57
Mortgage payable to a bank in monthly installments of $1,751, including interest
       at 7.96% through October 2015 and collateralized by a building                                            179        186
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005
       with monthly interest at 8.00% and collateralized by home technology accounts receivable                  226         --
Note payable - due in July 2002 with interest at 10% and collateralized by certain home technology assets        300         --
Note payable - due in July 2002 with interest at 12% and unsecured                                               200         --
Note payable - due in July 2002 with interest at 10% and unsecured                                               200         --
Note payable - due in September 2002 with interest at 12% and collateralized by certain home technology
      accounts receivable and inventory (1)                                                                      650         --
Note payable - $200,000 due December 31, 2002 and $600,000 due December 31, 2003 with interest at 12% and
      collateralized by certain aviation travel service business assets (2)                                      800         --
                                                                                                             -------      -----
                                                                                                               3,453        668
Less current maturities                                                                                       (2,491)      (489)
                                                                                                             -------      -----

Long-term portion                                                                                            $   962      $ 179
                                                                                                             =======      =====

(1) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $0.65 of outstanding principal and interest.

(2) In connection with this note, the Company issued 500,000 shares of restricted stock and 300,000 warrants to purchase its Common Stock at a price of $0.35 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $0.30 or a 25% discount. The Company can force the debt holder to convert to stock at $1.00 per share under certain conditions.

NOTE 7.  INCOME TAXES

         As of March 31, 2002, the Company had approximately $36,800,000 of net operating loss carry forwards ("NOLs") for federal income tax purposes, which expire between 2019 through 2021. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to the substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOLs could be limited.

         In January 2002, the Company received an Internal Revenue Service report on the Company's 1996 and 1997 and one of its subsidiary's 1994 and 1995 tax returns, which the Company has appealed. At March 31, 2002 and June 30, 2001, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 8.  ISSUANCE OF COMMON STOCK

         In July 2001, the Company issued 975,556 shares of restricted Common Stock in connection with the acquisition of a home technology business.

         In September 2001, the Company issued 11,428 shares of restricted Common Stock from treasury stock in connection with the payment of certain legal fees.

         In December 2001, the Company issued 795,599 shares of Common Stock with an aggregate market value of approximately $165,000 in connection with the payment of a loan origination fee, legal expenses, investor relation services and general and administrative expenses. Of the $165,000, the Company recorded approximately $133,000 as deferred debt expense, which is being amortized over two years, the term of the note.

         The Company's purchase agreements for LST and Logisoft provide for 2,000,000 and 500,000 additional shares of Common Stock, respectively, to be issued to certain parties, contingent upon operating performance criteria for each company acquired. In October 2001 and March 2002, the Company issued 20,834 and 62,500 shares of Common Stock, respectively, representing additional shares earned in accordance with the Logisoft purchase agreement. No additional shares have been earned in accordance with the LST purchase agreements.

         In December 2001, the Company's Board of Directors approved a private placement of up to 10,000,000 shares of the Company's restricted Common Stock at a price of $0.10 per share. The Company is managing the private placement directly and, as a result, will not incur any investment banking fees. The Company sold 2,500,000 shares under the private placement in December 2001, 5,510,000 shares in the quarter ended March 31, 2002, and expects to complete the sale of the remaining 1,990,000 shares on or before May 31, 2002.

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

         In fiscal 2001, the Company adopted a stock compensation plan (the "Option Plan"). The Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company's Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board of Directors. The Option Plan allows participants to purchase Common Stock of the Company at prices set by the Board of Directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unexercised options expire 10 years after the date of grant unless otherwise specified by the Board of Directors. There are 20,000,000 shares authorized for the granting of incentive stock options under the Option Plan. In the nine months ended March 31, 2002, the Company issued qualified and non-qualified options to certain employees under the Option Plan to purchase 1,775,000 shares of Common Stock and cancelled options of terminated employees to purchase 2,049,625 shares of Common Stock. The following table summarizes the Company's outstanding options:

              March 31, 2002                                                June 30, 2001
              --------------                                                -------------
                                                 Vesting                                                Vesting
                 Exercise          Term          Period                         Exercise     Term       Period
     Shares        Price          (Years)        (Months)           Shares       Price      (Years)    (Months)
     ------        -----          -------        --------           ------       -----      -------    --------
      705,000  $        0.18        10 *             48 *                 --    $    --        --             --
    3,370,000    0.25 to .28        10            12 to 48         2,940,000       0.25        10          12
    2,300,000           0.70        10               12            3,100,000       0.70        10       12 to 48
    1,000,000           0.75        10                  --         1,000,000       0.75        10             --
      123,069           0.78        10               18              220,628       0.78        10         18
      257,500           0.84        10            36 to 42           480,000       0.84        10       36 to 42
      738,354           0.85        10            12 to 38         1,027,650       0.85        10       12 to 38
      270,000           0.95        10            12 to 46           270,000       0.95        10       12 to 46
      100,000           1.00        10               46              100,000       1.00        10          46
      500,000           1.44        10                  --           500,000       1.44        10             --
      125,000           3.00        10                  --           125,000       3.00        10             --
    ---------                                                      ---------
    9,488,923                                                      9,763,278
    =========                                                      =========



* 250,000 non-qualified options issued to an employee in December 2001 have a three-year term and are fully vested.

Of the outstanding options at March 31, 2002, 7,746,539 are exercisable.

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

The following table summarizes the Company's outstanding warrants:


            March 31, 2002                         June 30, 2001
-----------------------------------    ----------------------------------
               Exercise      Term                      Exercise    Term
   Shares        Price     (Months)      Shares         Price    (Months)
   ------        -----     --------      ------         -----    --------
  5,556,377     $ 0.04        54        5,556,377       $ 0.04      54
    300,000       0.35        36               --           --      --
    400,000       0.50       120          400,000         0.50     120
  4,753,743       0.75       120        4,753,743         0.75     120
    100,000       0.81        48          100,000         0.81      48
     10,000       1.00        --           10,000         1.00      --
     50,000       1.10        36           50,000         1.10      36
    675,000       1.75        --          600,000         1.75      --
    575,000       3.00          *         575,000         3.00        *
  3,625,000       4.00       120*       3,625,000         4.00     120*
 ----------                            ----------
 16,045,120                            15,670,120
 ==========                            ==========

* All of the $3.00 warrants and 575,000 of the $4.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

         At March 31, 2002, all of the above warrants are exercisable, except for 555,638 with an exercise price of $0.04 which vest on December 31, 2002, 100,000 with an exercise price of $0.81 that vest over 36 months, and 50,000 with an exercise price of $1.75 that vest upon performance of certain services.

         The total compensation cost recognized during the nine month periods ended March 31, 2002 and 2001 for these awards was $19,000 and $6,923,000, respectively. Compensation costs were $7,000 and $220,000, respectively, for the three month periods ended on March 31, 2002 and 2001, respectively.

NOTE 10:  GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

Following is a summary of the Company's general and administrative expenses (in thousands):

                                      Three months Ended March 31,     Nine months Ended March 31,
                                      ----------------------------     ---------------------------
                                        2002             2001            2002            2001

Compensation expense                   $   831           $  584          $3,048          $1,314
Legal and professional fees                130              160             380             623
Public and investor relations              (46)              67              28             148
Marketing and advertising                   39               62             220             501
Rent expense                               136               68             465             164
Insurance                                   84               57             280             137
Telecommunications                          51               60             230             106
Office and printing expense                145               85             352             329
Travel and entertainment                    60               66             220             156
Other                                      150               68             288             188
                                       -------           ------          ------          ------
                                       $ 1,580           $1,277          $5,511          $3,666
                                       =======           ======          ======          ======

         Public and investor relations expenses were reduced by $90,000 during the quarter ended March 31, 2002 as a result of the favorable settlement of a contract with a service provider.

NOTE 11. RELATED PARTY TRANSACTIONS

         In fiscal 2001, Michael D. Pruitt, the President, Chief Executive Officer and a director of the Company, and a company owned by Mr. Pruitt made loans to the Company. Also, in the quarter ended December 31, 2001, Mr. Pruitt loaned the Company $50,000 which was repaid to Mr. Pruitt in December 2001. At March 31, 2002, notes and advances due to affiliates of the Company consist of the following (in thousands):

         Note payable to Mr. Pruitt                         $  100
         Advance payable to Mr. Pruitt                          45
         Notes payable to a company owned by Mr. Pruitt        118
                                                            ------

                                                            $  263
                                                            ======

         The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

         Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for the Company's home technology business. At March 31, 2002, the balance outstanding on this bank facility was $100,000.

         Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina and in another company that is a franchisee of the Company's home technology business in three locations in the state of Maryland. During the quarter ended March 31, 2002, $80,000 of the notes payable to a company owned by Mr. Pruitt was used as payment for the purchase price of two Maryland franchise locations of the Company's home technology business.

         Paul B. Johnson, a director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market.

NOTE 12.  BUSINESS SEGMENT INFORMATION

         Information related to business segments for the Company's continuing operations is as follows (in thousands):

Three months ended March 31, 2002:            Aviation                Internet/
                                              Travel       Call       Technology        Home
                                             Services     Center      Solutions      Technology    Corporate     Total
                                             --------     ------      ---------      ----------    ---------     -----
Revenue                                       $6,669      $  14       $  2,233       $    629       $  202      $ 9,747
Income (loss) from continuing operations         300        (14)           (69)          (359)         160           25
Identifiable assets                            5,006        380         10,445         10,361        3,693       29,885
Capital expenditures                              10         --             28             61           --           99
Depreciation and amortization                     25          4             58             21            4          101


Three months ended March 31, 2001:           Aviation                 Internet/
                                              Travel       Call       Technology        Home
                                             Services     Center      Solutions      Technology    Corporate     Total
                                             --------     ------      ---------      ----------    ---------     -----
Revenue                                       $3,905      $  68       $     67       $     --       $  130      $ 4,170
Income (loss) from continuing operations         (67)      (319)          (256)            --         (901)      (1,543)
Identifiable assets                            1,796      5,120          5,524             --        2,369       14,809
Capital expenditures                              --         --             --             --           --           --
Depreciation and amortization                     72        291            191             --           --          554


Nine months ended March 31, 2002:            Aviation                 Internet/
                                              Travel       Call       Technology        Home
                                             Services     Center      Solutions      Technology    Corporate     Total
                                             --------     ------      ---------      ----------    ---------     -----
Revenue                                       $17,021     $  50       $  6,800       $  2,366       $  279      $26,516
Income (loss) from continuing operations         621        (85)          (575)          (660)      (1,177)      (1,876)
Identifiable assets                            5,006        380         10,445         10,361        3,693       29,885
Capital expenditures                              11         --             65            148            1          225
Depreciation and amortization                     37         13            170             57            8          285


Nine months ended March 31, 2001:            Aviation                 Internet/
                                              Travel       Call       Technology        Home
                                             Services     Center      Solutions      Technology    Corporate     Total
                                             --------     ------      ---------      ----------    ---------     -----
Revenue                                       $6,181      $ 169       $     67       $     --       $  130      $ 6,547
Income (loss) from continuing operations      (1,429)      (779)          (256)            --       (10,850)    (13,314)
Identifiable assets                            1,796      5,120          5,524             --        2,369       14,809
Capital expenditures                              41         22             --             --            8           71
Depreciation and amortization                    344        680            191             --           --        1,215

         Corporate includes certain investment banking activities that were acquired by the Company as a part of the acquisition of Ventures in February 2001.

         The Company's sales are primarily to customers in the United States of America. International sales are minimal.

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

         The following table summarizes results of operations by business segment for the Company's continuing operations (in thousands):

                                       Three Months Ended March 31, 2002      Three Months Ended March 31, 2001
                                       ---------------------------------      ---------------------------------
                                                    Gross       Income                      Gross         Income
                                       Revenue     Profit       (Loss)        Revenues      Profit        (Loss)
                                       -------     ------       ------        --------     ---------      ------
Aviation Travel Services               $6,669      $ 707       $    306       $  3,905       $  386      $   (67)
Telecommunications Call Center             14         14            (14)            68           68         (319)
Home Technology                         2,233        210           (359)            --           --         (256)
Internet/Technology Solutions             629        411            (69)            67           67           --
Corporate                                 202        202            161            130          130         (901)
                                       ------      -----       --------       --------       ------      -------

                                       $9,747     $1,544       $     25       $  4,170       $  651      $(1,543)
                                       ======     ======       ========       ========       ======      =======


                                       Nine Months Ended March 31, 2002        Nine Months Ended March 31, 2001
                                       --------------------------------        --------------------------------
                                                    Gross       Income                      Gross         Income
                                       Revenue     Profit       (Loss)        Revenues      Profit        (Loss)
                                       -------     ------       ------        --------     ---------      ------
Aviation Travel Services              $17,021     $1,500       $    621       $  6,181       $  161      $(1,429)
Telecommunications Call Center             50         50            (85)           169          169         (779)
Home Technology                         6,800        844           (660)            --           --           --
Internet/Technology Solutions           2,366      1,463           (575)            67           67         (256)
Corporate                                 279        279         (1,177)           130          130      (10,850)
                                       ------      -----       --------       --------       ------      -------

                                      $26,516     $4,136       $ (1,876)      $  6,547       $  527     $(13,314)
                                      =======     ======       ========       ========       ======     ========

Results of Continuing Operations

         The Company's revenues in the three and nine months ended March 31, 2002 were $9,747,000 and $26,516,000, respectively, compared to $4,170,000 and
$6,547,000, respectively, in the same periods a year ago. The increase in the current period is due to the newly acquired businesses and the expanded charter aviation business. These increases were partially offset by the termination of the jet shuttle services and a decline in the call center operations. Revenue reported in the Corporate segment relates primarily to fees received for investment banking services.

         During the three month period ended March 31, 2002, sales to Vacation Express ("VEX"), a customer of the Company's Aviation Travel Services business, represented 66% of the Company's consolidated revenue. For the nine month period then ended, sales to VEX and Aviation Network Services, also a customer of the Company's Aviation Travel Services business, represented 50% and 13%, respectively, of the Company's consolidated revenue.

         Gross profit in the three and nine months ended March 31, 2002 was $1,544,000 and $4,136,000 compared to $651,000 and $527,000, respectively, in the same periods a year ago. The increases in the current period are due to the newly acquired businesses, the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit.

         In the three and nine months ended March 31, 2001, the Company recognized $220,000 and $6,923,000, respectively, of non-cash expense related to the issuance of stock options and warrants. The Company incurred only $7,000 and $19,000 of any such expense in the three and nine months ended March 31, 2002, respectively, because the Company granted fewer compensatory options and warrants in the current year.

         Selling, general and administrative expenses-other in the three and nine months ended March 31, 2002 was $1,580,000 and $5,511,000, respectively, compared to $1,277,000 and $3,666,000, respectively, in the comparable periods a year ago. These increases are due to expenses of the newly acquired businesses and increased staff in the aviation travel services business to support its expanded charter operations partially offset by reduced corporate expenses, settlement of a contract with a service provider that reduced expenses during the quarter ended March 31, 2002 by $90,000, and by lower marketing expenses, particularly in the nine month period, due to the termination of the jet shuttle service.

         Bad debt expense in the three and nine months ended March 31, 2002 was $20,000 and $85,000, respectively, and is related to the newly acquired businesses.

         The Company's depreciation and amortization expense in the three and nine month periods ended March 31, 2002 was $101,000 and $285,000, respectively, compared to $554,000 and $1,215,000, respectively, in the same periods a year ago. The decrease is due primarily to the discontinuance of goodwill amortization ($1,182,000 for the nine months ended March 31, 2001) in accordance with FAS 142 offset partially by depreciation of the fixed assets of newly acquired businesses.

         In the three and nine month periods ended March 31, 2002, the Company incurred $93,000 and $186,000, respectively, of net interest expense related to its debt portfolio, which increased from $668,000 at June 30, 2001 to $3,453,000 at March 31, 2002. During the three and nine months ended March 31, 2001, the Company recorded net interest income of $13,000 and $37,000.

         In the quarter ended March 31, 2002, the Company recorded a net gain on investments of $282,000 of which $166,000 relates to market adjustments of warrants and $116,000 represents realized gains on sales of securities. For the nine month period ended March 31, 2002, the Company recognized a net loss on investments of $97,000. These results are reported primarily in the Corporate segment results. The results for the nine months ended March 31, 2002 also include a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises.

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

Liquidity and Capital Resources

         The net loss in the nine months ended March 31, 2002 of $1,993,000 was offset by increases to shareholders' equity related to a business acquisition, a capital contribution, unrealized gains on marketable securities of $634,000 and sale of common stock resulting in a net increase in shareholders' equity of $601,000. This increase was $1,294,000 excluding the impact of the adoption of FAS 142.

         In the nine months ended March 31, 2002, continuing operations used $3,060,000 of cash and discontinued operations provided $150,000 of cash. Note payable proceeds of $2,553,000 and sale of common stock offset this decrease resulting in a net cash increase of $112,000 for the nine months ended March 31, 2002. At March 31, 2002, the Company had working capital of $162,000, including cash and cash equivalents of $1,398,000 and investments of $2,274,000.

         The Company's aviation travel service business was cash flow positive in the current quarter, as it has been for the entire fiscal year. The Company expects cash flow from this business to increase again in the fourth quarter of fiscal 2002 when the full schedule of flights under its leisure charter contract are in place for the entire quarter. This contract is expected to generate $32,000,000 in annual revenues and $1,500,000 to $2,000,000 of annual cash flow. Six (6) aircraft were in operation under the contract at March 31, 2002. The Company continues to service its existing contracts and to market complementary flights to further utilize the aircraft it has under contract.

         The Company is in the process of re-establishing the operations of its 35-seat telecommunication call center, which will also provide support to its aviation travel services business as a reservations and customer care center for airlines, tour operators and for internal programs for which the Company will take reservations from travelers. The Company expects the call center to break even during the second quarter of fiscal 2003.

         In the quarter ended September 30, 2001, the Company implemented a national franchising program for its home technology business. Since its launch, the Company has sold 13 geographic markets to franchisees, primarily in the south and southeastern United States. During the three and nine month periods ended March 31, 2002, the Company recognized revenue for the sale of five and 12 franchises sold, respectively. Total revenue from franchise sales and royalties was $253,000 and $591,000, respectively, for the three and nine month periods ended March 31, 2002. For the nine months ended March 31, 2002, the Company's home technology business reported a loss of $660,000 due primarily to investments made in the establishment and growth of the franchising program and losses in the two markets that the Company presently operates, Charlotte, NC and Atlanta, GA. For the quarter ended March 31, 2002 the home technology business reported a loss of $359,000 due to increased staffing to support franchisor operations and lower sales in its two owned markets. Sales in the Company's two owned markets for the March 31, 2002 quarter decreased by $272,000 from the previous quarter due to seasonality and the impact of a customer selectivity program in which certain builder relationships were terminated, to allow the Company to focus on building relationships with higher end builders and in the commercial market. The continued implementation of the franchise plan and the development of its owned markets are expected to result in reduced, but continued operating losses for the near term. In April 2002, the Company signed a binding letter of intent to sell a 25% interest in its home technology business for cash of $1,300,000 and other assets of approximately $3,050,000 (the "Princeton Transaction"). The Princeton Transaction is expected provide the business additional capital to continue implementing its business plan to build a national operation.

         In fiscal 2002, the Company has proceeded with the development of its Internet/technology solutions business through the expansion of its products, services and its sales force while reducing its operating expenses. The Company's Internet/Technology solutions business has reduced its loss from operations in each of the last three (3) quarters as a result of revenue growth and cost control. During the quarter ended March 31, 2001, the Internet/Technology Solutions business reported a loss of $69,000 and achieved a break-even result excluding depreciation, interest and taxes (EBITDA), versus a loss of $168,000 in the quarter ended December 31, 2001. The Company expects these improvements in operating results to continue.

         Also, the Company's corporate expense in the current nine months decreased from a year ago due to the issuance of fewer stock options and warrants, staff reductions, favorable settlement of a contract with a service provider and other costs saving measures. The Company expects to realize additional corporate savings during the last quarter of fiscal 2002. In addition, The Company recorded $202,000 in revenue from advisory services during the quarter ended March 31, 2002.

         In addition to the operational improvements and the funding transaction for the home technology business discussed above, the Company in December, 2001 obtained an $800,000 term loan and commenced a $1,000,000 private placement sale of Common Stock. Through March 31, 2002, the Company had received $801,000 from the private placement program and expects to receive the remaining $199,000 on or before May 31, 2002. The Company continues to actively pursue debt and equity financing alternatives to provide additional cash to support operations and growth. The Company believes its existing balances of cash and cash equivalents and investments combined with operating cash flows, funds to be raised as a result of the Princeton Transaction and the proceeds from the private placement sale of Common Stock will be sufficient to meet working capital and capital expenditure requirements of our continuing operations. The Company may need additional debt or equity financing depending upon its ability to grow its businesses or improve cash flow from operations or if the Princeton Transaction is delayed or does not close. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then-current stockholders would be diluted.

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

ITEM 2. CHANGES IN SECURITIES

         Since July 1, 2001, the Company has issued 9,875,917 shares of restricted Common Stock in connection with the following transactions:

         (i) In July 2001, the Company issued 975,556 shares of restricted Common Stock in connection with the acquisition of a home technology business located in Atlanta, GA;

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

         (viii) In the period from December 2001 to May 14, 2002, the Company issued an aggregate of 8,010,000 shares of restricted Common Stock in connection with a private placement sale of Common Stock; and

         (ix) In March 2002, the Company issued 62,500 shares of restricted Common Stock to former shareholders of Logisoft in exchange for Logisoft reaching certain performance criteria set forth in the purchase agreement governing the Company's acquisition of Logisoft.

         The securities issued in connection with the Company's acquisition of Logisoft, the home technology businesses and the private placement of Common Stock referenced above were issued without registration under the Securities Act in reliance upon the exemption in Regulation D promulgated under Section 4(2) of the Securities Act. The Company based such reliance on factual representations made to the Company by the recipients of such securities as to such recipients' investment intent and sophistication, among other things.

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

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                 2.1 Stock Purchase Agreement between the Company and the majority of the stockholders of LST (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 18, 2001).

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

         (b)      Financial Reports on Form 8-K

                  The Company has filed the following reports on Form 8-K and 8-K/A with the SEC since December 31 , 2001:

                        (i) The Company filed a Current Report on Form 8-K with the SEC on February 7, 2002 reporting under Item 4 of such report the change in the Company's certifying accountant. The Company amended this filing with the Form 8/KA filing on February 22, 2002.

                        (ii) The Company filed a Current Report on Form 8-K with the SEC on April 22, 2002 reporting under
                                 Item 5 that the Company signed of a letter of intent to raise $4,350,000 in cash and other assets through the sale of a minority interest of approximately 25% in the Company's home technology business.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           eResource Capital Group, Inc.

Date: May 14, 2002                             By: /s/ John W. Van Heel
                                                   -----------------------------
                                                       John W. Van Heel
                                                       Vice President, Treasurer

                                  Exhibit Index


         2.1 Stock Purchase Agreement between the Company and the majority of the stockholders of LST (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 18, 2001).

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