Form 10KSB
period 2002-06-30
ERESOURCE CAPITAL GROUP INC
filed 2002-09-30
CIK 722839

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2002
         ---------------------------------------------------------------

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from --------------------- to------------

                         Commission file number    1-8662

                          eRESOURCE CAPITAL GROUP, INC.
                         -------------------------------
                 (Name of small business issuer in its charter)


            DELAWARE                                  23-2265039
           ----------                              ----------------
   (State or other jurisdiction of
     incorporation or organization)         (I.R.S. Employer Identification No.)

              5935 CARNEGIE BLVD, SUITE 101, CHARLOTTE, NC 28209
       -------------------------------------------- -------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number (704) 553-9330
                          --------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of each class               Name of each exchange on which registered
   Common Stock, par value, $0.04                American Stock Exchange
   ------------------------------               ------------------------
Securities registered under Section 12(g) of the Exchange Act: NONE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year (12 months ending
June 30, 2002):    $40,723,866

The aggregate market value of the voting common equity held by non-affiliates as of September 20, 2002 was $10,551,500.

The number of shares outstanding of each of the issuer's Common Stock as of
September 20, 2002:   12,408,820




                                TABLE OF CONTENTS

                                                                                                                       Page
       PART I
       ITEM 1.         Description of Business                                                                           3
                       General                                                                                           3
                       Aviation Travel Services                                                                          4
                       Home Technology                                                                                   4
                       Technology Solutions                                                                              5
                       Telecommunications Call Center                                                                    5
                       Recent Business Developments                                                                      5
                       Factors Affecting Future Results and Forward-looking Statements                                   5
                       Stratos Inns Concept                                                                             12
                       Discontinued Operations                                                                          12
                       Employees                                                                                        12
                       Recent Accounting Pronouncements                                                                 12
       ITEM 2.         Properties                                                                                       13
       ITEM 3.         Legal Proceedings                                                                                13
       ITEM 4.         Vote of Security Holders                                                                         13
       PART II
       ITEM 5.         Market for Registrant's Common Equity and Related Stockholder Matters                            13
       ITEM 6.         Management's Discussion and Analysis of Financial Condition and Results of Operations            15
       ITEM 7.         Financial Statements                                                                             20
       ITEM 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure             47
       PART III
       ITEM 9.         Directors and Executive Officers                                                                 47
       ITEM 10.        Executive  and Director Compensation                                                             48
       ITEM 11.        Security Ownership of Certain Beneficial Owners and Management                                   50
       ITEM 12.        Certain Relationships and Related Transactions                                                   51
       PART IV
       ITEM 13.        Exhibits List and Reports on Form 8-K                                                            53


PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

    eResource Capital Group, Inc. and its subsidiaries ("RCG", "We" or the "Company") is a network of travel and entertainment and technology services companies brought together under one operating company to benefit from synergistic relationships and the infusion of intellectual and capital resources. The Company is engaged in the operation of aviation travel services, home technology and technology solutions businesses and a call center operation. RCG is a Delaware corporation incorporated in 1982. The Company's fiscal year ends on June 30.

    In fiscal 2001, the Company brought in new executive management and modified its business plan to focus on acquiring and enhancing travel and entertainment and technology services companies and, as a result, acquired companies in the telecommunications call center, home technology and technology solutions business segments. The Company also brought in new management to its aviation business and completed the acquisition of an aviation services company that, together, have expanded that business into a highly specialized travel organization that delivers a unique turnkey air service. This air travel services business generated $27 million in revenue in fiscal 2002 and has contracts with two affiliates of the largest air inclusive tour operator in the world. As a result of this growth, the Company has increased its focus on the travel and entertainment sector and plans to continue to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel and entertainment sectors. The Company is in the early phases of our expanded strategy and continues to focus on existing operations as well as our efforts to implement this strategy.

    At different times prior to fiscal 2000, the Company operated businesses in several industries including drug-screening, computer software and residential and commercial real estate development, all of which have now been discontinued. During fiscal 2000, the Company, under the name flightserv.com, Inc. was engaged in the development of an Internet website to provide access to private aviation travel services. In March 2000, the Company launched its private aviation program, called Private SeatsTM. The Company was able to generate only minimal customer bookings through the Private SeatsTM program and did not book any flights under this program after June 2000.

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

AVIATION TRAVEL SERVICES

    flightserv.com, Inc. ("flightserv"), headquartered in Atlanta, GA, is a nationally recognized airline and travel program management company providing tour operators, corporate travel departments, sports teams and casinos with cost effective and reliable charter air transportation on a scheduled and ad-hoc basis. flightserv acts as a program manager by providing turnkey charter services including aircraft and related services such as ground support and aircraft fueling, passenger service and support, and real-time flight tracking. flightserv also provides its clients with Internet-ready reservations services and aviation consulting. flightserv differentiates itself in the charter travel industry by focusing on full program management services, which combines the functions of aircraft brokerage, flight operations, airport operations, contract negotiation between clients and air service providers, airport subsidy negotiations and consumer marketing. flightserv does not own or operate any aircraft.

    Flightserv has an agreement with Vacation Express, a member of the MyTravel Group, ending in December 2004, to operate a passenger hub at the Orlando-Sanford International Airport. Pursuant to the terms of the agreement, six commercial jet aircraft originate in six eastern and mid-western cities and serve five Caribbean destinations and Orlando, Florida. Also, in July 2002, flightserv entered into a three-year agreement with Suntrips, Inc., a sister company of Vacation Express in the MyTravel Group, to operate scheduled weekly flights between three west coast cities and two Mexican destinations. The majority of the revenue of flightserv and the Company is generated pursuant to these contracts. During the three month period ended June 30, 2002, sales to Vacation Express, represented approximately 63% of the Company's consolidated revenue. For the fiscal year then ended, sales to Vacation Express represented approximately 54% of consolidated revenue.

    The Company acquired Internet Aviation Services, Ltd. ("IASL"), a leisure and business travel services company which provided charter aviation services, in August 2000. IASL was integrated into our aviation travel services business through our flightserv subsidiary.

    In fiscal 1999 and 2000, flightserv developed an Internet web site to provide access to private jet flight and travel services. The web site was launched on March 9, 2000 and featured our Private SeatsTM program which was designed to aggregate individual demand for private jet travel between designated cities to make chartering of an aircraft economical for the charter operator and individual travelers. From April 17, 2000 through June 30, 2000, flightserv chartered a limited number of flights. Thereafter, flightserv did not generate any revenue from the Private SeatsTM program. From October 2000 through December 2001, flightserv provided charter aircraft services to Cancun, Mexico and Tunica, Mississippi under a separate program.

HOME TECHNOLOGY

     The Company operates its home technology business through its subsidiary LST, Inc., d/b/a Lifestyle Technologies ("Lifestyle"). Lifestyle is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. Lifestyle creates relationships with high-end residential homebuilders (those that build residences with value equal to or greater than $250,000) and provides such homebuilders with a basic structured wiring and security package in exchange for an agreement to introduce the homeowner to a Lifestyle sales consultant and to offer the homeowner a visit to the local Lifestyle showroom. While in the showroom, the homeowner is introduced to the complete line of home security, entertainment, lighting, and home office options. Lifestyle has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service provider, broadband and security) to ensure the highest quality and most attractive pricing for the homeowners' needs.

     During fiscal 2001, Lifestyle expanded from its headquarters in Charlotte, NC to Raleigh, NC; Greenville, SC; Columbia, SC and Hilton Head, SC. In the fourth quarter of fiscal 2001, Lifestyle began development of a national franchising program, which was implemented in September 2001. In connection with the franchising program through June 2002, Lifestyle sold its Raleigh, Hilton Head, Greenville and Columbia locations to franchisees and has sold franchises in 14 total markets.

    On April 3, 2001, the Company acquired Lifestyle in exchange of 1,153,525 shares of Common Stock pursuant to certain stock purchase agreements. Including direct acquisition costs, the total purchase price aggregated $7,695,586 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Lifestyle's net assets on the acquisition date aggregating $8,069,669 was allocated to goodwill.

    On July 10, 2001, the Company, through Lifestyle, acquired certain net assets, liabilities and the business of a home technology company located in Atlanta, GA for an aggregate purchase price of $1,255,000, which was paid by delivery of a cash payment ($275,000), Common Stock (139,365 shares) and a four-year term promissory note ($250,000). Including direct acquisition costs, the total purchase price for this business, which is operated as Lifestyle Technologies Atlanta, Inc. ("LSTA") aggregated $1,260,000 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated approximately $1,208,000 which was allocated to goodwill.

TECHNOLOGY SOLUTIONS

     Our technology solutions business is the result of our acquisitions of Avenel Alliance, Inc. ("Avenel Alliance") in February 2001 and Logisoft Corp. (f/k/a Logisoft Computer Products Corp., "Logisoft"), and its wholly-owned subsidiary eStorefronts.net Corp. in June 2001. Avenel Alliance was a wholly-owned subsidiary of Avenel Ventures, Inc. ("Avenel Ventures"), which was also acquired by us in February 2001 and integrated into our corporate unit.

    Our technology solutions business provides integrated products and services to assist customers in meeting their strategic technology initiatives. Our products and services include distribution of third-party published software titles to the educational market and corporate customers, full service Internet development, Internet site hosting and co-location and Internet business development services encompassing partner site management and marketing. In our Internet business development and marketing services business, we generally participate in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

    On February 13, 2001, the Company acquired all of the outstanding capital stock of Avenel Ventures, and its wholly-owned subsidiary Avenel Alliance, in exchange of 957,143 shares of Common Stock pursuant to a stock purchase agreement dated as of November 8, 2000. The total purchase price aggregated $6,834,000 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Avenel Ventures' net assets on the acquisition date aggregating $5,610,000 was allocated to goodwill. This goodwill was allocated to the technology solutions business segment, except for, $1,000,000 that was allocated to the Company's Corporate segment in the Company's adoption of Statement of Financial Accounting Standards ("FAS") No. 142.

    On June 19, 2001, the Company acquired Logisoft in exchange of 785,714 shares of Common Stock pursuant to that certain agreement and plan of merger. The total purchase price aggregated $5,504,879 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Logisoft's net assets on the acquisition date aggregating $4,146,000 was allocated to goodwill. The aggregate purchase price and goodwill were both adjusted in fiscal 2002 by $42,000 to reflect the issuance of earn-out shares to certain members of Logisoft's management.

TELECOMMUNICATIONS CALL CENTER

    We operate our telecommunications call center business through our subsidiary DM Marketing, Inc. ("DMM"). DMM operates a thirty-five seat telecommunications call center located in Pensacola, Florida which is equipped to provide telemarketing, help desk and other services to companies. In fiscal 2001, we determined that we would not develop our Private SeatsTM program and, accordingly, that DMM would not be utilized to provide customer service for the program. Our telecommunication call center provides support to our aviation travel services business as a reservations and customer care center for airlines, tour operators and internal programs for which DMM will take reservations from travelers.

RECENT BUSINESS DEVELOPMENTS

     On September 5, 2002 the Company closed the sale of Lifestyle (the "LFSI Transaction") to Lifestyle Innovations, Inc. ("LFSI"). LFSI is a fully reporting company whose common stock is publicly traded on the over the counter market. Pursuant to the LFSI transaction, Lifestyle became a wholly-owned subsidiary of LFSI and the Company received 16,000,000 shares of LFSI common stock, which represents approximately 79% of the outstanding common stock of LFSI at the closing date. LFSI has agreed to complete a registration statement within 90 days of closing to register the shares of LFSI common stock received by the Company in the LFSI Transaction. The transaction added $320,000 of cash and $50,000 of other assets to the existing assets of Lifestyle. In addition, subsequent to the closing of the LFSI Transaction, a further $300,000 of capital was raised by LFSI during September 2002. The increase in the net assets of LFSI resulting from the LFSI Transaction, approximately $620,000 as of September 30, 2002, will be reported by the Company as minority interest. The Company will continue to consolidate LFSI and report the portion of income or loss attributable to the minority interest as an increase or decrease to the minority interest.

     In September 2002, the Company completed the private sale of 125,000 shares of LFSI common stock, received as a result of the LFSI Transaction, to a private investment bank. The Company sold this stock at $2.00 per share and received proceeds of $250,000 as a result of this sale.

     In September 2002, the Company's aviation travel services business received $262,000 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were impacted directly by the events of September 11, 2001.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

    The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the SEC. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, those set forth below.

    WE MAY NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO CONTINUE TO OPERATE AND GROW OUR BUSINESS.

    The Company believes that its existing balances of cash and cash equivalents and investments, including the proceeds received from the LFSI Transaction (a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement), the September 2002 sale of LFSI stock and a commitment received for $750,000 of additional funding from a private investment bank will be sufficient to meet working capital and capital expenditure requirements of our continuing operations through the end of fiscal 2003 . If we are unable to grow our business or improve our operating cash flows as expected, we suffer significant losses on our investments or are unable to realized adequate proceeds from those investments, including our holdings of LFSI stock, or the investment bank is not able to meet its funding obligation to the Company, then we will need to secure alternative debt or equity financing to provide us with additional working capital. However, there can be no assurance that we will be able to complete such financing if required. If we raise funds through debt financing, then we will incur additional interest expense going forward. If we raise additional funds by issuing additional equity securities, then the percentage ownership of our current stockholders will be diluted. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. In addition, our ability to complete future financings may be affected by the market price of our Common Stock. If adequate funds are not available on acceptable terms, then we will not be able to continue to fund our existing businesses or our planned expansion or take other steps necessary to enhance our business or continue our operations.

    WE HAVE BEEN INCURRING OPERATING LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL ACHIEVE OR SUSTAIN PROFITABILITY.

    We incurred operating losses in our fiscal years ended June 30, 2002, 2001 and 2000. Our fiscal 2000 operating loss included significant losses associated with our aviation businesses and in particular losses associated with the development of our Private SeatsTM program. Our fiscal 2001 operating results included a significant loss from our jet shuttle service based in Norfolk, Virginia, the discontinuance of the Private SeatsTM program and the write-off of goodwill. We have suspended our operations of both the Private SeatsTM and jet shuttle programs and our aviation business reported a reduced operating loss for the year ended June 30, 2002. Certain of our other operating businesses have incurred and continue to incur operating losses. In particular, we have, and continue to, incurr operating losses in connection with our efforts to grow our home technology business. We expect to continue to incur significant operating costs in connection with our efforts to expand our existing businesses and to grow through acquisitions. As a result of these costs and uncertain revenue growth, there can be no assurance that we will achieve or sustain profitability for any annual period.

    THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

    The stock market in general, and the market for travel, entertainment and technology services companies has recently experienced extreme volatility. Similarly, the per share trading price of our Common Stock during the year ended June 30, 2002, as reported by the American Stock Exchange, fluctuated from a high of $6.30 to a low of $0.70. Fluctuations in the price of our Common Stock may occur, among other reasons, in response to:

o        operating results;
o        regulatory changes;
o        economic changes;
o        market valuation of firms in related businesses; and
o        general market conditions.

    In addition, the volume of shares of our Common Stock bought and sold on any trading day has been subject to wide fluctuations which also contributes to fluctuations in the trading price of our Common Stock. The trading price of our Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control. If the market price of our Common Stock decreases, stockholders may not be able to sell their shares of Common Stock at a profit.

    WE MAY BE UNABLE TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE.

    Our Common Stock is presently listed and trading on the American Stock Exchange (the "Exchange"). The Exchange has previously raised the question of whether the Company meets the qualifications for continued listing and may raise such questions in the future. The Company believes that it meets the standards for continued listing but such a determination is subjective and no assurance can be given that the Exchange will agree or that our Common Stock will be trading on the Exchange at the time that the stockholders are able to sell shares under applicable securities laws.

    CERTAIN OF OUR BUSINESSES HAVE LIMITED OPERATING HISTORIES.

    We acquired DMM, IASL, Avenel Ventures, and its subsidiary Avenel Alliance, and Lifestyle during the fiscal year ended June 30, 2001. DMM was formed in October 1998 and IASL, Avenel Ventures and Lifestyle were each formed during calendar year 2000. Each of these companies has incurred losses since their inception and has a limited operating history. Furthermore, due to these losses, we have significantly curtailed the operations of Avenel Ventures and DMM. As a result, there is limited information upon which to base an evaluation of these components of our business and their prospects. You should evaluate the chances of financial and operating success of these businesses in view of the risks, uncertainties, expenses, delays and difficulties associated with starting new businesses.

    WE HAVE BEEN UNSUCCESSFUL IN IMPLEMENTING OUR PRIOR BUSINESS PLANS, HAVE RECENTLY MODIFIED OUR BUSINESS PLAN AND MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR CURRENT BUSINESS PLAN.

    During our fiscal year ended June 30, 2000, we incurred substantial expenses developing our Private SeatsTM program. We were unable to generate sufficient customer use of our Private SeatsTM program and had to discontinue the service shortly after it was launched. As a result, we made a decision to diversify through the acquisitions of DMM, IASL, Avenel Ventures, Lifestyle and Logisoft in fiscal 2001, expanding our business plan to attempt to acquire expansion-stage travel, entertainment and technology services companies. At the same time, we have had a change in our executive team. However, we have limited resources and there can be no assurance that we will be able to implement our expanded business plan or achieve profitability. In addition, while we have no intention to change our business strategy in the future, if we are not successful in implementing our strategy or if we otherwise believe it to be in our best interest, then we may modify or change our business plans.

    WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR ACQUISITION STRATEGY.

    We anticipate that a portion of our future growth will be accomplished through acquisitions. The success of this plan depends upon our ability to:

     o identify suitable acquisition opportunities;
     o effectively integrate acquired personnel, operations, products and technologies into our organization;
     o retain and motivate the personnel of acquired businesses; o retain customers of acquired businesses; and
     o obtain necessary financing on acceptable terms or use Common Stock as consideration for acquisitions.

    In addition, turbulence in financial markets and the slowdown in the U.S. economy may result in a diminished pool of companies that meet our criteria for acquisition. Even if we are successful in acquiring companies, we may be unable to integrate them into our business model or achieve the expected synergies.

    OUR ACQUISITION STRATEGY HAS AND WILL CONTINUE TO DILUTE OUR CURRENT STOCKHOLDERS' OWNERSHIP.

    We have issued a total of 4,525,628 shares in connection with the acquisitions of IASL, DMM, Avenel Ventures, Lifestyle, Logisoft and LSTA. Our acquisition strategy contemplates that we will continue to issue shares of our Common Stock to make strategic acquisitions and attempt to grow our business. However, each of the acquisitions that we complete in the future, involving the issuance of Common Stock, will further dilute our current stockholders' ownership interest in the Company.

    WE FACE COMPETITION FROM OTHER ACQUIRORS AND INVESTORS WHICH MAY PREVENT US FROM REALIZING STRATEGIC OPPORTUNITIES.

    We plan to acquire or invest in existing companies to fulfill our business plan. In pursuing these opportunities, we face competition from other capital providers and operators of companies, including publicly-traded companies, venture capital companies and large corporations. Some of these competitors have greater financial, operational and human resources than we do. This competition may limit our opportunity to acquire interests in companies that we believe could help us fulfill our business plan and increase our value.

    OUR SUBSIDIARIES FACE SIGNIFICANT COMPETITION.

    Our success depends on our ability to grow our subsidiaries' businesses, all of which operate in highly competitive business segments. Many of our subsidiaries' competitors have substantially greater financial, operational and human resources than we do. As a result, our subsidiaries may be unable to compete successfully with such competitors.

    OUR GROWTH PLACES STRAIN ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

    Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further growth will increase this strain on our managerial, operational and financial resources, which may inhibit our ability to successfully implement our business plan.

    WE DEPEND ON CERTAIN IMPORTANT EMPLOYEES, AND THE LOSS OF ANY OF THOSE EMPLOYEES MAY HARM OUR BUSINESS.

    Our performance is substantially dependent on the performance of our executive officers, Michael D. Pruitt and Melinda Morris Zanoni and other key employees. The familiarity of these key employees with the technology industry and the familiarity of the key employees of our charter aviation business, Kent Elsbree and Cary Evans, with the charter services business makes them especially critical to our success. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our management team. The loss of the services of any of our executive officers or key employees may harm our business. Our success also depends on our continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense and our limited resources are likely to make it more difficult for us to attract and retain such personnel.

    OUR AVIATION TRAVEL SERVICES BUSINESS IS DEPENDENT UPON A FEW, KEY CUSTOMERS AND SERVICE PROVIDERS.

     During the three month period ended June 30, 2002, sales to Vacation Express, a MyTravel Group company and a customer of the Company's aviation travel services business, represented 63% of the Company's consolidated revenue. For the year then ended, sales to Vacation Express represented 54% of the Company's consolidated revenue. This concentration of revenue with Vacation Express, and its sister company, Suntrips, Inc. ("Suntrips"), increased in July 2002 with the beginning of a new program for Suntrips.

    If these customers default under the contracts that they presently have with the Company, or otherwise are unable to fulfill their obligations under such contracts, the Company's aviation travel services business would suffer operating losses which may result in a material adverse impact on the Company's financial position and its ability to continue operations.

     The Company's aviation travel services business generally contracts with one to two carriers for each of the long-term tour operator contracts discussed above. While this concentration generally reduces the costs of the carrier service, if one or more of these carriers is unable to perform under its contract, our aviation travel services business may experience service interruptions which could reduce its revenue. Additionally, the Company's aviation travel services business may be forced to replace such a carrier, which could result in higher costs for the carrier services, thereby reducing profitability.
    EVENTS OF SEPTEMBER 11, 2001 MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESSES.

    The terrorist attack against the United States has produced great uncertainty in the economy in general and in the aviation industry in particular. Industry reports indicate that these events have had a substantial negative impact on the demand for air travel generally. These events may drastically alter the long-term demand for charter services. In addition, these events may lead the Federal Aviation Administration to place additional restrictions on charter flight operators, which may increase the cost of private charter services. The long-term impact of these events on the aviation industry and the chartered services segment of that industry are not known. These events could have a material adverse effect on our aviation travel services business including the operation of our charter hub service through Orlando, Florida.

    Also, the terrorist attack against the United States has produced uncertainty in the financial markets, which could prolong the current economic uncertainty. The long-term impact of these events on the United States' economy is unknown. These events could also have a material adverse effect on our home technology business and our other business segments.

    IF OUR AVIATION TRAVEL SERVICES BUSINESS DOES NOT PRODUCE REVENUE AS FORECASTED, THEN WE WILL NEED TO RAISE ADDITIONAL CAPITAL SOONER THAN EXPECTED.

    Pursuant to an agreement with a major tour operator we created and operate a passenger hub at the Orlando-Sanford International Airport. Pursuant to the terms of the related agreement, aircraft originate in six eastern and mid-western cities and serve five Caribbean destinations and Orlando, FL. This program began operations in December 2001. This agreement represents the majority of our fiscal 2002 aviation services revenue, and along with a similar three year agreement to service several Mexican destinations from several western cities that flightserv signed in July 2002, is expected to comprise the majority of our revenue in fiscal 2003. However, due in part to the slowdown and uncertainty in the economy in general and in the air travel industry in particular, there can be no guarantee that the revenue from these agreements will materialize. In fact, our customer for the Sanford, FL hub operation has reduced its scheduled flights between August 2002 and December 2002. These schedule changes are expected to reduce the Company's aviation services revenue, from the original schedule by approximately $1.9 million and gross profit during that period by $200,000. If our aviation travel services business does not generate the forecasted revenue, then our aviation travel services business may not operate profitably and we would not be able to offset any operating losses in other business segments or corporate expenses. As a result, we would need to raise additional capital, through debt or equity financing, sooner than expected.

    AVIATION SERVICES CONTRACTS MAY RESULT IN LOSSES.

     The Company actively pursues opportunities to operate scheduled and ad-hoc charter service outside of its two primary aviation services contracts with major tour operators, in order to utilize capacity on aircraft that it has under contract. These programs often require the Company to provide such services for a fixed fee or with limited ability to pass along increases in operating costs over the amounts estimated during the bid process. If actual operating costs are higher than forecast, the Company may lose money on such programs and these losses may exceed the operating profit generated on other aviation travel services contracts. For example, in the fourth quarter of fiscal 2002, the Company lost approximately $427,000 on a two-month program to provide service from four western cities to two Mexican destinations, due primarily to higher than anticipated fuel usage and other operating costs related to the use of a higher cost aircraft than originally estimated to operate the program.

    GOVERNMENT REGULATION OF THE TRAVEL INDUSTRY COULD IMPACT OUR AVIATION TRAVEL SERVICES' BUSINESS OPERATIONS.

    Certain segments of the travel industry are regulated by the United States Government and, while we are not currently required to be certified or licensed under such regulation, certain services offered by our aviation travel services business are affected by such regulation. Charter flights operators, upon which our aviation travel services business depends, are subject to vigorous and continuous certification requirements by the Federal Aviation Administration. Changes in the regulatory framework for charter aviation travel could adversely affect our aviation travel services business' operations and financial condition.

    OUR AVIATION TRAVEL SERVICES BUSINESS FACES INTENSE COMPETITION FOR CUSTOMERS FROM THE TRAVEL INDUSTRY.

    We provide leisure charter jet travel and face intense competition from commercial airlines for the potential customers who travel to these locations and other locations that we may serve in the future. These commercial airlines have greater resources, marketing efforts and brand equity than we do and they also offer a potential customer more flights to these locations. Furthermore, travelers have numerous choices of location when choosing travel destinations. Since we offer only limited travel destinations, we face intense competition from travel agents, commercial airlines, hotels, resorts, casinos and other organizations in the travel industry that offer alternative travel destinations to those offered by us. Such competitors possess far greater capital and human resources, marketing efforts and brand equity than we do. If we are unable to compete effectively with these various competitors in the travel industry, we may not be able to maintain profitability.

    OUR HOME TECHNOLOGY BUSINESS MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

    Our home technology business began operations in March 2000 and since then has not achieved profitability for a sustained period of time. Through our home technology business, we provide homeowners complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. We also provide similar services to the commercial market. Our planned expansion of this business through franchising and entering new markets may fail due to intense competition from competitors in the residential technology industry who have greater capital, technical, operational, marketing and human resources and greater experience and brand equity than we do. Furthermore, we may have overestimated the depth of the residential technology industry and the demand for our home technology products.

Our inability to execute the expansion plan of our home technology business and to attract and retain customers for this business would likely result in our home technology business continuing to operate at a loss.

    OUR EFFORTS TO GROW OUR HOME TECHNOLOGY BUSINESS THROUGH THE SALE OF FRANCHISES MAY NOT SUCCEED.

    We began franchising our home technology business in September 2001. There is no guarantee that efforts to franchise our home technology business model will be successful. To the extent we are successful in selling franchises, we may incur significant costs related to supervising and monitoring our franchisees and protecting our proprietary rights associated with our business model. Furthermore, franchise operations are regulated by the federal and state governments and compliance with such regulations may cause us to incur additional costs. We cannot be certain that we will generate adequate revenue from our franchise activities to offset these costs.

    OUR TECHNOLOGY SOLUTIONS BUSINESS GENERALLY DOES NOT HAVE LONG-TERM
    CONTRACTS.

    The clients of our technology solutions business are generally retained on project-by-project basis, rather than pursuant to long-term contracts. As a result, a client may or may not engage us for further services once a project is completed or may unilaterally reduce the scope of, or terminate, existing projects. The absence of long-term contracts creates an uncertain revenue stream, which could negatively affect the financial condition of our technology solutions business.

    THE DEVELOPING MARKET FOR STRATEGIC INTERNET SERVICES AND THE LEVEL OF ACCEPTANCE OF THE INTERNET AS A BUSINESS MEDIUM WILL AFFECT OUR TECHNOLOGY SOLUTIONS BUSINESS.

    The market for strategic Internet services is relatively new and is evolving rapidly. The future growth of our technology solutions business is dependent upon the ability of such business to provide strategic Internet services that are accepted by existing and future clients. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

     o the growth in consumer access to and acceptance of new interactive technologies such as the Internet;
     o companies adopting Internet-based business models;
     o the development of technologies that facilitate two-way communication between companies and targeted audiences;
     o the level of capital spending on Internet, technology and communications initiatives; and
     o the extent and nature of any domestic or international regulation of e-business or uses of the Internet.

    Significant issues concerning the commercial use of these technologies include security, reliability, cost, ease of use and quality of service. These issues remain unresolved and may inhibit the growth of Internet business solutions that utilize these technologies.

    Industry analysts and others may have made many predictions concerning the growth of the Internet as a business medium. You should not rely upon these predictions. Recently, the market for strategic Internet services in particular has contracted. If the market for strategic Internet services fails to develop, or develops more slowly than expected, or if the services provided by our technology solutions business do not achieve market acceptance, then revenue and operating results of such business may be volatile and our technology solutions business may be unable to achieve or sustain operating profits.

    OUR TECHNOLOGY SOLUTIONS BUSINESS MAY NOT BE ABLE TO KEEP UP WITH THE CONTINUOUS TECHNOLOGICAL CHANGE IN ITS MARKET.

    The success of our technology solutions business will depend, in part, on its ability to respond to technological advances. This business may not be successful in responding quickly, cost-effectively and sufficiently to these developments. Many of the competitors of our technology solutions business are larger than we are and have significantly more financial resources to invest in advances in technology, products, engagement methodology and other areas central to providing technology and Internet solutions. Our technology solutions business will not be able to compete effectively or meet its growth objectives if it is unable, for technical, financial or other reasons, to adapt in a timely manner in response to technological advances. In addition, employee time allocated to responding to technological advances will not be available for client engagements.

    THE SUCCESS OF OUR TECHNOLOGY SOLUTIONS BUSINESS IS LARGELY DEPENDENT UPON ITS ABILITY TO RETAIN ITS MANUFACTURER AUTHORIZATIONS THAT ALLOW IT TO SELL SOFTWARE TO EDUCATIONAL CUSTOMERS AT DISCOUNTED PRICING.

    Our technology solutions business has been accumulating authorizations from key software manufacturers that allow it to sell products to educational facilities at deep discounts. If our technology solutions business were to lose any of these authorizations, its ability to sell computer products to educational customers would be adversely impacted, which could have a similar impact on its sales, profitability and ability to expand within this business line. In addition, this business uses credit lines extended by software and hardware manufacturers and distributors. The loss of any of these credit lines would limit the ability of our technology solutions business to meet customer demand, thereby reducing sales and profits.

    THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS COULD SUBSTANTIALLY DILUTE EXISTING STOCKHOLDERS AND COULD HAVE A NEGATIVE EFFECT OUR STOCK PRICE.

    We have adopted the eResource Capital Group, Inc. Stock Option Plan (the "Plan") and our stockholders have authorized the issuance of options to acquire up to 20,000,000 shares of Common Stock under the Plan. Currently, we have outstanding options for 1,160,517 shares under the Plan that have been granted to our officers, directors, employees and other service providers of which options for 957,707 shares are vested. Options for 335,010 shares of Common Stock that were issued under the Plan have been exercised. In addition to options issued under the Plan, we currently have outstanding options and warrants for up to 2,602,874 shares. Our outstanding options and warrants have exercise prices ranging from $0.28 to $28.00. The exercise of these options or warrants will dilute the percentage ownership of our current stockholders and the potential sale of shares issued upon the exercise of these warrants or options could have a negative impact on the market price of our Common Stock.

    THE CONVERSION OF DEBT BY EXISTING DEBT HOLDERS COULD SUBSTANTIALLY DILUTE EXISTING STOCKHOLDERS AND COULD HAVE A NEGATIVE EFFECT OUR STOCK PRICE.

     We have entered into debt conversion agreements with certain debt holders to give such parties the option to convert up to $1.049 million of debt and interest of the Company and two of its subsidiaries into the right to receive shares of the Company's Common Stock. The terms of these agreements allow such debt holders to convert balances due them into shares of our Common Stock at a 20% discount to an average market price, but no less than $1.12 per share, and require us to register the shares underlying the convertible debt on a registration statement. Up to 714,286 shares may be issued in connection with such debt conversions.

     In addition, we have $650,000 of debt outstanding that is convertible at $4.55 per share, the principal of which is due in August 2003, and $800,000 that is convertible at $2.10 per share or a mutually agreed upon discounted market price, the principal of which is due $200,000 in December 2002 and $600,000 in December 2003.

     Conversions of debt to shares of the Company's Common Stock will result in dilution of a stockholder's investment in the Company and the potential sales of Common Stock by the Selling Stockholders could have a negative impact on the market price of our Common Stock.

    THE FUTURE SALES OF RESTRICTED SECURITIES COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

    The market price of our Common Stock could be negatively affected by the future sale of shares of restricted Common Stock, including shares of restricted Common Stock underlying options and warrants that have been or will be issued by us. As of June 30, 2002, approximately 2,100,000 of our 12,280,820 issued and outstanding shares of Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act or otherwise not available for trading by the public. Rule 144 provides generally that restricted securities must be held for a one year period prior to resale and provides certain additional limitations on the sale of such shares, including limitations on the volume of such shares that a beneficial owner may sell in any three month period thereafter. Generally, non-affiliated stockholders may sell restricted shares that have been held for at least two years without any limitations. In addition, Rule 145 permits the sale by non-affiliates of restricted securities issued in connection with certain business combinations one year after such shares are issued. As restricted shares become eligible for resale pursuant to Rule 144 or Rule 145, the number of sellers of our Common Stock could increase significantly and, as a result, the market price of our Common Stock could decrease.

    INABILITY TO PROTECT INTELLECTUAL PROPERTY RIGHTS.

    We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology, brand and marks. These laws and contractual provisions provide only limited protection of proprietary rights and technology. If we are not able to protect our intellectual property, proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate.

STRATOS INNS CONCEPT

    During 2000 and 2001, the Company held a lease on property at the Dekalb-Peachtree Airport in Dekalb County, GA (the "PDK Property") on which it had planned to develop a hotel property, the "Stratos Inns concept". The PDK Property and similar properties at other general aviation airports provided an opportunity for Stratos Inns or a strategic partner to develop and provide a variety of lodging and related hospitality services to private aviation pilots and passengers. The Company was declared in default of the lease by the landlord in October 2000 on the basis that it did not commence construction on the PDK property. Due to its limited available capital and inability to secure a hotel management partner, the Company determined it was unlikely that it would be able to complete the construction of a hotel facility within the time constraints of its property lease or to obtain a lease extension from the landlord. In December 2000, the Company recorded a non-cash charge of $1,164,000 to write off its PDK and Stratos Inns investments. The Company has no plans to develop the Stratos Inns concept.

DISCONTINUED OPERATIONS

    The Company discontinued its residential real estate development business in fiscal 1999. During fiscal 1999 and 2000, the Company disposed of the majority of its residential real estate holdings and disposed of the remaining properties in fiscal 2001.

    In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, GA area. In May 2001, the Company entered a contract to sell its two shopping centers, which closed on August 31, 2001. As a result, the Company recorded a gain of approximately $575,000 in August 2001.

EMPLOYEES

    At June 30, 2002, the Company had 86 full-time employees:

          Aviation Travel Services ....   17
          Home Technology .............   33
          Technology Solutions ........   27
          Telecommunication Call Center    2
          Corporate ...................    7
                                          --
                                          86
                                          ==
    The Company has no collective bargaining agreements with any unions and believes that overall relations with its employees are good.

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

    In June 2002, the Financial Accounting Standards Board issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially as fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of FAS 146.


ITEM 2. PROPERTIES

    At June 30, 2002 the Company leased office building space as follows:

             Business Segment              Locations                           Square Feet       Ann. Rent    Termination
   -----------------------------  ----------------------------------          ------------       ---------    -----------
   Aviation Travel Services       Atlanta, GA/Sanford, FL                         3,574        $   48,000        Monthly
   Home Technology                Charlotte,NC/Atlanta, GA/Ft. Lauderdale, FL    22,963           243,000       June 2007
   Technology Solutions           Fairport, NY/Charlotte, NC                      8,499           200,000       Dec. 2009
   Call Center                    Pensacola, FL                                   7,380            34,000       June 2004
   Corporate                      Charlotte, NC                                   2,386            50,000       Dec. 2009

     In addition, the Company's subsidiary, Logisoft owns two adjacent office units comprising 5,200 square feet in Fairport, NY. These units have a net book value at June 30, 2002 of approximately $259,000. At June 30, 2002, Logisoft owes $179,000 on its mortgage associated with these units. The mortgage bears interest at 7.96% and is payable monthly at $1,751 through October 2015.

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

    The Company and its subsidiary LSTA have initiated a lawsuit against David Watson, the sole shareholder of Greater Atlanta Alarm Services, Inc. ("GAAS"), which LSTA acquired in July 2001, seeking damages or rescission for claims of fraud and breach. Mr. Watson has counterclaimed against us and LSTA for default in payment of the purchase price and for attorneys' fees. This matter is in the discovery stage and no assurance can be given that the Company and LSTA will prevail in its claims or that the Company and LSTA will not be required to pay amounts allegedly owed to Mr. Watson.

ITEM 4. VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Stockholders on May 17, 2002. At that meeting, the Company's stockholders elected six members of the Company's Board of Directors (all directors elected were those serving at the time of the annual meeting), approved a range for a reverse stock split and ratified the selection of the Company's independent auditors. No other votes of security holders were held during the quarter ended June 30, 2002.

A summary of the matters voted upon at the Company's annual meeting is as follows:

----------------------------------------------- ----------------- ----------------- ---------------
Description                                      Votes in favor    Votes against     Abstentions
----------------------------------------------- ----------------- ----------------- ---------------
----------------------------------------------- ----------------- ----------------- ---------------
Election of six director candidates                8,433,723          151,336            -0-
----------------------------------------------- ----------------- ----------------- ---------------
----------------------------------------------- ----------------- ----------------- ---------------
Approval of range for reverse stock split          8,114,020          466,941           4,099
----------------------------------------------- ----------------- ----------------- ---------------
----------------------------------------------- ----------------- ----------------- ---------------
Ratification of independent accountants            8,430,965          146,038           8,056
----------------------------------------------- ----------------- ----------------- ---------------

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

    The Company's Common Stock is listed on the American Stock Exchange under the symbol "RCG". The following table shows the high and low trading and closing prices of the Common Stock during the last two fiscal years as reported on the
Exchange:


             Fiscal 2002       High    Low    Close
          ------------------  ------ ------- -------
          First Quarter     $  6.30 $  4.27 $  4.62
          Second Quarter       4.34    1.12    1.54
          Third Quarter        2.38    0.84    0.98
          Fourth Quarter       1.82    0.70    0.95

            Fiscal 2001         High    Low    Close
          ----------------     -----   -----   -----
          First Quarter     $  14.00 $  1.75 $  7.35
          Second Quarter       10.50    3.15    6.30
          Third Quarter        10.50    5.25    6.16
          Fourth Quarter        8.40    4.62    5.88

    The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

Dividends

The Company has never paid cash dividends and currently intends to retain any future earnings to expand its operations. Therefore, it is not contemplated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Record Holders

    The approximate number of record holders of the Company's Common Stock as of September 20, 2002 was 6,000.

Securities authorized for issuance under equity compensation plans

    The following table summarizes certain information as of the end of the Company's fiscal year 2002 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company are authorized for issuance:


                                                   Number of securities to be
                  Plan category                     issued upon exercise of       Weighted average exercise    Number of securities
                  -------------                  outstanding options, warrants       price of outstanding       remaining available
                                                         and rights              options, warrants and rights   for future issuance
                                                         ----------              ----------------------------   -------------------

Equity compensation plans approved by security
holders                                                       1,160,517              $              4.20              18,839,483
Equity compensation plans not approved by
security holders
security holders                                              2,602,875              $              8.70                      --
                                                 -----------------------            --------------------       --------------------

Total                                                         3,763,392              $              7.31             18,839,483
                                                 =======================            =====================      ====================

    The material features of the Company's stock option plan, the data for which is summarized under the Equity compensation plans approved by security holders in the table above, and its warrant arrangements with vendors and other service providers are summarized in Note 10 to the consolidated financial statements that appear in Item 7 of this Annual Report.

Sales of Unregistered Securities

    During the quarter ended June 30, 2002, the Company issued 138,860 shares of restricted Common Stock as follows:

(i) The Company issued an aggregate of 107,143 shares of restricted Common Stock in connection with a private placement sale of Common Stock;

(ii) In June 2002, the Company issued 10,884 shares of restricted Common Stock to two directors for their service to the Company as directors in 2001;

(iii)In June 2002, the Company issued 20,833 shares of restricted Common Stock to management of Logisoft in exchange for Logisoft reaching certain performance criteria set forth in the purchase agreement governing the Company's acquisition of Logisoft.

    The securities issued in connection with the Company's acquisition of Logisoft and the private placement of Common Stock referenced above were issued without registration under the Securities Act in reliance upon the exemption in Regulation D promulgated under Section 4(2) of the Securities Act. The Company based such reliance on factual representations made to the Company by the recipients of such securities as to such recipients' investment intent and sophistication, among other things.

    The securities issued in connection with the services rendered to the Company by directors were issued without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Company based such reliance on representations made to the Company by the recipient of such securities as to such recipient's investment intent and sophistication, among other things.


    In fiscal 2001, the Company issued 409,061 shares of restricted Common Stock in connection with the exercise of Common Stock options and warrants and 239,435 shares of restricted Common Stock for services, including 57,143 treasury shares. These shares were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

    In fiscal 2002, the Company issued options and warrants to purchase its Common Stock to employees, directors, certain investors and firms for loan origination, consulting and other services. Following is a summary of options and warrants issued in fiscal 2002:

       Number of Shares      Exercise                              Vesting
        Purchasable      Price Per Share  Grant Date        Term   Period
       -------------    ----------------  ----------    --------  --------
          50,000             $ 1.05        6/21/02           3 yrs.  12 mos.
          35,714               1.26       12/21/01           3          *
          69,286               1.26       12/12/01          10         48
          50,000               1.47        6/21/02           3         12
          50,000               1.75        6/21/02           3         12
          42,143               1.75        1/25/02          10         48
          38,571               1.89       12/12/01          10         48
           5,714               1.96        1/14/02          10         48
          42,857               2.45       12/18/01           4          *
          64,286               5.95        7/11/01          10         12
          10,715              12.25       11/13/01           3         **
         -------
         459,286
         =======
    *  Fully vested.
    ** The warrant for these shares vests upon performance of capital raising activities by its holder.

    Of the options and warrants indicated in the above table, 255,714 were granted under the Company's option plan which was registered on Form S-8. The remaining options and warrants were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

    During fiscal 2001 the Company acquired leisure and business travel services, telecommunications call center, technology consulting, home technology, and technology solutions businesses in connection with the implementation of its business plan to acquire and enhance development stage enterprises operating in the travel, entertainment and technology services markets. Due to the fact that several of these business acquisitions were made in the fourth quarter of fiscal 2001, the Company's revenue and expense amounts in fiscal 2002 vary significantly from fiscal 2001. In addition, the Company discontinued its commercial real estate business in fiscal 2001 and sold those assets during fiscal 2002.

    The following table summarizes results of continuing operations by business segment for fiscal 2002 and 2001:

                                        Year Ended June 30, 2002                      Year Ended June 30, 2001
                                    -------------------------------------        -------------------------------------
                                                  Gross                                           Gross
                                   Revenue        Profit           (Loss)         Revenue         Profit         (Loss)
                                 -----------    -----------     -----------     -----------    -----------    -----------
Aviation Travel Services ....   $ 27,209,440   $    908,547    $   (794,421)   $ 11,179,473   $    441,883    $ (1,500,721)
Home Technology .............      2,877,804      1,020,118      (1,183,764)        974,602         47,725      (1,465,882)
Technology Solutions ........     10,294,141      1,922,854        (609,099)      1,223,403        924,317        (289,499)
Telecomunications Call Center         63,380         63,380        (151,440)        229,615        229,615      (5,723,419)
Corporate ...................        279,101        279,101      (1,439,411)           --             --       (12,078,569)
                                ------------   ------------    ------------    ------------   ------------    ------------
                                $ 40,723,866   $  4,194,000    $ (4,178,135)   $ 13,607,093   $  1,643,540    $(21,058,090)
                                ============   ============    ============    ============   ============    ============



Results of Continuing Operations

The Company's revenue in the year ended June 30, 2002 was $40,723,866 compared to $13,607,093 in 2001. The increase of $27,116,773 or 199% in 2002 is due to the newly acquired businesses and the expanded charter aviation business. These increases were partially offset by the termination of the aviation travel service business' jet shuttle services and a decline in the call center operations. Revenue reported in the Corporate segment relates to fees received for business advisory services. The technology solutions segment results in fiscal 2001 include $726,000 of revenue and gross profit related to business advisory services. As noted above, business advisory services revenue and income is classified in the Corporate segment starting in fiscal 2002.

     During the three month period ended June 30, 2002, sales to Vacation Express, a MyTravel Group company and a customer of the Company's aviation travel services business, represented 63% of the Company's consolidated revenue. For the year then ended, sales to Vacation Express represented 54% of the Company's consolidated revenue.

     Gross profit in 2002 was $4,194,000 compared to $1,643,540 in the prior year, an increase of $2,550,460 or 155%. The increase in the current period is due to the gross profit generated by the newly acquired businesses, the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit. The Company reported a 10% overall gross margin in 2002 as compared to 12% in 2001. The decrease in margin was due to the increase in revenue in the Company's aviation travel services business, which incurred start up costs associated with the launch of its Sanford, FL hub program in fiscal 2002 and also experienced negative gross margins on certain of its non-tour operator charter programs. In addition, business advisory services revenue and gross profit decreased by $447,000 from fiscal 2001 to 2002, which contributed to the decrease in the Company's overall gross margin percentage due to the high margin on these services.

     In the year ended June 30, 2002, the Company reported $28,825 of non-cash expense related to the issuance of stock options and warrants, a decrease of $6,856,376 from 2001. The Company incurred lower costs because it granted fewer compensatory options and warrants in the current year.

     Selling, general and administrative expenses-other in the year ended June 30, 2002 was $7,706,185 compared with $6,593,637 in fiscal 2001, an increase of $1,112,548 or 17%. This increase is due to expenses of the newly acquired businesses and increased staff in the aviation travel services business to support its expanded charter operations partially offset by lower marketing expenses, due to the termination of the jet shuttle service and reduced corporate expenses. The reduction in corporate expenses is related to lower staff costs, lower public and investor relations expenses, due in part to settlement of a contract with a service provider, and lower legal and professional services expenses. Selling, general and administrative expenses-other as a percentage of revenue were reduced to 19% of revenue from 48% of revenue in 2001.

     Bad debt expense increased to $264,641 in fiscal 2002 from $95,924 in fiscal 2001, as a result of bad debts in the newly acquired businesses.

The Company's depreciation and amortization expense in the year ended June 30, 2002 was $385,678 as compared with $2,299,653 in the prior year. The decrease is due primarily to the discontinuance of goodwill amortization ($2,030,630 in 2001) in accordance with FAS 142 offset partially by depreciation of the fixed assets of newly acquired businesses.

     In fiscal 2002, the Company incurred $297,972 of net interest expense related to its debt portfolio, which increased from $668,000 at June 30, 2001 to $3,260,652 at June 30, 2002.

     In the year ended June 30, 2002, the Company recorded a net gain on investments of $146,000 of which $421,000 relates to net losses on market value adjustments of stock purchase warrants offset by a net realized gain of $567,000 on sales of securities. These results are reported primarily in the Corporate segment results. The Company's operating results for 2002 also include a gain of $164,691, primarily on the sale of certain home technology net assets to companies that are presently operating these businesses as franchise locations. Also, in fiscal 2001, the Company recorded non-cash expenses to reflect the write off of the goodwill related to the DMM acquisition ($4,660,570), pre-development costs of its Stratos Inns concept ($1,164,043), and Private SeatsTM web site ($753,931).

     The Company realized a gain of $575,824 on the sale of its discontinued commercial real estate business in the quarter ended September 30, 2001.

     In fiscal 2002, the Company recorded the cumulative effect of a change in accounting principle of $693,000, increasing the Company's reported net loss, as a result of its implementation of FAS 142. This adjustment was recorded as of July 1, 2001.

     The Company experiences some seasonality in its aviation travel services and technology solutions businesses. In fiscal 2002, the seasonality was not apparent due primarily to the fact that the Vacation Express contract started in December 2001 and increased revenue in the second half of the fiscal year. In fiscal 2003, the Company expects that its combined revenue in the first and fourth fiscal quarters will represent approximately 54% of its full year revenue. The seasonality in the aviation travel services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters due to the fact that the Company's year end coincides with the year end of most schools and universities. These customers are tied to strict budgets and normally purchase more product at the start and the end of their fiscal year.

     During its closing procedures for the fiscal year ended June 30, 2002, the Company discovered that certain accounts, including certain cash accounts, prepaid expenses, accounts receivable and certain accrual accounts were not adequately reconciled during the year at its aviation travel services business. These accounts required adjustments totaling $1,464,246 to increase operating expenses and properly state the related balances. These adjustments were recorded during the year end closing process. The items that were not recorded properly or reconciled in a timely manner related exclusively to flight program operating costs and are incorporated in the discussion of operating results above. A detailed review of the activity in these accounts during the year indicated that adjustments were required to properly state the operating results for prior quarters during the fiscal year ended June 30, 2002 for these errors. An immaterial amount of this adjustment related to the fiscal year ended on June 30, 2001 and that amount is included in the adjustment to the quarter ended September 30, 2001. The revised quarterly results are presented in Note 16 to the Company's consolidated financial statements, presented elsewhere in this document, and will be presented when these individual periods are presented in future filings.

Liquidity and Capital Resources

     The Company's net loss for the year ended June 30, 2002 of $4,295,311, an increase in treasury stock of $707,756, as a result of the return of shares pursuant to a settlement of a contract with an service provider, and unrealized losses on marketable securities of $139,127 were partially offset by increases to shareholders' equity related to a business acquisition, a capital contribution, and the sale of Common Stock, resulting in a net decrease in shareholders' equity of $2,997,249 for the year. This decrease was $2,304,249 excluding the impact of the adoption of FAS 142.

     For fiscal 2002, continuing operations used $3,989,982 of cash and discontinued operations provided $150,000 of cash. Note payable proceeds of $2,652,488 and the sale of investments of $1,214,437 and common stock of $858,500 offset the use of cash in operations and purchases of assets, resulting in a net cash increase of $225,508 for the year. At June 30, 2002, the Company had a working capital deficit of $1,438,819. At June 30, 2002 the Company held cash and cash equivalents of $1,511,502 and investments of $813,554.

     The Company's aviation travel service business reported an operating loss of $794,000 for the year. However, for the fourth quarter of 2002, operating income was $37,000 and earnings before interest, taxes, depreciation and amortization was $89,000. The aviation travel service results were improved in the fourth quarter of 2002 as a result of the Company's hub operation in Sanford, FL offset by a loss of $427,000 on a two month scheduled charter program between four western cities and two Mexican destinations. This loss was incurred due to higher than anticipated operating costs related to the substitution of the aircraft used to operate that program for a higher cost aircraft. The Company continues to service its existing contracts and to market complementary flights to further utilize the aircraft it has under contract and, in July 2002 began a new program to provide service between several western cities and destinations in Mexico for another major tour operator.

     In the quarter ended September 30, 2001, the Company implemented a national franchising program for its home technology business. Since its launch, the Company has sold 14 geographic markets to franchisees, primarily in the south and southeastern United States. During the year ended June 30, 2002, the Company recognized revenue for the sale of 14 franchises sold. Total revenue from franchise sales and royalties was $747,000 for the year ended June 30, 2002. For the year ended June 30, 2002, the Company's home technology business reported an operating loss of $1,184,000 due primarily to investments made in the establishment and growth of the franchising program and operating losses in the two markets that the Company presently operates, Charlotte, NC and Atlanta, GA. For the quarter ended June 30, 2002 the home technology business reported a loss of $528,000, an increase of $169,000 from the third quarter of fiscal 2002. The higher loss is due to increased staffing to support franchisor operations and lower sales in its two owned markets and in its franchise operation. Franchise operation revenue decreased by $74,000 from the third quarter to the fourth quarter as a result of a reduction in the number of franchises sold during the last quarter of 2002 to two from five in the third quarter, offset partially by increased royalties. Sales in the Company's two owned markets for the quarter decreased by $51,000 from the previous quarter due to the impact of a customer selectivity program in which certain builder relationships were terminated earlier in the fiscal year, to allow the Company to focus on building relationships with higher end builders and in the commercial market. The continued implementation of the franchise plan, the development of new customer relationships in its owned markets and cost control efforts are expected to result in continued operating losses for the near term. In September 2002, the Company closed on a transaction to sell its home technology business to Lifestyle Innovations, Inc., a separate publicly traded company in which the Company received a 79% interest. As a result of this transaction, the home technology business raised $720,000 in cash, through September 2002, to continue implementing its business plan to build a national operation.

     In fiscal 2002, the Company's technology solutions business has grown through the expansion of its products, services and its sales force while reducing its operating expenses. These initiatives, focused on concurrent revenue growth and cost control, have resulted in improved operating results in each of the last four (4) quarters. During the quarter ended June 30, 2002, the technology solutions business reported an operating loss of $34,000 and a positive result of $23,000 excluding depreciation, interest and taxes (EBITDA). In 2001, the technology solutions segment included business advisory revenue of $726,000. In 2002 the Company's $279,000 of business advisory revenue is classified in the Corporate segment.

     The Company's corporate expense in the current year decreased from a year ago due to the issuance of fewer stock options and warrants, staff reductions, lower public and investor relations costs, including a benefit from the resolution of a contract with a service provider, lower legal and professional fees and other costs saving measures. In addition, The Company recorded $279,000 in revenue from business advisory services during the year ended June 30, 2002. In 2001, business advisory revenue was included in the technology solutions segment.

     In addition to the operational improvements, in 2002 the Company raised in excess of $2 million in debt financing and commenced a $1,000,000 private placement sale of Common Stock. Through June 30, 2002, the Company had received $876,000 from the private placement program. The remaining $124,000 was received in August and September 2002. In September 2002, the Company received proceeds of $250,000 from the private sale of LFSI stock. The Company believes that its existing balances of cash and cash equivalents and investments, including the proceeds received from the LFSI Transaction (a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement), the September 2002 sale of LFSI stock and a commitment received for $750,000 of additional funding from a private investment bank will be sufficient to meet working capital and capital expenditure requirements of our continuing operations through the end of fiscal 2003. If we are unable to grow our business or improve our operating cash flows as expected, we suffer significant losses on our investments or are unable to realize adequate proceeds from those investments, including our holdings of LFSI stock, or the investment bank is not able to meet its funding obligation to the Company, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

     The Company's business, results of operations, and financial condition are subject to many risks. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions based on currently available information. Such forward-looking statements include statements relating to estimates of future revenue and operating income, cash flow and liquidity. Words such as "anticipates", "expects", "intends", "believes", "may", "will", "future" or similar expressions are intended to identify certain forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, those discussed herein or in other documents filed by the Company with the SEC.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are contained in this Item 7:

Independent Auditors' Report.

Consolidated Balance Sheets as of June 30, 2002 and 2001.

Consolidated Statements of Operations for the years ended June 30, 2002 and 2001.

Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended June 30, 2002 and
2001.

Notes to the Consolidated Financial Statements.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
eResource Capital Group, Inc. and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheet of eResource Capital Group, Inc. and Subsidiaries as of June 30, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company's consolidated financial statements as of and for the year ended June 30, 2001 were reported on by other auditors whose report dated September 27, 2001, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResource Capital Group, Inc. and Subsidiaries as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




/S/ CRISP HUGHES EVANS LLP
Charlotte North Carolina

September 13, 2002



                 eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                       June 30,
                                                                                             --------------------------
                                                                                                2002           2001
                                                                                             --------------------------

                         ASSETS
Cash and cash equivalents............................. ................................   $   1,511,502    $   1,285,994
Accounts receivable, net of allowance for doubtful accounts of
      $258,169 and $105,940, respectively .............................................       3,135,270        2,018,159
Inventory .............................................................................         210,514          125,970
Investments  ..........................................................................         813,554        1,591,543
Prepaid expenses - compensation .......................................................         123,400          627,570
Prepaid expenses - charter flight costs ...............................................       2,454,754          833,081
Prepaid expenses - other ..............................................................         340,141          219,935
                                                                                          -------------    -------------

               Total current assets ...................................................       8,589,135        6,702,252
Deferred costs  and other assets.......................................................         321,199          319,172
Property and equipment, net ...........................................................       1,471,837        1,645,057
Goodwill, net..........................................................................      18,489,884       17,898,207
                                                                                          -------------    -------------

               Total assets  ..........................................................   $  28,872,055    $  26,564,688
                                                                                          =============    =============


                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - current portion .......................................................   $     407,221    $     488,987
Notes and amounts due to affiliates....................................................         144,440          336,052
Accounts payable and accurued expenses.................................................       6,147,405        4,553,304
Deposits and other liabilities  ......................................................            --             657,500
Unearned income  ......................................................................       3,328,888        1,161,056
                                                                                          -------------    -------------

               Total current liabilities...............................................      10,027,954        7,196,899
Notes payable .........................................................................       2,853,431          179,046
Net liabilities of discontinued operations ............................................            --            200,824
                                                                                          -------------    -------------

               Total liabilities.......................................................      12,811,385        7,576,769
                                                                                          -------------    -------------
Shareholders' equity:
     Common stock, $0.04 par value, 200,000,000 shares authorized,
     12,381,463 and 10,833,390 issued and outstanding, respectively................ ...         495,259          433,335
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, none oustanding...            --               --
      Additional paid-in capital.......................... ............................     114,040,111      111,957,090
      Accumulated deficit.............................. ...............................     (97,774,118)     (93,478,807)
      Accumulated other comprehensive (loss) income................. ..................         (51,493)          87,634
      Treasury stock at cost (92,643 and 5,133 shares, respectively)...................        (719,089)         (11,333)
                                                                                          -------------    -------------

               Total shareholders' equity .............................................      15,990,670       18,987,919
                                                                                          -------------    -------------

               Total liabilities and shareholders' equity..............................   $  28,872,055    $  26,564,688
                                                                                          =============    =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   Year Ended June 30,
                                                              ----------------------------
                                                                   2002           2001
                                                                   ----           ----
Revenue
Services ..................................................   $ 29,566,365    $ 12,364,348
Product sales .............................................     11,157,501       1,242,744
                                                              ------------    ------------
       Total revenue ......................................     40,723,866      13,607,093
Cost of revenue
Services ..................................................     26,868,834       1,148,009
Product sales .............................................      9,661,032      10,815,544
                                                              ------------    ------------
       Total cost of revenue ..............................     36,529,866      11,963,553
                                                              ------------    ------------

       Gross profit .......................................      4,194,000       1,643,540
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants .....         28,825       6,885,201
Selling, general and administrative expenses - other ......      7,706,185       6,593,637
Provision for bad debts ...................................        264,641          95,924
Depreciation and amortization .............................        385,678       2,299,653
Write-off of goodwill .....................................           --         4,660,570
Write-off of web site development costs ...................           --           753,931
Write-off of predevelopment costs .........................           --         1,164,043
                                                              ------------    ------------
       Operating costs and expenses .......................      8,385,329      22,452,959
                                                              ------------    ------------

       Operating loss .....................................     (4,191,329)    (20,809,419)

Interest expense (income), net ............................        297,972         (30,104)
(Gain) on sale of assets ..................................       (164,691)           --
(Gain) loss on investments, net ...........................       (246,475)        278,775
                                                              ------------    ------------

       Loss from continuing operations ....................     (4,178,135)    (21,058,090)

Loss of discontinued operations ...........................           --          (332,611)
Gain (loss) on disposal of discontinued operations ........        575,824        (300,000)
                                                              ------------    ------------
       Loss before cumulative effect of change in
               accounting principle .......................     (3,602,311)    (21,690,701)
Cumulative effect of change in accounting principle .......       (693,000)           --
                                                              ------------    ------------

       Net loss ...........................................   $ (4,295,311)   $(21,690,701)
                                                              ============    ============

Basic and diluted net loss per share:
    Loss from continuing operations .......................   $      (0.36)   $      (3.02)
    Loss of discontinued operations .......................           --             (0.05)
    Gain (loss) on disposal of discontinued operations ....           0.05           (0.04)
    Cumulative effect of change in accounting principle ...          (0.06)           --
                                                              ------------    ------------

       Net loss ...........................................   $      (0.37)   $      (3.11)
                                                              ============    ============

Weighted average shares outstanding .......................     11,520,096       6,962,924
                                                              ============    ============
Weighted average shares outstanding, assuming dilution ....     11,520,096       6,962,924
                                                              ============    ============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED JUNE 30, 2002

                                                               Common Stock           Additional
                                                        ------------------------       Paid-In
                                                        Shares          Amounts        Capital
                                                        ------------------------    ------------

Balance at June 30, 2000 .......................       4,793,512   $     191,740   $  79,298,115
Comprehensive loss:
Net loss June 30, 2001 .........................            --              --              --
Unrealized gain on investments
   available for sale ..........................            --              --              --
                                                   -------------   -------------   -------------
         Comprehensive income (loss) ...........            --              --              --
Sale of Common Stock ...........................       1,092,143          43,686       2,885,792
Purchase of Business ...........................       4,353,525         174,141      26,667,426
Exercise of options and warrants ...............         409,061          16,362         549,636
Issuance of common stock for services ..........         185,149           7,406       1,218,295
Issuance of treasury stock for services ........            --              --          (126,174)
Issuance of options and warrants ...............            --              --         1,464,000
                                                   -------------   -------------   -------------
Balance at June 30, 2001 .......................      10,833,390   $     433,335   $ 111,957,090
Comprehensive loss:
Net loss June 30, 2002 .........................            --              --              --
Unrealized loss on investments
   available for sale ..........................            --              --              --
                                                   -------------   -------------   -------------
         Comprehensive income (loss) ...........            --              --              --
Sale of Common Stock ...........................       1,251,429          50,057         808,443
Purchase of Business ...........................         172,103           6,884         767,075
Issuance of common stock for services ..........          53,112           2,124         178,163
Issuance of common stock for loan fee ..........          71,429           2,859         129,340
Issuance of treasury stock for services ........            --              --              --
Capital contribution ...........................            --              --           200,000
Return of shares pursuant to contract settlement            --              --              --
                                                   -------------   -------------   -------------
Balance at June 30, 2002 .......................      12,381,463   $     495,259   $ 114,040,111
                                                   =============   =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                 eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE YEAR ENDED JUNE 30, 2002
                                  (CONTINUED)


                                                                                      Accumulated
                                                                                        Other
                                                      Accumulated    Comprehensive     Treasury
                                                       Deficit       Income (Loss)      Stock          Total
                                                   -------------------------------------------------------------
Balance at June 30, 2000 .......................   $(71,788,106)   $       --      $   (137,507)   $  7,564,242
Comprehensive loss:
Net loss June 30, 2001 .........................    (21,690,701)           --              --       (21,690,701)
Unrealized gain on investments
   available for sale ..........................           --            87,634            --            87,634
                                                   ------------    ------------    ------------    ------------
         Comprehensive income (loss) ...........    (21,690,701)         87,634            --       (21,603,067)
Sale of Common Stock ...........................           --              --              --         2,929,478
Purchase of Business ...........................           --              --              --        26,841,567
Exercise of options and warrants ...............           --              --              --           565,998
Issuance of common stock for services ..........           --              --              --         1,225,701
Issuance of treasury stock for services ........           --              --           126,174            --
Issuance of options and warrants ...............           --              --              --         1,464,000
                                                   ------------    ------------    ------------    ------------
Balance at June 30, 2001 .......................   $(93,478,807)   $     87,634    $    (11,333)   $ 18,987,919
Comprehensive loss:
Net loss June 30, 2002 .........................     (4,295,311)           --              --        (4,295,311)
Unrealized loss on investments
   available for sale ..........................           --          (139,127)           --          (139,127)
                                                   ------------    ------------    ------------    ------------
         Comprehensive income (loss) ...........     (4,295,311)       (139,127)           --        (4,434,438)
Sale of Common Stock ...........................           --              --              --           858,500
Purchase of Business ...........................           --              --              --           773,959
Issuance of common stock for services ..........           --              --              --           180,287
Issuance of common stock for loan fee ..........           --              --              --           132,199
Issuance of treasury stock for services ........           --              --             3,604           3,604
Capital contribution ...........................           --              --              --           200,000
Return of shares pursuant to contract settlement           --              --          (711,360)       (711,360)
                                                   ------------    ------------    ------------    ------------
Balance at June 30, 2002 .......................   $(97,774,118)   $    (51,493)   $   (719,089)   $ 15,990,670
                                                   ============    ============    ============    ============

                  eRESOURCE CAPITAL GROUP, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year Ended June 30,
                                                                                  2002          2001
                                                                                 ---------------------
Loss from continuing operations .........................................   $ (4,178,135)   $(21,058,090)
Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization ....................................        385,678       2,299,653
       Bad debt expense .................................................        264,641          95,924
       Common stock issued for services and settlement of contract ......        (31,315)        624,128
       Stock purchase warrants received for services ....................       (279,100)       (723,156)
       Affiliate balance converted on sale of home technology franchises        (120,000)           --
       (Gain) loss on sale of investments ...............................       (146,475)        278,772
       (Gain) loss on sale of assets ....................................       (164,691)           --
       Compensation expense related to stock options and warrants .......         28,825       6,885,201
       Write-off of goodwill ............................................           --         4,660,570
       Write-off of Web site development costs ..........................           --           753,931
       Write-off of predevelopment costs ................................           --         1,164,043
       Changes in operating assets and liabilities:
            Accounts and notes receivables ..............................     (1,492,573)       (380,370)
            Inventory ...................................................       (168,284)         24,347
            Prepaid expenses ............................................     (1,784,406)       (922,150)
            Deferred costs and other assets .............................        (46,631)       (124,119)
            Accounts payable and accrued expenses .......................      2,014,652       1,133,996
            Deposits and other liabilities ..............................       (440,000)        657,500
            Unearned income .............................................      2,167,832       1,036,758
                                                                            ------------    ------------

            Cash used in continuing operations ..........................     (3,989,982)     (3,593,062)
       Discontinued operations, net .....................................        150,000          (5,021)
                                                                            ------------    ------------

            Net cash used in operating activities .......................     (3,839,982)     (3,598,083)

       Purchase of property, plant and equipment ........................       (327,051)       (107,150)
       Sale of investments ..............................................      1,214,437         112,712
       Sale of assets ...................................................        (44,859)           --
       Cash (paid) acquired in connection with business acquisitions, net       (271,991)        924,396
                                                                            ------------    ------------

            Net cash provided by investing activities ...................        570,536         929,958

       Notes payable proceeds ...........................................      2,652,488         228,597
       Proceeds (repayments) of debt from affiliates ....................         (2,270)         12,228
       Principal debt repayments ........................................        (63,764)           --
       Capital contribution by shareholder ..............................         50,000            --
       Sale of common stock .............................................        858,500       3,292,707
                                                                            ------------    ------------

            Net cash provided by financing activities ...................      3,494,954       3,533,532
                                                                            ------------    ------------

            Net increase in cash and cash equivalents....................        225,508         865,407
            Cash and cash equivalents at begining period.................      1,285,994         420,587
                                                                            ------------    ------------

            Cash and cash equivalents at end of period...................   $  1,511,502    $  1,285,994
                                                                            ============    ============
Supplemental cash flow information - Cash paid during the period for:
       Interest .........................................................   $     95,225    $    627,610
                                                                            ============    ============
       Income taxes .....................................................   $       --      $       --
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

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    These financial statements include the operations of eResource Capital Group, Inc. ("RCG") and its subsidiaries (collectively the "Company"). At June 30, 2002, the Company operated businesses in the aviation travel services, home technology, technology solutions and telecommunications call center segments in the United States. In October 2001, the Company changed its name from flightserv.com, Inc. to eResource Capital Group, Inc. to better reflect its plan to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel, entertainment and technology services sectors. Prior to that time, the Company was engaged in the development of its private aviation business and limited commercial real estate activities.

    The Company experienced an operating loss of $4.3 million during fiscal 2002 and used cash of $3.8 million in operations during the year. This cash loss was offset by the raising of debt and equity financing and the sales of investments. At June 30, 2002, the Company has cash and cash equivalents of $1.5 million and investments of $0.8 million. The Company believes that its existing balances of cash and cash equivalents and investments, including the proceeds received from the LFSI Transaction (a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement), the September 2002 sale of LFSI stock, both as described and defined in the Recent Business Developments section of Note 2 below, and a commitment received for $750,000 of additional funding from a private investment bank will be sufficient to meet the working capital and capital expenditure requirements of our continuing operations through the end of fiscal 2003.

CONSOLIDATION

    The Company's consolidated financial statements include the assets and liabilities and results of operations of RCG and each business acquired by RCG from the date of its acquisition through June 30, 2002. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the fiscal 2002 presentation.

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

    The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

o Cash and cash equivalents: The carrying amount reported in the balance sheet for cash approximates its fair value.

o Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any losses through its allowance for doubtful accounts.

o Investments: The fair values for available-for-sale equity securities are based on quoted market prices.

o    Notes  Payable:   The  carrying  amount  of  the  Company's  notes  payable
     approximate their fair value.

    During the three month period ended June 30, 2002, sales to Vacation Express, a MyTravel Group company and a customer of the Company's aviation travel services business, represented 63% of the Company's consolidated revenue. For the year then ended, sales to Vacation Express represented 54% of the Company's consolidated revenue. This concentration of revenue with Vacation Express, and its sister company, Suntrips, Inc. ("Suntrips"), both part of the MyTravel Group, increased in July 2002 with the beginning of a new scheduled charter program for Suntrips.

INVENTORY

     Inventory consists mainly of purchased-in components used in the Company's Home Technology business. Inventory is recorded at the lower of cost or market with cost being determined on a first-in, first-out basis.

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

    Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with FAS 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. Unrealized losses for fiscal 2002 aggregated $421,000 versus $368,000 in fiscal 2001.

PREPAID EXPENSES

    Prepaid expenses include insurance, deferred costs, certain taxes, and charter flight costs. Depending upon the volume and timing of charter flight activity, the amount of prepaid charter flight costs can fluctuate significantly.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets' estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements which extend the useful life or add value to the asset are capitalized and then expensed over that asset's remaining useful life.

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

    The Company accounts for goodwill and intangible assets in accordance with FAS No. 142 "Goodwill and Other Intangible Assets" ("FAS 142"). The Company adopted FAS 142 effective July 1, 2001. In completing the adoption of FAS 142, the Company has allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in FAS 142, and performed an initial test for impairment as of that date. The results of the Company's adoption of FAS 142 are summarized in Note 5 to these financial statements.

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

    Prior to the implementation of FAS 142, the Company evaluated goodwill for impairment when events and circumstances indicated that the assets might be impaired and recorded an impairment loss if the undiscounted cash flows estimated to be generated by those assets were less than the carrying amount of those assets. In cases where the undiscounted cash flows were less than the carrying amount of the assets, the associated impairment losses recognized were equal to the difference between the discounted cash flows and the carrying amount of the assets. As a result of such evaluation in fiscal 2001, the Company recorded a charge of $4,660,570 related to goodwill impairment in connection with its acquisition of DM Marketing, Inc.

REVENUE RECOGNITION

Charter Travel Aviation

    Revenue related to the Company's aviation travel services consists of fees for charter flights and is recognized upon completion of the related flight.

Home Technology

    The Company's home technology services work is completed in three phases - pre-wiring, trim-out and then hardware installation. The Company invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by the Company, revenue is recognized only when the contracts are sold to third party finance companies or as billed if the Company holds and services the contract. The Company sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

    Sales of franchise licenses are recognized as revenue when the Company's obligations under the franchise agreement are "substantially complete." The Company generally defines "substantially complete" as the completion of training by the franchisee's General Manager and the approval by the Company of the franchise location plan.

Technology Solutions

    Internet website development services project revenue is recognized on a percentage of completion basis for fixed fee contracts, based on the ratio of costs incurred to total estimated costs for individual projects. Revenue is recognized as services are performed for time and material contracts at the applicable billing rates.

    Unbilled revenue represents revenue earned under contracts in advance of billings. Such amounts are normally converted to accounts receivable within 90 days. Unearned income represents amounts billed or cash received in advance of services performed or cost incurred under contracts. Any anticipated losses on contracts are charged to earnings when identified.

    The Company provides e-commerce marketing and business development services to clients pursuant to contracts with varying terms. The contracts generally provide for monthly payments and, in some cases, advance deposits. Revenue is recognized over the respective contract period as services are provided.

    Revenue from uncollateralized e-commerce sales or sales of hardware and software is recognized upon passage of title of the related goods to the customer.

NET LOSS PER SHARE

    The Company computes net loss per share in accordance with FAS No. 128, "Earnings per Share" which requires dual presentations of basic and diluted earnings per share.

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 3,763,392 and 3,633,343 shares of Common Stock were outstanding at June 30, 2002 and 2001, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in 2002 and 2001 as the impact would have been anti-dilutive.

ADVERTISING

    The Company expenses advertising costs as incurred. Advertising expense aggregated $378,004 and $493,917 for the years ended June 30, 2002 and 2001, respectively.

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

USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the Financial Accounting Standards Board issued FAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company is currently evaluating the potential impact, if any, the adoption of FAS 144 will have on its financial position and results of operations.

    In June 2002, the Financial Accounting Standards Board issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially as fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of FAS 146.

NOTE 2. GROUP BUSINESSES AND ACQUISITIONS

RECENT BUSINESS DEVELOPMENTS

     On September 5, 2002 the Company closed the sale (the "LFSI Transaction") of its subsidiary LST, Inc. to Lifestyle Innovations, Inc. ("LFSI"). LFSI is a fully reporting company whose common stock is publicly traded on the over the counter market. Pursuant to this transaction, LST, Inc. became a wholly-owned subsidiary of LFSI and the Company received 16,000,000 shares of LFSI common stock, which represents approximately 79% of the outstanding stock of LFSI at the closing date. LFSI has agreed to complete a registration statement within 90 days of closing to register the shares of LFSI common stock received by the Company in the LFSI Transaction. The transaction added $320,000 of cash and $50,000 of other assets to the existing assets of Lifestyle. Additionally, in September 2002 and subsequent to the closing of the LFSI Transaction, LFSI received an additional $300,000 in equity funding from its private placement program. The increase in the net assets of LFSI resulting from the LFSI Transaction, approximately $620,000 as of September 30, 2002, will be reported by the Company as minority interest. The Company will continue to consolidate LFSI and report the portion of income or loss attributable to the minority interest as an increase or decrease to the minority interest recorded.

     In September 2002, the Company completed the private sale of 125,000 of LFSI common stock that it received as a result of the LFSI Transaction to a private investment bank. The Company sold these shares at $2.00 per share and received $250,000 in proceeds as a result of this sale.

     In September 2002, the Company's aviation travel services business received $262,000 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were impacted directly by the events of September 11, 2001.

AVIATION TRAVEL SERVICES

    The Company's aviation travel services business provides tour operators, corporate travel departments, sports teams and casinos cost effective and reliable charter air transportation. The Company acts as a program manager for these customers by providing turnkey aircraft services including ground support and aircraft fueling, passenger service and support, and real-time flight tracking.

    On August 25, 2000, the Company completed the acquisition of Internet Aviation Services, Ltd. ("IASL") in accordance with a definitive purchase agreement dated August 11, 2000, which provided for the exchange of 250,000 shares of the Company's Common Stock for all of IASL's common stock. On August 11, 2000, the 250,000 shares of common stock issued for IASL had a market value of $984,375. Including direct acquisition costs, the aggregate purchase price for IASL was $1,176,905 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of IASL's net assets on the acquisition date aggregating $1,126,905 was allocated to goodwill.

    IASL was a new leisure and business travel services company offering charter services. In October 2000, RCG formed a new wholly-owned subsidiary, flightserv.com, Inc. ("flightserv"), which now operates the Company's aviation travel services business.

HOME TECHNOLOGY

    The Company's home technology business is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. It offers these products to residential homeowners through its relationships with home builders and to the commercial market. The Company operates two company owned locations in Charlotte, NC and Atlanta, GA and has franchise operations in 14 other markets in the south, southeast and Texas.

    On April 3, 2001, the Company acquired LST, Inc. d/b/a Lifestyle Technologies ("Lifestyle") in exchange for 1,153,525 shares of Common Stock pursuant to certain stock purchase agreements. At June 30, 2002, Lifestyle had met none of the performance goals related to contingent consideration provisions of two of these stock purchase agreements. Including direct acquisitions costs, the total purchase price aggregated $7,695,586 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Lifestyle's net assets on the acquisition date aggregating $8,069,669 was allocated to goodwill.

     Michael D. Pruitt, President, CEO and Chairman of the Company, was a 3.2% shareholder of Lifestyle prior to the acquisition by the Company. Avenel Ventures, Inc., then a subsidiary of the Company, was a 3.5% shareholder of Lifestyle prior to the acquisition by the Company.

    On July 10, 2001, the Company acquired certain net assets and the business of a home technology company in Atlanta, GA, now operated as Lifestyle Technologies Atlanta, Inc. ("LSTA") for $1,255,000 which was paid in cash ($275,000), Common Stock (139,365 shares) and a four - year term note ($250,000). Including direct acquisition costs, the total purchase price aggregated $1,259,857 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated $1,207,669 which was allocated to goodwill.

TECHNOLOGY SOLUTIONS

     The Company's technology solutions business is the result of the acquisitions of Avenel Alliance, Inc. ("Alliance") in February 2001 and Logisoft Corp. (f/k/a Logisoft Computer Products Avenel Corp.), and its wholly-owned subsidiary eStorefronts.net Corp. (together with Logisoft Corp., "Logisoft") in June 2001. Avenel Alliance was a wholly-owned subsidiary of Avenel Ventures, Inc. ("Avenel Ventures"), which was also acquired by the Company in February 2001.

    The Company's technology solutions business provides integrated products and services to assist customers in meeting their strategic technology initiatives. The Company's products and services include distribution of third-party published software titles to the educational market and corporate customers, full service Internet development, Internet site hosting and co-location and Internet business development services encompassing partner site management and marketing. In its Internet business development and marketing services, the Company generally participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

    On February 13, 2001, the Company acquired all of the Common Stock of Avenel Ventures in exchange for 957,143 shares of Common Stock pursuant to a share exchange purchase agreement dated as of November 8, 2000. The total purchase price aggregated $6,834,000 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of Avenel Ventures' net assets on the acquisition date aggregating $5,610,144 was allocated to goodwill. The Avenel Ventures business forms the core of the Company's current corporate staff, which incorporates its business advisory activities. Michael D. Pruitt, the Company's current President, CEO and Chairman, was an officer, director, and 4.9% shareholder of Avenel Ventures prior to the acquisition. Melinda Morris Zanoni, the Company's Executive Vice President, was an officer, director and 29.9% shareholder of Avenel Ventures at the time of acquisition.

    On June 19, 2001, the Company acquired Logisoft , in exchange of 785,714 shares of Common Stock pursuant to an Agreement and Plan of Merger. Also, during fiscal 2002, the Company issued an additional 32,738 shares of Common Stock in connection with the acquisition because Logisoft met certain performance goals from September 30, 2001 through June 30, 2002. Including direct acquisition costs, the total purchase price aggregated $5,504,879 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of Logisoft's net assets on the acquisition date aggregating $4,146,489 was allocated to goodwill. The aggregate purchase price and goodwill were both adjusted in fiscal 2002 by $42,000 to reflect the issuance of the earn-out shares.

TELECOMMUNICATIONS CALL CENTER

    The Company operates a thirty-five (35) seat telecommunications call center providing telemarketing, help desk and other services for Internet related and other companies. The call center provides support to aviation travel services businesses as a reservations and customer care center for airlines, tour operators and for internal programs for which the Company takes reservations from travelers.

    On September 7, 2000, the Company completed the acquisition of DM Marketing, Inc. ("DMM") in accordance with a definitive purchase agreement dated August 16, 2000, which provided for the exchange of 1,207,143 shares of the Company's Common Stock for all of the common stock of DMM. On August 16, 2000, the 1,207,143 shares of common stock issued for DMM had a market value of $5,281,250. Including direct acquisition costs, the aggregate purchase price for DMM was $6,210,897 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of DMM's net assets on the acquisition date aggregating $5,722,267 was allocated to goodwill. As of June 2001, the unamortized balance of the DMM goodwill was written off due to significant reductions in the prospects for this business.

     Michael D. Pruitt, the Company's current President, CEO and Chairman, was an officer, director and a 50% shareholder of DMM at the time it was acquired by the Company. Mr. Pruitt was not an officer, director, or shareholder of RCG prior to its acquisition of DMM.

STRATOS INN CONCEPT

    The Company owns the Stratos Inns business concept and during fiscal 2001 the Company held a lease on approximately two acres at the Dekalb-Peachtree Airport in Dekalb County, Georgia (the "PDK Property"). The PDK Property and similar properties at other general aviation airports provided an opportunity for Stratos Inns or a strategic partner to develop and provide a variety of lodging and related hospitality services to private aviation pilots and passengers. The Company was declared in default of the lease by the landlord in October 2000 on the basis that it did not commence construction on the PDK property. Due to its limited available capital and inability to secure a hotel management partner, the Company determined it was unlikely that the Company would be able to complete the construction of a hotel facility within the time constraints of its property lease or to obtain a lease extension from the landlord. In December 2000, the Company recorded a non-cash charge of $1,164,000 to write off its PDK and Stratos Inns investments. The Company has no plans to develop the Stratos Inns concept.

PRO FORMA RESULTS OF OPERATIONS

    Following is the unaudited pro forma consolidated financial information reflecting the Company's acquisitions of IASL, DMM, Avenel, Lifestyle and Logisoft as if such acquisitions had occurred as of the beginning of fiscal 2001 (in thousands, except per share amounts and weighted average shares):

                                                             2001
                                                          ----------
           Revenue................................    $       22,591
           Net loss from continuing operations....    $      (30,835)
           Net loss...............................    $      (31,468)
           Basic and diluted net loss per share...    $        (3.08)
           Weighted average shares................        10,232,245

DISCONTINUED OPERATIONS

Residential Real Estate

    Effective January 1, 1999 the Company discontinued its residential real estate development operations. Residential real estate operations included developed lots, undeveloped land, and equity investments in residential real estate development companies, partnerships, and joint ventures. In fiscal 2001, the Company recorded a $300,000 loss on disposal of discontinued operations to reflect its disposal of these assets.

Commercial Real Estate

    In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, GA area, classifying the operating results for this business, a loss of $332,000, as loss from discontinued operations. In May 2001, the Company entered into a contract to sell its two shopping centers which provided for closing on August 31, 2001. In August 2001, the Company completed the sale of all of the outstanding shares of the capital stock of the Company's subsidiary which owned the commercial real estate business in exchange for cash ($312,500) and a 60-day note receivable ($62,500), which was collected in October 2001. The Company realized a gain of approximately $576,000 on the sale in the quarter ended September 30, 2001.

NOTE 3. INVESTMENTS

    Investments consist of the following at June 30, 2002 and 2001:

                                         June 30, 2002                             June 30, 2001
                                         -------------                             -------------
                                               Net                                      Net
                                           Unrealized        Fair                   Unrealized         Fair
                              Cost           (Loss)          Value        Cost         Gains           Value
                             ------          -----           ------       -----       ------          -----

Equity securities .....   $   711,696    $   (51,493)   $   660,203   $ 1,019,716   $    87,634   $ 1,107,350
Certificates of deposit        51,879           --           51,879        99,051          --          99,051
                          -----------    -----------    -----------   -----------   -----------   -----------

                          $   763,575    $   (51,493)       712,082   $ 1,118,767   $    87,634     1,206,401
                          ===========    ===========                  ===========   ===========
Stock purchase warrants                                     101,472                                   385,142
                                                        -----------                               -----------

                                                        $   813,554                               $ 1,591,543
                                                        ===========                               ===========


The Company's certificates of deposit at June 30, 2002 were pledged as collateral security for letters of credit for an office space lease and a trade credit line. As of June 30, 2002, $350,000 of the Company's equity securities and $98,000 of its stock purchase warrants related to Team Sports Entertainment, Inc.

The unrealized loss on equity securities at June 30, 2002 consists of unrealized accumulated losses of $96,000 offset by unrealized accumulated gains of $45,000.

NOTE 4. PROPERTY AND EQUIPMENT

    At June 30, 2002 and 2001 property and equipment consists of the following:


                                               June 30,
                                                 ----
                                         2002          2001
                                         ----          ----

Land, buildings and improvements   $   381,992    $   314,209
Furniture and fixtures .........       430,364        512,590
Computers and office equipment .     1,154,711        730,846
Software .......................       251,499        180,790
Showroom (home technology) .....       102,468         20,000
Vehicles (home technology) .....        12,074           --
                                   -----------    -----------
                                     2,333,108      1,758,435
Accumulated depreciation .......      (861,271)      (113,378)
                                   -----------    -----------
                                   $ 1,471,837    $ 1,645,057
                                   ===========    ===========


NOTE 5.  GOODWILL

    The changes in goodwill, by business segment, for the fiscal year ended June 30, 2002, are as follows:

                                               Aviation
                                                Travel       Technology        Home
                                               Services       Solutions      Technology    Corporate         Total
                                               --------       ---------      ----------    ---------         -----

Balance at June 30, 2001 ................   $    939,088   $  8,259,991    $  7,699,128   $  1,000,000   $ 17,898,207
Cumulative effect of change in accounting
   principle (adoption of FAS 142) ......           --         (693,000)           --             --         (693,000)
                                            ------------   ------------    ------------   ------------   ------------
Balance on July 1, 2001 .................        939,088      7,566,991       7,699,128      1,000,000     17,205,207
Goodwill acquired during period .........           --             --         1,207,669           --        1,207,669
Other goodwill adjustments ..............           --           63,684          13,324           --           77,008
                                            ------------   ------------    ------------   ------------   ------------
Balance at June 30, 2002 ................   $    939,088   $  7,630,675    $  8,920,121   $  1,000,000   $ 18,489,884
                                            ============   ============    ============   ============   ============

    Goodwill was reduced by $693,000 in the technology solutions segment as a result of the implementation of FAS 142. This adjustment relates primarily to the discounting of the future net cash flows in the segment's Internet business development activity that was acquired as a part of the purchase of Avenel Alliance.

    Goodwill allocated to the Corporate segment relates to business advisory activities that were acquired by the Company as a part of the acquisition of Avenel Ventures in February 2001 and integrated into Corporate.

    In July 2001, the Company acquired LSTA, which resulted in the recording of $1,207,669 in goodwill. During fiscal 2002, goodwill increased by $42,000 in the technology solutions business as a result of the issuance of 32,738 shares of Common Stock in accordance with the contingent consideration provisions of the related acquisition agreement. The remaining goodwill adjustments in fiscal 2002 relate to resolutions of contingencies that existed as of the dates that the related businesses were acquired by the Company.

    Reported net income (loss) adjusted for the amounts of goodwill amortization recorded by the Company prior to the adoption of FAS 142 is as follows:

                                                                     Year Ended June 30,

                                                                  2002             2001
                                                             -------------     -------------
Reported (loss) loss before cumulative effect of change
   in accounting principle .............................     $  (3,602,311)  $  (21,690,701)
Add back: Goodwill amortization ..........................            --          2,030,630
                                                             -------------    --------------
     Adjusted (loss) before cumulative effect of change in
        accounting principle .............................      (3,602,311)     (19,660,071)
Cumulative effect of change in accounting principle ......        (693,000)             --
                                                             -------------    --------------

     Adjusted net (loss) ...............................     $  (4,295,311)  $  (19,660,071)
                                                             =============    ==============
Basic and diluted net income (loss) per share:
Reported (loss) before cumulative effect of change in
   accounting principle ..................................   $     (0.31)    $       (3.11)
Add back: Goodwill amortization ..........................            --              0.26
                                                             -------------    --------------
     Adjusted (loss) before cumulative effect of change in
        accounting principle .............................         (0.31)            (2.85)
Cumulative effect of change in accounting principle ......         (0.06)          --
                                                             -------------    --------------

     Adjusted net (loss) .................................   $     (0.37)    $       (2.85)
                                                             =============    ==============


    The effect of the adoption of FAS 142 on the quarter ended September 30, 2001 was to increase the Company's reported net loss, restated as described in
Note 16, of $1,748,914 ($0.15 per share) by the amount of the cumulative effect of change in accounting principle measured as of July 1, 2001, $693,000 ($0.06 per share), to $2,441,914 ($0.21 per share).

NOTE 6. NOTES PAYABLE

    Notes payable consists of the following at June 30, 2002 and 2001:

                                                                                                         June 30,
                                                                                                   2002          2001
                                                                                                   ----          ----
Note payable - due on demand bearing interest at the prime rate plus 1.0% and
secured by assets pledged by an affiliate of the Company .................................   $   100,000    $      --
Note payable - unsecured and due on demand ...............................................        55,000           --
Notes payable - due in August 2003 with interest imputed at 8% and unsecured (3) .........       462,500         57,500
Note payable - due in August 2003 with interest at 10% and collateralized by certain home
technology assets (3) ....................................................................       300,000           --
Note payable - due in August 2003 with interest at 12% and unsecured .....................       381,782        425,000
Note payable - due in August 2003 with interest at 10% and unsecured (3) .................       200,000           --
Note payable - due in August 2003 with interest at 12% and collateralized by certain......
home technology accounts receivable and inventory (1) ....................................       650,000           --
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005,
interest payable at 8.00% and collateralized by home technology accounts receivable.......       217,000           --
Capital lease obligation at 12% due in monthly installments of $710 through September 2004        11,498           --
Mortgage payable to a bank in monthly installments of $1,751, including interest
at 7.96% through October 2015 and collateralized by a building ...........................       179,271        185,533
Note payable - $200,000 due December 31, 2002 and $600,000 due December 31, 2003
with interest at 12% and  collateralized by certain aviation travel service
business assets, less discount of $96,399 (2) ............................................       703,601           --
                                                                                             -----------    -----------
                                                                                               3,260,652        668,033
Less current maturities, including demand notes ..........................................      (407,221)      (488,987)
                                                                                             -----------    -----------

Long-term portion ........................................................................   $ 2,853,431    $   179,046
                                                                                             ===========    ===========

(1) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.
(2) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions.
(3) The principal and accrued interest on this note payable are convertible to share of Common Stack at the greater of (i) $1.12 per share or (ii)a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date.


Future maturities of the mortgage payable and notes payable are as follows at June 30, 2002:


                                             Note
       Fiscal Year            Mortgage      payable        Total
       -----------             --------     -------         -----
      2003                $     7,023    $   400,198   $   407,221
      2004                      7,603      2,632,582     2,640,185
      2005                      8,231         36,000        44,231
      2006                      8,910        109,000       117,910
      2007                      9,646           --           9,646
     Thereafter               137,858           --         137,858
                            -----------    -----------   -----------
                          $   179,271    $ 3,177,780     3,357,051
                            ===========    ===========
     Discount                                              (96,399)
                                                        -----------
                                                        $ 3,260,652
                                                        ===========

NOTE 7. INCOME TAXES

    Deferred income tax assets and (liabilities) consist of the following as of June 30, 2002 and 2001:


                                                                    June 30,

                                                               2002            2001
                                                               ----            ----
Deferred income tax assets:
Warrants and stock options .............................   $ 18,957,496    $ 18,957,496
Net operating loss carryforwards .......................     14,850,202      14,458,697
Other ..................................................        271,513         229,605
                                                           ------------    ------------
    Total deferred income tax assets ...................     34,126,011      33,645,798
Deferred income tax liabilities - property and equipment       (167,057)       (167,057)
                                                           ------------    ------------
Net deferred income tax assets .........................     33,958,954      33,478,741
Deferred income tax asset valuation allowance ..........    (33,958,954)    (33,478,741)
                                                           ------------    ------------
    Net deferred income tax assets                         $        -       $        -
                                                           ============    =============


    A reconciliation of the Company's effective income tax rate (-0-%) to the statutory income tax rate (39%) is as follows:

                                                         Year Ended June 30,
                                                         -------------------
                                                     2002               2001
                                                     ----               ----
     Federal tax benefit at statutory rate     $   (1,460,406)   $   (7,374,838)
     State tax benifit, net of federal               (214,766)       (1,084,535)
     Permanent differences                            303,672         4,358,525
     Adjustment of net operationg loss                891,286              --
     Change in deferred tax asset valuation
     allownce                                         480,214         4,100,848
                                               --------------    --------------
     Income tax expense - actual               $         --       $         --
                                               ==============    ==============

    As of June 30, 2002 the Company had approximately $38,000,000 of net operating loss carry forwards (NOL's) for federal income tax purposes, which expire between 2019 through 2022. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL's could be limited.

    In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company's 1996 and 1997 and one of its subsidiary's 1994 and 1995 tax returns, which the Company has appealed. At June 30, 2002, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 8. UNEARNED INCOME

    Following is a summary of unearned income at June 30, 2002 and 2001:

                                 June 30,
                                  ----
                             2002         2001
                             ----         ----

Charter flight revenue   $3,223,969   $1,069,566
Other unearned income       104,919       91,490
                         ----------   ----------
                         $3,328,888   $1,161,056
                         ==========   ==========

NOTE 9. COMMON STOCK AND PAID IN CAPITAL

    In fiscal 2002, the Company issued 139,365 shares of restricted Common Stock in connection with the acquisition of LSTA and 32,738 shares of restricted Common Stock to management of Logisoft in exchange for Logisoft reaching certain performance criteria set forth in the purchase agreement governing the Company's acquisition of Logisoft.

    During the year ended June 30, 2002, the Company issued 54,746 shares of restricted Common Stock in exchange for consulting and legal services and as a reimbursement of expenses for one employee. Included in this amount are 10,884 shares issued to two directors of the Company as reimbursement for their service to the Company as directors.

    In December 2001, the Company issued 71,429 shares of restricted Common Stock as a loan origination fee.

    In the period from December 2001 to June 30, 2002, the Company issued an aggregate of 1,251,429 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $0.70 per share. Through June 30, 2002, the proceeds raised in this private placement were $858,500 net of direct expenses.

    On June 17, 2002 the Company implemented a reverse stock split exchanging one share of Common Stock for every seven shares held by the Company's stockholders as of the close of business on June 14, 2002. As a result, an adjustment was recorded to reduce the recorded amount of common stock and increase additional paid in capital, each by $2,600,014. The reverse stock split was approved by the Company's shareholders at its annual meeting held on May 17, 2002. All of the share amounts in these financial statements have been adjusted for this reverse stock split.

    During fiscal 2002, the Company received a capital contribution of $200,000 in connection with the launch of its national franchising program for its home technology business.

    During fiscal 2002, the Company terminated a public relations contract pursuant to which it had issued 132,000 shares of restricted Common Stock during fiscal 2001. Pursuant to the terms of the settlement, 89,143 shares were returned to the Company and were placed in treasury stock as of June 30, 2002.

    In August 2000, the Company sold 1,010,000 shares of restricted Common Stock at $2.625 per share in a private placement transaction. After fees and expenses, the Company realized $2,409,000 from the private placement.

    In January and February 2001, the Company raised $575,000 in a private placement sale of 41,071 units. Each unit consists of 1) two shares of restricted Common Stock, 2) a warrant to purchase two shares of restricted Common Stock at $21 per share, based on certain criteria, that expires 12 months after the shares underlying the warrant can be sold pursuant to an effective registration statement under the Securities Act as amended; 3) a warrant to purchase two shares of restricted Common Stock at $28 per share, based on certain criteria, that expires in 24 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act.

    In fiscal 2001, the Company issued 4,353,525 shares of restricted Common Stock in connection with the acquisition of IASL, DMM, Avenel, Lifestyle, and Logisoft.

    In fiscal 2001, the Company issued an aggregate of 110,292 shares of restricted Common Stock, including 57,143 treasury shares, in exchange for legal, strategic acquisition, franchise and other consulting services from third parties and issued 132,000 shares of restricted Common Stock in connection with a one year contract with a public relations and investor relations consultant. The Company recorded $624,128 of expense related to such issuances.

    In fiscal 2001, the Company issued an aggregate of 409,061 shares of Common Stock in connection with the exercise of options and warrants.

NOTE 10. STOCK OPTIONS AND WARRANTS

    The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and options and warrants issued to non-employees under FAS No. 123, "Accounting For Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with FAS No. 123.

    At the July 11, 2000 meeting, the shareholders approved the Company's 2000 Stock Option Plan (the "Option Plan"). The Company's Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company`s Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board of Directors. The Plan allows participants to purchase Common Stock of the Company at prices set by the Board of Directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unexercised options expire 10 years or less after the date of grant unless otherwise specified by the Board of Directors. At the January 10, 2001 annual shareholders meeting, the shareholders increased the number of shares available for the granting of incentive stock options under the Option Plan from 10,000,000 to 20,000,000 shares.

    In 2002, the Company issued options to purchase 255,715 shares of Common Stock to certain employees, officers and directors under the Option Plan versus 1,347,611 options in fiscal 2001. In addition, in fiscal 2001, the Company issued non qualified options to purchase 125,000 shares of Common Stock to an employee. The Company recognized $1,125,000 of compensation expense in connection with its 2001 option grants to employees due primarily to the granting of options to two key management of the Company's aviation travel services business with exercise prices below the Company's stock price on the date of grant.

    Also, in fiscal 2001, the Company issued options and warrants to purchase 428,571 shares of Common Stock in exchange for venture capital and investment banking services.

    In fiscal 2002, the Company cancelled 329,237 stock options, primarily in connection with employee terminations.

    In fiscal 2001, options to purchase 285,714 shares of Common Stock at an exercise price of $2.80, 8,571 shares at an exercise price of $1.75, and 14,286 shares at an exercise price of $4.90 were exercised. Also, in May 2001, options to purchase 57,143 shares of Common Stock at an exercise price of $3.08 were exercised on a cashless basis. The Company recognized $151,000 of expense in fiscal 2001 in connection with these cashless exercises.

    The following table summarizes the outstanding options at June 30, 2002 and 2001:

                    June 30, 2002                                              June 30, 2001
                    -------------                                              -------------
                                          Vesting                                                     Vesting
                      Exercise   Term     Period                             Exercise    Term          Period
    Shares             Price    (Years)   (Months)             Shares          Price    (Years)       (Months)
   -------            ------    ------    --------             -------          ---      ------        -------

   87,857   $           1.26       10 *       48 *               --     $        --        --          --
  479,286           1.75 to 1.96   10      12 to 48            420,000          1.75       10          12
  328,571               4.90       10         12               442,857          4.90       10        12 to 48
  142,857               5.25       10         --               142,857          5.25       10           --
    8,328               5.46       10         18                31,518          5.46       10          18
   35,714               5.88       10      36 to 42             68,572          5.88       10        36 to 42
   96,476               5.95       10      12 to 38            146,807          5.95       10        12 to 38
   38,571               6.65       10      12 to 46             38,571          6.65       10        12 to 46
   14,286               7.00       10         46                14,286          7.00       10          46
   71,429              10.08       10         --                71,429         10.08       10           --
   17,857              21.00       10         --                17,857         21.00       10           --
---------                                                    ---------

1,321,232                                                    1,394,754
=========                                                    =========

* 35,714 non-qualified options issued to an employee in December 2001 have a three-year term and are fully vested.

    In fiscal 2002 and 2001, the Company issued warrants to purchase 203,571 and 880,535 shares of its Common Stock, respectively, in exchange for consulting and legal services and as debt issuance costs. In addition, in fiscal 2001 the Company issued warrants in connection with Common Stock private placement transactions. Certain of the warrants issued contain registration rights provisions. In fiscal 2001, the Company recognized compensation expense of $5,609,202 in connection with the issuance of warrants, including $100,000 in fiscal 2001 related to the re-pricing of warrants to purchase 71,429 shares of Common Stock that were exercised in fiscal 2001.

    In fiscal 2001, the Company cancelled warrants to purchase 719,286 shares of Common Stock.

    The following table summarizes the outstanding warrants at June 30, 2002 and 2001:




                      June 30, 2002                                              June 30, 2001
                      -------------                                                ---------

                              Exercise      Term                                     Exercise        Term
         Shares                Price       (Months)               Shares               Price        (Months)
         ------                -----       --------               ------               -----        --------


         793,768         $       0.28          54                  793,768         $       0.28         54
         150,000            1.05 to 1.75       36                      -                    -            -
          42,857                 2.45          36                      -                    -            -
          57,143                 3.50         120                   57,143                 3.50         120
         679,106                 5.25         120                  679,106                 5.25         120
          14,286                 5.67          48                   14,286                 5.67          48
           1,429                 7.00          --                    1,429                 7.00          --
           7,143                 7.70          36                    7,143                 7.70          36
          96,428                12.25          --                   85,714                12.25          --
          82,143                21.00          *                    82,143                21.00           *
         517,857                28.00         120*                 517,857                28.00         120*
-----------------                                          ----------------
       2,442,160                                                 2,238,589
=================                                          ===============

* All of the $21.00 warrants and 82,143 of the $28.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.


    All of the warrants issued by the Company are exercisable, except for 79,377 with an exercise price of $0.28 that vest in December 2002, 14,286 with an exercise price of $5.67 that vest over 3 years, 150,000 that vest in equal quarterly amounts in September 2002, December 2002, March 2003 and June 2003 and 16,667 that vest upon the holder meeting the requirements of a capital raise commitment.

    In January 2001, the Company entered into a settlement agreement (the "Corners Settlement") with Four Corners Capital, LLC ("Four Corners") and DC Investment Partners Exchange Funds, L.P. ("DC Fund"), regarding, among other issues, the termination of Four Corners' investment banking agreement with the Company and the resolution of disputed issues related to the stock purchase agreement and related documents entered into between the Company and Four Corners in January 2000. An investor of Four Corners was formerly a Director of the Company. The Corners Settlement provides for, among other things, (1) the cancellation of warrants to purchase 28,571 and 142,857 shares of Common Stock with exercise prices of $12.25 and $28.00, respectively, outstanding at June 30, 2000; (2) the issuance of an option to purchase 142,857 shares of Common Stock at an exercise price of $5.25 which expires in January 2006; (3) the amendment of Four Corners' warrants to purchase 371,409 shares of Common Stock outstanding at December 31, 2000 reducing the exercise prices of $42.42 and $68.39 to $5.25 and increasing the term from 18 to 60 months expiring in January 2006; (4) the amendment of a warrant to purchase 17,686 shares of Common Stock outstanding at June 30, 2000 held by DC Fund which amendment reduced the exercise price from $68.37 to $5.25 and extends the expiration to January 2006; and (5) the issuance of 28,571 shares of restricted Common Stock to Four Corners.

    In February 2001, the Company entered into a settlement agreement ("the Acqua Settlement) with the Acqua Wellington Value Fund, Ltd. ("Acqua") resolving disputed issues arising out of the stock purchase agreement and related document entered into between the Company and Acqua in January 2000. The Acqua Settlement provides for, among other things, the amendment to Acqua's warrants to purchase 232,868 shares of Common Stock outstanding at December 31, 2000 and the amendment of Acqua's registration rights. The warrants' exercise prices were reduced from $42.42 and $68.39 to $5.25 and the expiration terms were reduced from 18 months to 12 months after the shares underlying the warrants can be sold pursuant to an effective registration statement under the Securities Act of 1933 as amended. In connection with the Corners Settlement and the Acqua Settlement, the Company recorded $182,000 of compensation expense.

     On June 26, 2000, the Company entered into a series of agreements with a supplier of technical, marketing and programming services for the provision of services related to the development of its Private SeatsTM program. These agreements provided that the supplier was to vest in warrants to purchase at combined total of approximately 794,000 shares of the Company's Common Stock at $0.28 per share, which are reflected in the warrant table above. The vesting dates related to these warrants were December 31, 2000, 2001 and 2002. Due to the termination of its Private SeatsTM program, during fiscal 2001, the Company expensed $5.2 million in connection with these warrants. The Company has questioned whether the supplier has actually vested in the warrants due to the fact that the program was terminated and the supplier was not required to perform the services among other considerations. The Company is presently in negotiations with this supplier to terminate these agreements and eliminate the related warrants. At this time, the Company cannot predict what the outcome of these negotiations will be.

    Following is a summary of certain information regarding the Company's options and warrants for fiscal 2002 and 2001:


                                                             2002
                                                             ----
                                                                                           Weighted
                                                             Weighted      Weighted         Average
                                                             Average       Average         Remaining
                                                             Exercise     Grant-date      Contractual
                                              Number          Price       Fair Value         Life
                                             -------         ------      -----------         -----

Outstanding at beginning of year ...        3,633,343       $   10.57
                                           -----------
Grants during the year:
  Exercise price greater than market          387,143       $    2.66    $     1.26       6.1 yrs.
  Exercise price equal to market ...           72,143       $    1.27    $     0.98       6.0 yrs.
  Exercise price below market` .....             --               --     $     --             --
                                           -----------
    Total granted ..................          459,286       $    0.79    $     --             --
                                           -----------
Exercised during the year ..........             --         $    0.74    $     --             --

Cancelled during the year ..........          329,237       $    4.07    $     --             --
                                           -----------

Outstanding at end of year:
  Exercisable at $0.28 to $1.96 ....        1,510,912       $    0.95          --         4.4 yrs.
  Exercisable at $2.94 to $7.00 ....        1,459,623       $    5.14          --         3.3 yrs.
  Exercisable at $7.70 to $12.25 ...          175,000       $   11.17          --         0.9 yrs.
  Exercisable at $14.00 to $21.00 ..          100,000       $   21.00          --         1.3 yrs.
  Exercisable at $28.00 ............          517,857       $   28.00          --         0.7 yrs.
                                           -----------
   Total outstanding ...............        3,763,392       $    7.31
                                           ===========

Exercisable at end of year:
  Exercisable at $0.28 to $1.96 ....        1,170,105       $    0.85          --             --
  Exercisable at $2.94 to $7.00 ....        1,356,338       $    5.08          --             --
  Exercisable at $7.70 to $12.25 ...          167,858       $   11.13          --             --
  Exercisable at $14.00 to $21.00 ..          100,000       $   21.00          --             --
  Exercisable at $28.00 ............          517,857       $   28.00          --             --
                                           ----------
    Total exercisable ..............        3,312,158       $    7.95

                                           ===========


                                                                      2001
                                                                      ----
                                                                                           Weighted
                                                             Weighted      Weighted         Average
                                                             Average       Average         Remaining
                                                             Exercise     Grant-date      Contractual
                                              Number          Price       Fair Value         Life
                                             -------         ------      -----------         -----

Outstanding at beginning of year ...        3,206,446       $   20.37
                                           -----------
Grants during the year:
  Exercise price greater than market          423,236       $   14.49    $    0.03            --
  Exercise price equal to market ...          772,233       $    5.04    $     --             --
  Exercise price below market` .....        1,479,106       $    3.29    $    0.46            --
                                           -----------
    Total granted ..................        2,674,575       $    5.53    $     --             --
                                           -----------
Exercised during the year ..........          444,286       $    5.18    $     --             --

Cancelled during the year ..........        1,803,392       $   28.49    $     --             --
                                           -----------

Outstanding at end of year:
  Exercisable at $0.28 to $1.96 ....        1,213,768       $    0.77    $     --         3.2 yrs.
  Exercisable at $2.94 to $7.00 ....        1,637,432       $    5.25    $     --         6.0 yrs.
  Exercisable at $7.70 to $12.25 ...          164,286       $   11.13    $     --         9.3 yrs.
  Exercisable at $14.00 to 21.00....          100,000       $   21.00    $     --         3.1 yrs.
  Exercisable at $28.00 ............          517,857       $   28.00          --         8.5 yrs.
   Total outstanding ...............        3,633,343       $   10.57
                                           ===========

Exercisable at end of year:
  Exercisable at $0.28 to $1.96 ....          871,352       $    0.84    $     --             --
  Exercisable at $2.94 to $7.00 ....        1,093,262       $    5.18    $     --             --
  Exercisable at $7.70 to $12.25 ...          164,286       $   11.13    $     --             --
  Exercisable at $14.00 to $21.00 ..          100,000       $   21.00          --             --
  Exercisable at $28.00 ............          517,857       $   28.00          --             --
    Total exercisable ..............        2,746,757
                                           ===========

    Pro forma information regarding net loss is required by FAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Model with the following weighted average assumptions for fiscal 2002; risk-free interest rate range of 3.62% to 4.76%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of .974; and an expected life of the option of 3 to 5 years. The weighted average grant date fair value of options granted in 2002 was $0.24 per share.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can naturally affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company's employee stock options.

    The Company's pro forma net loss and net loss per share assuming compensation cost was determined under FAS No. 123 for all options would have been the following for the years ended June 30, 2002 and 2001:


                                                              For The Year Ended June 30,
                                                               --------------------------

                                                                2002                 2001
                                                                ----                 ----
Net loss from continuing operations ...............       $  (5,504,346)    $     (24,245,948)
Net loss from discountinued operations ............                --                (632,611)
Gain on disposal of discontinued operations .......             575,824                  --
Cumulative effect of change in accounting principle            (693,000)                 --
                                                          -------------        --------------
Net loss ..........................................       $  (5,621,522)$         (24,878,559)
                                                          =============        ==============
Net loss per share from continuing operations .....       $      (0.48)    $           (3.15)
Net loss per share from discountinued operations ..                --                  (0.07)
Net loss per share from discontinued operations ...               0.04                   --
Net loss per share from accounting principle change              (0.05)                  --
                                                          -------------        --------------
Net loss per share ................................       $      (0.49)    $           (3.22)
                                                          =============        ==============

Note 11. GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

     Following is a summary of the Company's general and administrative expenses for the years ended June 30, 2002 and 2001:

                                              Year ended June 30,
                                              ------------------
                                              2002            2001
                                              ----            ----
Compensation expense              $        4,153,266   $  2,605,316
Legal and professional fees                  604,203      1,094,928
Public and investor relations                 10,674        728,428
Marketing and advertising                    378,004        493,917
Rent expense                                 579,357        334,837
Insurance                                    364,448        259,447
Telecommunications                           313,183        166,474
Office and printing expense                  457,848        374,393
Travel and entertainment                     375,768        242,198
Other                                        469,434        293,699
                                            --------       --------
                                  $        7,706,185    $ 6,593,637
                                            ========       ========
Note 12. RELATED PARTY TRANSACTIONS

    In fiscal 2002 and 2001, the Company's CEO, Michael D. Pruitt, and a company owned by Mr. Pruitt made loans to the Company. At June 30, 2002, notes and advances due to affiliates consisted of the following:

          Note payable to Mr. Pruitt ...................       $ 10,657
          Advance payable to Mr. Pruitt ................         25,391
          Notes payable to a company owned by Mr. Pruitt        108,392
                                                               --------
                                                               $144,440
                                                               ========
    The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

    Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for the Company's home technology business. At June 30, 2002, the balance outstanding on this bank facility was $100,000.

    Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina and in another company that is a franchisee of the Company's home technology business in three locations in the state of Maryland. During the quarter ended March 31, 2002, $80,000 of the notes payable to a company owned by Mr. Pruitt was used as payment for the purchase price of two Maryland franchise locations of the Company's home technology business. Also, during the quarter ended June 30, 2002, Mr. Pruitt offset $109,000 of debt owed to him in connection with the payment of $69,000 of royalties from franchises in which he has an interest and the payment of a franchise fee of $40,000 for a third party to whom Mr. Pruitt was indebted.

    Paul B. Johnson, a director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market. In addition, Mr. Johnson was named Chief Executive Officer and a board member of Lifestyle Innovations, Inc., which acquired the Company's home technology business in September 2002 as further described in Note 2 to these financial statements.

    During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began a low voltage wiring business headquartered in Charlotte, NC to service the commercial market. Mr. Barrett's company operates as a Lifestyle franchisee in the commercial low voltage wiring marketing in Charlotte, NC and also owns the Greenville and Columbia, SC franchises. The Company waived Mr. Barrett's franchise fee for the commercial franchise, however, these locations pay royalties at the same rate as other franchises. At June 30, 2002, Mr. Barrett's company owes the Company and its subsidiaries $227,000.

    During fiscal 2002, G. David Gordon, an RCG shareholder, and a company in which he is the president and a shareholder, loaned the Company and its subsidiaries $1,144,000 at interest rates of 8% to 12%. At June 30, 2002, total debt outstanding to Mr. Gordon and this company was $1,500,000. Mr. Gordon has an ownership interest in seven of the Company's home technology business franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000, and acts as special legal counsel to the Company from time to time.

NOTE 13. BUSINESS SEGMENT INFORMATION

    Information related to business segments is as follows (in thousands):

Year ended June 30, 2002:                                           Aviation
                                                                     Travel      Call    Technology     Home
                                                                    Services    Center   Solutions  Technology  Corporate     Total
------------------------------------------------------------------  --------   --------   --------   --------   --------   --------
Revenue ..........................................................  $ 27,210   $     63   $ 10,294   $  2,878   $    279   $ 40,724
Income (loss) from continuing operations .........................      (795)      (151)      (609)    (1,184)    (1,439)    (4,178)
Identifiable assets ..............................................     5,551        192     11,197      9,950      1,982     28,872
Capital expenditures .............................................        21       --           67        238          1        327
Depreciation and amortization ....................................        58         18        229         65         15        385

Year ended June 30, 2001: ........................................   Aviation
                                                                      Travel     Call   Technology     Home
                                                                     Services   Center   Solutions  Technology Corporate     Total
------------------------------------------------------------------  --------   --------   --------   --------   --------   --------
Revenue ..........................................................  $ 11,179   $    230   $  1,223   $    975   $   --     $ 13,607
Income (loss) from continuing operations .........................    (1,501)    (5,724)      (290)    (1,466)   (12,077)   (21,058)
Identifiable assets ..............................................     2,680        410     13,192      8,602      1,681     26,565
Capital expenditures .............................................        43         22       --           40          2        107
Depreciation and amortization ....................................       406        967        514        410          3      2,300


NOTE 14. CONTINGENCIES

Legal Proceedings

    During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

    The Company and its subsidiary LSTA have initiated a lawsuit against David Watson, the sole shareholder of Greater Atlanta Alarm Services, Inc. ("GAAS"), which LSTA acquired in July 2001, seeking damages or rescission for claims of fraud and breach. Mr. Watson has counterclaimed against RCG and LSTA for default in payment of the purchase price and for attorneys' fees. This matter is in the discovery stage and no assurance can be given that the Company and LSTA will prevail in its claims or that the Company and LSTA will not be required to pay amounts allegedly owed to Mr. Watson.

Commitments

    The Company leases office space under non-cancelable office leases and also enters into vehicle lease arrangements for its home technology business. The future minimum lease payments required under these leases at June 30, 2002 are as follows:

                Fiscal Year                 Total
                -----------                 -----
                    2003                  $   559,677
                    2004                      487,063
                    2005                      449,770
                    2006                      465,872
                    2007                      442,269
                    Thereafter                550,891
                                          ------------
                                          $ 2,955,542
                                          ============

    Rent expense under operating leases aggregated $579,357 and $334,837 for the years ended June 30, 2002 and 2001, respectively.

NOTE 15. NON-CASH TRANSACTIONS

Non-cash transactions occurring during the year ended June 30, 2002 and 2001 are as follows:

                                                                                      Year ended June 30,
                                                                                      ------------------
                                                                                        2002        2001
                                                                                    -----------  -----------
          Schedule of non-cash transactions:
               Common stock issued for acquired businesses .......................  $   775,962  $26,841,567
                                                                                    ===========  ===========
               Sale of real estate in exchange for note receivable ...............  $   162,500  $ 2,265,000
                                                                                    ===========  ===========
               Issuance of compensatory stock purchase warrants in connection
                   with strategic alliances and other services ...................  $    94,900  $ 1,053,360
                                                                                    ===========  ===========
               Payment for services with common stock ............................  $    36,513
                                                                                    ===========
               Value of investments received in capital contribution .............  $   150,000
                                                                                    ===========
               Payment of notes payable through forgiveness of accounts receivable  $   197,560
                                                                                    ===========
               Unrealized loss on available for sale investments .................  $   139,127
                                                                                    ===========
               Issuance of common stock and warrants for loan origination fees ...  $   130,197
                                                                                    ===========
               Return of stock to the Company in settlement of services contract .  $   627,570
                                                                                    ===========
               Cumulative effect of adoption of FAS 142, reducing goodwill .......  $   693,000
                                                                                    ===========
               Impact of reverse stock split effected in June 2002 ...............  $ 2,600,014
                                                                                    ===========


NOTE 16. INTERIM FINANCIAL INFORMATION - UNAUDITED

During its closing procedures for the fiscal year ended June 30, 2002, the Company discovered that certain accounts, including certain cash accounts, prepaid expenses, accounts receivable and certain accrual accounts were not adequately reconciled during the year at flightserv. These accounts required adjustments totaling $1,464,246 to increase operating expenses and properly state the account balances. These adjustments were recorded during the year end closing process. The items that were not recorded properly or reconciled in a timely manner related exclusively to flight program operating costs. A detailed review of the activity in these accounts during the year indicated that adjustments were required to properly state the operating results for prior quarters during the fiscal year for these errors. An immaterial amount of this adjustment related to the fiscal year ended on June 30, 2001 and that amount is included in the adjustment to the quarter ended September 30, 2001. The impact of these adjustments on the quarters during fiscal 2002 is summarized in the table below (unaudited):


                                          September 30,    December 31,  March 31,   June 30,     Year ended June 30,
                                              2001           2001         2002         2002           2002
                                          ---------------------------------------------------------------------------
Net Income/(Loss) as reported ..         $  (1,417,043)   $ (600,985)  $  24,865  $   (2,302,148)   $(4,295,311)
Adjustments -- cost of goods sold .....     (1,024,871)     (232,236)   (207,139)      1,464,246            --
                                         -------------   -----------   ---------   -------------   -------------

Net Income/(Loss) as restated ......... $   (2,441,914)   $ (833,221)  $(182,274)  $    (837,902)   $(4,295,311)
                                         =============   ===========   =========   =============   =============

Net Income/(Loss) as reported per share  $      (0.13)    $   (0.05)   $    --     $       (0.19)   $     (0.37)
Adjustments per Share .................  $      (0.09)    $   (0.02)   $   (0.02)  $        0.12    $        --
                                         -------------   -----------   ---------   -------------   -------------

Net Income/(Loss) per share as restated  $      (0.22)    $   (0.07)   $   (0.02)  $       (0.07)   $     (0.37)
                                         =============   ===========   =========   =============   =============


The Company's quarterly results, as restated, for the year ended June 30, 2002 are as follows (unaudited):

                                                                                                                       Year Ended
                                                              September 30,  December 31,     March 31,    June 30,      June 30,
                                                                 2001           2001           2002           2002        2002
                                                             -------------- -------------  -----------    ------------  -----------
Revenue
Services ..................................................  $  6,675,244   $  5,026,079   $  7,320,765   $ 10,544,277 $ 29,566,365
Product sales .............................................     2,930,531      2,137,927      2,425,811      3,663,232   11,157,501
                                                             ------------   ------------   ------------   ------------  ------------
       Total revenue ......................................     9,605,775      7,164,006      9,746,576     14,207,509   40,723,866
Cost of revenue
Services ..................................................     7,040,442      4,227,572      6,225,260      9,375,560   26,868,834
Product sales .............................................     2,467,674      1,698,352      2,184,768      3,310,238    9,661,032
                                                             ------------   ------------   ------------   ------------  ------------
       Total cost of revenue ..............................     9,508,116      5,925,924      8,410,028     12,685,798   36,529,866
                                                             ------------   ------------   ------------   ------------  ------------

       Gross profit .......................................        97,659      1,238,082      1,336,548      1,521,711    4,194,000
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants .....          --           11,875          7,125          9,825       28,825
Selling, general and administrative expenses - other ......     2,227,783      1,703,291      1,580,353      2,194,758    7,706,185
Provision for bad debts ...................................        58,555          7,098         19,433        179,555      264,641
Depreciation and amortization .............................        87,460         96,737        100,918        100,563      385,678
                                                             ------------   ------------   ------------   ------------  ------------
       Operating costs and expenses .......................     2,373,798      1,819,001      1,707,829      2,484,701    8,385,329
                                                             ------------   ------------   ------------   ------------  ------------

       Operating loss .....................................    (2,276,139)      (580,919)      (371,281)      (962,990)  (4,191,329)

Interest expense (income), net ............................         8,887         83,645         93,165        112,275      297,972
(Gain) loss on investments, net ...........................       210,505        168,657       (282,172)      (243,465)    (146,475)
Gain on sale of assets ....................................      (170,793)          --             --            6,102     (164,691)
                                                             ------------   ------------   ------------   ------------  ------------

       Loss from continuing operations ....................    (2,324,738)      (833,221)      (182,274)      (837,902)  (4,178,135)
Gain on disposal of discontinued operations ...............       575,824           --             --             --        575,824
                                                             ------------   ------------   ------------   ------------  ------------

       Loss before cumulative effect of change in
               accounting principle .......................    (1,748,914)      (833,221)      (182,274)      (837,902)  (3,602,311)
Cumulative effect of change in accounting principle .......      (693,000)          --             --             --      (693,000)
                                                             ------------   ------------   ------------   ------------  ------------

       Net loss ...........................................  $ (2,441,914)  $   (833,221)  $   (182,274)  $   (837,902)$ (4,295,311)
                                                             ============   ============   ============   ============  ============

Basic and diluted net loss per share:
    Loss from continuing operations                          $     (0.20)   $     (0.07)   $    (0.02)    $     (0.07)  $     (0.36)
    Gain on disposal of discontinued operations                     0.05             -             -               -           0.05
    Cumulative effect of change in accounting principle            (0.06)            -             -               -          (0.06)
                                                             ------------   -------------  ------------   ------------- ------------

       Net loss                                              $     (0.21)    $     (0.07)  $    (0.02)    $     (0.07)  $     (0.37)
                                                             ============   =============  ============   ============= ============

Weighted average shares outstanding                            10,954,006      11,025,560    11,866,094      12,250,181   11,520,096
                                                             =============  =============  ============   ============= ============


The restated amounts will be reported in future financial statements in which these periods are presented.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 31, 2002, the Company dismissed Ernst & Young LLP ("EY") as the Company's independent public accountants. In connection with the dismissal of EY, the Company engaged Crisp Hughes Evans LLP ("CHE") as the Company's independent public accountants for fiscal year 2002. EY reported on the Company's financial statements for the fiscal years ended June 30, 2000 and 2001. Such reports contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. The Company's Audit Committee and Board of Directors approved the decision to change the Company's independent public accountants. In connection with the audits of the Company's financial statements for the past two fiscal years and through January 31, 2002, there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of EY, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Company's financial statements for such years.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

    Set forth below are the names, ages (at September 20, 2002), positions and offices held and a brief description of the business experience during the past five years of each person who is an executive officer or director of the Company.

DR. JAMES A. VERBRUGGE (age 62) has served as a director of the Company since January 11, 1999 when he was appointed by the Board to fill the vacancy created by the resignation of a director of the Company. Dr. Verbrugge is a Professor of Finance and Director of the Center for Strategic Risk Management at the University of Georgia, where he has been employed since 1968. Dr. Verbrugge is also actively involved in executive education programs at the University of Georgia and elsewhere. Since July 2001, Dr. Verbrugge has also been a director of Crown Crafts, Inc.

ERIC A. BLACK (age 57) has served as a director of the Company since June 14, 2001 when he was appointed by the Board as an additional outside director of the Company. Prior to joining the Board, Mr. Black was engaged in consulting activities. From January 2000 through December 2000, Mr. Black was President of L & H Healthcare Solutions Group. From August 1999 to December 1999, Mr. Black was President Chief Executive Officer of E-DOC'S. From 1976 to 1999, Mr. Black was employed by Browning-Ferris Industries, Inc. working domestically and internationally with the last three years serving as President and Chief Operating Officer of Browning-Ferris International.

PAUL B. JOHNSON (age 53) has served as a director of the Company since July 11, 2001 when he was appointed by the Board to fill a vacancy on the Board created by the resignation of Arthur G. Weiss as a director of the Company. In September 2002, Mr. Johnson was named Chief Executive Officer and a member of the board of directors of Lifestyle Innovations, Inc. Since January 2001, Mr. Johnson has been Managing Partner of La Meg Holdings, L.P. and since 1999, he also has held the position of Chief Executive Officer and owner of MLI Solutions and Chief Executive Officer of SportsLineUp.com. MLI Solutions owns the rights to the Dallas, TX franchise of the Company's home technology business. During 1999 and 2000, Mr. Johnson was Chief Executive Officer and majority owner of Myhomesource.com. From 1998 through 2000, Mr. Johnson was a director of Ariel Performance - Centered Systems. Prior to 1998, Mr. Johnson was Chief Executive Officer of Multimedia Learning, Inc.

MICHAEL D. PRUITT (age 42) has served as Chairman since July 11, 2001 and as a director of the Company since October 3, 2000 when he was appointed by the Board to fill a vacancy on the Board. Mr. Pruitt was elected to the Board at the Annual Stockholders meeting held on January 10, 2001. Mr. Pruitt has served as Chief Executive Officer of the Company since November 8, 2000. In addition, Mr. Pruitt is the founder of Avenel Ventures, Inc., an e-commerce investment and business development company, and has served as President, Chief Executive Officer and director of Avenel Ventures, Inc. since its formation in June, 2000. In May, 1999, Mr. Pruitt founded Avenel Financial Group, Inc., a financial services firm specializing in e-commerce and technology investments, where he concentrated his efforts until June 2000. From October, 1997 through May, 1999, Mr. Pruitt was the Executive Vice President of Marketers World International, which was acquired by High Speed Net Solutions, Inc. Prior to that, Mr. Pruitt was an independent consultant from January 1997 through October 1997. From January 1992 through January 1997, Mr. Pruitt was the COO of a trucking company with revenues in excess of $50 million per year.

MELINDA MORRIS ZANONI (age 32) has served as a director of the Company since January 10, 2001 when she was elected at the Annual Stockholders meeting. Ms. Zanoni has served as Executive Vice President of the Company since November 8, 2000. In addition, Ms. Zanoni has served as a director and Executive Vice President of Avenel Ventures, Inc. since June, 2000. Prior to joining Avenel Ventures, Inc., from February 1996 through June 2000, Ms. Zanoni was an attorney with the law firm of Nelson Mullins Riley & Scarborough, LLP in Charlotte, North Carolina where she concentrated in the areas of mergers and acquisitions and commercial finance. From May, 1994 through February, 1996, she was a transactional attorney concentrating in corporate law at Fagel & Haber in Chicago, Illinois.

JOHN VAN HEEL (age 36) has served as Vice President of Finance and Treasurer of the Company since January 1, 2002. From May 2000 through January 2002, Mr. Van Heel was Chief Financial Officer of Logisoft Corp., a provider of Internet and technology solutions to corporate customers and educational entities, which the Company acquired in June 2001. From 1997 to May 2000, Mr. Van Heel was a Director - Transaction Services in the New York and Milan, Italy offices of PricewaterhouseCoopers where he consulted with corporate and private equity clients on mergers and acquisitions and financial reporting matters.

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

     Sylvia A. De Leon, a director of the Company since December 12, 1999, resigned as a director effective August 28, 2002 in order to dedicate more time to other corporate boards that she presently serves on. Eric Black, a director of the Company since June 14, 2001, has notified the Company that he will resign as a director effective September 30, 2002 in order to dedicate more time to his personal consulting and investment businesses. The Company's board of directors is currently considering candidates to fill these director seats.

     John Van Heel, VP Finance and Treasurer since January 1, 2002, notified the Company of his resignation on August 22, 2002 to pursue another opportunity. Mr. Van Heel is transitioning his duties to a new Senior Vice President Finance and Treasurer who will start with the Company in September 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company's directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2002.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

    The following table sets forth for the fiscal years ended 2000, 2001 and 2002 the cash and non-cash compensation awarded, earned or paid by the Company to all individuals serving as Chief Executive Officer of the Company at any time during fiscal year 2002 and all executive officers of the Company or any of its subsidiaries who received salary and bonuses in excess of $100,000 during fiscal year 2002 (collectively, the "Named Executives").

                                                                                                   Long-Term
                                                                 Fiscal                          Compensation    Other Annual
                    Name and Principal Position                   Year     Salary       Bonus  Stock Options(6)  Compensation
          ----------------------------------------------         ------ -----------   -------- ------------------------------
          Michael D. Pruitt, Chairman/President/CEO               2002  $      --(1)        --           --         $     --
                                                                  2001         --(1)        --       85,714
                                                                  2000         --           --           --               --
          Melinda Morris Zanoni, Executive Vice President
          and Secretary(2)                                        2002  $  147,167          --           --         $     --
                                                                  2001      93,333          --       85,714
                                                                  2000         --           --           --               --

          Kent    Elsbree,     Chief     Executive     Officer,   2002  $   146,500         --           --          $    --
          flightserv.com (3)                                      2001      120,000         --      214,286 (7)
                                                                  2000         --           --           --               --





          Cary Evans, President, flightserv.com (3)               2002  $  146,500         --           --         $     --
                                                                  2001     120,000         --    214,286 (7)
                                                                  2000         --          --           --               --

          John  W.  Van  Heel,   Vice  President   Finance  and   2002  $  104,307         --       40,000         $     --
          Treasurer (4)                                           2001         --          --           --               --
                                                                  2000         --          --           --               --

          William L. Wortman,  former Chief  Financial  Officer   2002  $  75,000          --       35,714         $   37,500
          (5)                                                     2001    150,000          --       71,429         $    1,800
                                                                  2000    133,750     $10,000           (8)        $    1,125

(1) Mr. Pruitt's employment contract dated November 8, 2000 provides for an annual base salary of $180,000. Mr. Pruitt agreed to forego his salary in fiscal 2001 and fiscal 2002.
(2) Ms. Zanoni's employment contract dated November 8, 2000, provides for an annual base salary of $160,000.
(3) Mr. Elsbree and Mr. Evans joined flightserv.com in August 2002 in their respective positions.
(4) Mr. Van Heel was Chief Financial Officer of Logisoft Computer Products Corp. when the Company acquired Logisoft. In January 2001, Mr. Van Heel was named Vice President Finance and Treasurer of the Company. The salary amount listed for Mr. Van Heel includes compensation from both Logisoft and the Company paid during fiscal 2002. Mr. Van Heel was granted 31,429 stock options subsequent to the Company's acquisition of Logisoft and 40,000 in January 2002 in connection with his appointment as Vice President Finance.
(5) Mr. Wortman was Vice President and Chief Financial Officer of the Company from June 24, 1999 to December 31, 2001. Mr. Wortman was paid $37,500 in consulting fees for service rendered between January 2001 and March 2002. Mr. Wortman was granted 35,714 stock options in December 2001. These stock options are exercisable at $1.26 per share, are fully vested and have a term of three years. Mr. Wortman was also granted 71,429 stock options in December 2000, which expired on March 31, 2002.
(6) The stock options listed below have an exercise price at or above the fair market value of the Common Stock on the date of grant of such options except the stock options issued to Mr. Elsbree and Mr. Evans, which are described in Note 7 below.
(7) The stock options issued to Mr. Elsbree and Mr. Evans carry an exercise price of $1.75. On the date that these options were granted, the Company's closing stock price was $4.38. The Company reported $1,125,000 in stock compensation expense related to these stock options grants.
(8) In fiscal 2000, the Company's Board approved nonqualified options to purchase Common Stock for Mr. Wortman subject to stockholder approval, which approval was not submitted for a stockholders vote at the Annual Meeting held on July 11, 2000. The options to purchase 42,857 shares of Common Stock approved by the Board for Mr. Wortman were cancelled in connection with the grant of 71,429 options to Mr. Wortman in fiscal 2001.

Long-term Compensation - Stock Options

    The following table sets forth information regarding the grant of stock options to the Named Executives during the fiscal year ended June 30, 2002:

                              Number of        % of Total
                              Securities      Options Granted
                              Underlying       to Employees      Exercise     Expiration
                            Options Granted    in Fiscal 2001      Price         Date
                            ---------------    --------------     -------     ---------
          John Van Heel ....     40,000           15.6%          $   1.75      1/25/2012
          William L. Wortman     35,714           14.0%          $   1.26     12/21/2004

    The following table sets forth information concerning each exercise of options during the last completed fiscal year by each of the Named Executives and the value of unexercised options held by the Named Executives as of June 30, 2002.

                                                                       Number of Securities
                                                                            Underlying            Value Of Unexercised
                                                                        Unexercised Options           In-The-Money
                                        Shares Acquired     Value           At 6/30/02             Options At 6/30/02
                    Name                  On Exercise    Realized(1) Exercisable/Unexercisable Exercisable/Unexercisable(2)
         --------------------------    ---------------   ------------------------------------------------------------------
         Michael D. Pruitt                        0       $       0         71,429/-0-                  -0-/-0-
         Melinda Morris Zanoni                    0               0         85,714/-0-                  -0-/-0-
         Kent Elsbree                             0               0        211,429/-0-                  -0-/-0-
         Cary Evans                               0               0        208,571/-0-                  -0-/-0-
         John Van Heel                            0               0       13,750/57,679                 -0-/-0-
         William L. Wortman                       0               0         35,714/-0-                  -0-/-0-


(1) Calculated by determining the difference between the fair market value of the shares of RCG Common Stock underlying this option and the exercise price of such option on the date of exercise.

(2) The dollar values of the RCG stock options are calculated by determining the difference between the fair market value of the shares of RCG Common Stock underlying the options and the exercise price of such options at June 30, 2002.

COMPENSATION OF DIRECTORS

    Directors of the Company who are not employees of the Company receive compensation of $750 for telephonic Board meetings and $1,000 per regular Board meeting. The Board expects to meet at least on a quarterly basis in fiscal 2002. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending Board meetings. In fiscal 2002, the Company expensed $20,215, for director fees and expenses.

    In December 2000, the Company approved options to purchase 428,571 shares of Common Stock at an exercise price of $4.90 per share. These options were granted as follows: options for 85,714 shares to each Dr. Verbrugge, Mr. Pruitt, Ms. Zanoni, Mr. Weiss, and Ms. deLeon.

EMPLOYMENT CONTRACTS

    On November 8, 2000, the Company entered an employment agreement ("the Pruitt Agreement") with Mr. Pruitt. The Pruitt Agreement provides for an annual base salary of $180,000 and an initial term of two years. After the initial term, the Pruitt Agreement renews automatically for successive one (1) year terms unless either party gives 60 days' written notice.

    On November 8, 2000, the Company entered an employment agreement ("the Zanoni Agreement") with Ms. Zanoni. The Zanoni Agreement provides for an annual base salary of $160,000 and an initial term of two years. After the initial term, the Zanoni Agreement renews automatically for successive one (1) year terms unless either party gives 60 days' written notice.

    On January 1, 2002, the Company entered an employment agreement ("the Van Heel Agreement") with Mr. Van Heel, which provided for an annual base salary of $99,000 and a term of eighteen (18) months. After the initial term, the Van Heel Agreement renews automatically for successive one (1) year terms periods unless either party gives 60 days' written notice. In July 2002, Mr. Van Heel's base salary was adjusted to $122,000 per year. Mr. Van Heel notified the Company of his resignation on August 22, 2002 to pursue another opportunity. Mr. Van Heel is transitioning his duties to a new Senior Vice President Finance and Treasurer who will start with the Company in September 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of September 20, 2002 by:
(i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company's directors; (iii) each of the Company's named executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's current directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

                                        Shares of Common Stock Benificially Owned(1)
                                        -----------------------------------------

Name                                               Number          Percent(10)
-----                                             -------          --------

Michael D. Pruitt  + ++(2) .................       829,571             6.6%
Four Corners Capital, LLC(3) ...............       542,838             4.2
Eric A. Black ++(4) ........................        28,571               *
Paul B. Johnson ++(4) ......................        28,571               *
Sylvia A. de Leon (5) ......................        85,714               *
Dr. James A. Verbrugge ++(6) ...............       101,548               *
Melinda Morris Zanoni + ++(7) ..............       371,429             3.0
William Wortman (8) ........................        35,714               *
John Van Heel + (9) ........................        20,310               *

All Current Executive Officers and Directors
 as a Group  (6 Persons) ...................     1,379,999            10.8%
                                                 =========            ====

  +    Executive Officer of the Company
++   Director of the Company
  *    Less than 1%

(1) Information as to beneficial ownership of Common Stock has been furnished to the Company either by or on behalf of the indicated person or is taken from reports on file with the SEC.
(2) Includes 607,142 shares issued in connection with the Company's acquisition of DMM of which Avenel Financial Group, Inc., which is owned by Mr. Pruitt, now holds 285,714 shares. Also includes 46,429 shares issued in each of the LST, Inc. and Avenel Ventures, Inc. ("Avenel") acquisitions. Includes 71,429 shares issuable upon exercise of options. Mr. Pruitt's address is 5935 Carnegie Boulevard, Suite 101, Charlotte, North Carolina, 28209.
(3) Includes 514,267 shares issuable upon exercise of warrants. The address of Four Corners Capital, LLC is 10 Burton Hills Boulevard, Suite 120, Nashville, Tennessee, 37215.
(4)  Represents shares issuable upon exercise of options.
(5)  Represents shares issuable upon the exercise of options.
(6)  Includes 85,714 shares issuable upon exercise of options.
(7) Consists of 85,714 shares issuable upon exercise of options and 285,714 shares issued in connection with the acquisition of Avenel.
(8) Represents shares issuable upon the exercise of options. Mr. Wortman was Vice President and Chief Financial Officer of the Company from June 24, 1999 to December 31, 2001.
(9) Includes 3,286 shares owned plus 17,024 issuable upon exercise of options. Excludes 54,405 shares issuable upon exercise of options that are not exercisable on or within 60 days of September 20, 2002.
(10) In computing the percentage ownership of a person, shares of Common Stock that are acquirable by such person within 60 days of September 20, 2002 are deemed outstanding. These shares of Common Stock, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of September 20, 2002, there were 12,408,820 shares of Common Stock outstanding.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    In connection with consulting services related to the Company's Internet-based, private aviation travel service business provided by Mr. Bert Lance, the father of the Company's former President and Chief Executive Officer, the Company in fiscal 2000 and 1999 granted warrants to purchase 228,571 and 57,143 shares, respectively, of its Common Stock to the Bert Lance Grantor Trust. In addition, the Company paid consulting fees of $183,000 to Mr. Bert Lance in fiscal 2000. In August 2000, the Bert Lance Grantor Trust assigned 35,714 of such warrants to an unrelated third party, with the Company's consent, and such warrants were exercised for cash proceeds of $125,000 to the Company.

    In January 2000, the Company entered into a common stock purchase agreement (the "Four Corners Purchase Agreement") with Four Corners Capital, LLC ("Four Corners"), which provides for an equity financing package consisting of the sale of restricted Common Stock and warrants. Under the terms of the Four Corners Purchase Agreement, Four Corners purchased from the Company, for an aggregate purchase price of $1,000,000, 23,581 shares of restricted Common Stock, and warrants to purchase up to 389,095 shares of Common Stock. In connection with the Four Corners Purchase Agreement, the Company entered into a Registration Rights Agreement with respect to the Common Stock purchased by Four Corners and the Common Stock underlying all options or warrants held by Four Corners. The terms of the Purchase Agreement were the result of arms' length negotiations between the parties. Mr. Goldberg, a former director of the Company, owns a 25% interest in Four Corners.

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

     In September 2000, the Company acquired all of the issued and outstanding shares of capital stock of DMM for 1,207,143 shares of the Company's Common Stock. Mr. Pruitt was a 50% stockholder of DMM at the time of the acquisition. Mr. Pruitt was not a director, officer or stockholder of the Company at the time the acquisition was negotiated and the consideration paid was determined as a result of arms-length negotiations.

    In February 2001, the Company acquired all of the issued and outstanding capital stock of Avenel Ventures for 957,143 shares of the Company's Common Stock. Mr. Pruitt was an officer, director and 4.9% stockholder of Avenel Ventures. Melinda Morris Zanoni was a director, officer and 29.9% stockholder of Avenel Ventures. In connection with the acquisition, Mr. Pruitt and Ms. Zanoni entered into employment agreements to serve as executive officers of the Company. Ms. Zanoni was not an officer, director or stockholder of the Company at the time the Avenel Ventures acquisition was approved by the Company's Board of Directors. The consideration paid was the result of arms-length negotiations between the Company and the Avenel Ventures stockholders and was recommended by a special committee of the Company's Board of Directors.

    In April 2001, the Company acquired 100% of the issued and outstanding capital stock of Lifestyle, the Company's home technology business, for 1,153,510 shares of the Company's Common Stock. Mr. Pruitt was a 3.2% stockholder of Lifestyle at the time of the acquisition and sold his shares for the same per share consideration received by the other Lifestyle stockholders.

    In December 2001, Mr. Pruitt provided collateral securing a bank line of credit of $100,000 for the Company's home technology business.

    In fiscal 2002 and 2001, the Company's CEO, Michael D. Pruitt, and a company owned by Mr. Pruitt made loans to the Company. At June 30, 2002, notes and advances due to affiliates consisted of the following:

          Note payable to Mr. Pruitt ...................     $ 10,657
          Advance payable to Mr. Pruitt ................       25,391
          Notes payable to a company owned by Mr. Pruitt      108,392
                                                             --------
                                                             $144,440
                                                             ========

    The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

    Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina and in another company that is a franchisee of the Company's home technology business in three locations in the state of Maryland. During the quarter ended March 31, 2002, $80,000 of the notes payable to a company owned by Mr. Pruitt was used as payment for the purchase price of two Maryland franchise locations of the Company's home technology business. Also, during the quarter ended June 30, 2002, Mr. Pruitt offset $109,000 of debt owed to him in connection with the payment of $69,000 of royalties from franchises in which he has an interest and the payment of a franchise fee of $40,000 for a third party to whom Mr. Pruitt was indebted..
    Mr. Johnson, a director of the Company, is a minority stockholder in a company that is a franchisee of the Company's home technology business in the Dallas, Texas market. In addition, Mr. Johnson was named Chief Executive Officer and a board member of Lifestyle Innovations, Inc., which acquired the Company's home technology business in September 2002 as further described in Note 2 to the Company's consolidated financial statements, which appear in Item 7 of this Annual Report.

    During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began a low voltage wiring business headquartered in Charlotte, NC to service the commercial market. Mr. Barrett's company operates as a Lifestyle franchisee in the commercial low voltage wiring marketing in Charlotte, NC and also owns the Greenville and Columbia, SC franchises. The Company waived Mr. Barrett's franchise fee for the commercial franchise, however, these locations pay royalties at the same rate as other franchises. At June 2002, Mr. Barrett's company owes the Company and its subsidiaries $227,000.

    During fiscal 2002, G. David Gordon, an RCG shareholder, and a company in which he is the president and a shareholder, loaned the Company and its subsidiaries $1,144,000 at interest rates of 8% to 12%. At June 30, 2002, total debt outstanding to Mr. Gordon and this company was $1,500,000. Mr. Gordon has an ownership interest in seven of the Company's home technology business franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000, and acts as special legal counsel to the Company from time to time.

ITEM 14  CONTROLS AND PROCEDURES

Disclosure controls and procedures

     The Company has established and currently maintains disclosure controls and procedures for the Company. The disclosure controls and procedures have been designed to ensure that material information relating to the Company is made known to the Company's Principal Executive Officer and Principal Accounting Officer within a reasonable time of such information becoming known by others within the Company.

     During the period immediatedly after the end of each quarter, the Company's Principal Executive Officer and Principal Accounting Officer conduct an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is opinion of the Company's Principal Executive Officer and Principal Accounting Officer, based upon the evaluation completed by September 13, 2002, that the controls and procedures currently being utilized by the Company are sufficiently effective to ensure that any material information relating to the Company would become known to them within a reasonable time.

Changes in internal controls

     During the quarter ended June 30, 2002, the Company made changes to the internal accounting processes and control procedures in its aviation travel services business to improve the recording of flight program operating costs. These changes were implemented, effective July 1, 2002, because during its closing procedures for the fiscal year ended June 30, 2002, the Company discovered that certain accounts were not adequately reconciled during the year at its aviation travel services business. These accounts required adjustment during the year end close totaling $1,464,246 to increase operating expenses and properly state the related asset and liabilitiy balances. These adjustments are disclosed in Note 16 to the Company's consolidated financial statements, presented elsewhere in this annual report.

PART IV

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a)   Exhibits

Exhibit
Number                  Exhibit Description
-----        ------------------------------------------
2.1 Stock Purchase Agreement dated as of August 16, 2000 between the Company, Michael Pruitt, and Darek Childress (incorporated by reference to Exhibit
     2.1 to the  Company's  Current  Report on Form 8-K filed on  September  22,
     2000).
2.2 Stock Purchase Agreement dated as of August 11, 2000 between the Company and Caliente Consulting (incorporated herein by reference to exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 22, 2000).
2.3 Share Exchange Purchase Agreement dated as of November 8, 2000 between the Company and Avenel (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
2.4 Stock Purchase Agreement between the Company and the majority of the stockholders of Lifestyle (incorporated by reference to the Company's Current Report on Form 8-K filed on April 18, 2001).
2.5 Stock Purchase Agreement dated as of March 16, 2001 between the Company and Glenn Barrett, Jr. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 18, 2001).
2.6 Stock Purchase Agreement dated as of March 31, 2001 between the Company and Brandon Holdings, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 18, 2001).
2.7 Agreement and Plan of Merger dated as of June 5, 2001 between the Company, Logisoft Acquisition Corporation and the individuals listed on Exhibit A thereto (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on June 13, 2001).
2.8 Joinder to the Merger Agreement executed by Logisoft (incorporated by reference to Exhibit 2.2 the Company's Current Report on Form 8-K filed on June 13, 2001).
2.9 Asset Purchase Agreement dated as of June 20, 2001, by and among Greater Atlanta Alarm Services, Inc., the Company, Glenda Watson and David Watson (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 14, 2001).
2.10 Stock Purchase Agreement dated as of May 15, 2001 between the Company and Brikor, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 17, 2001).
2.11 Agreement and Plan of Merger dated as of August 30, 2002 among the Company, LST, Inc., Lifestyle Innovations, Inc. and LFSI Merger Corporation (incorporated by reference to Exhibit 2.1 of the Company's Current report on Form 8-K filed on September 20, 2002).

3.1  Restated  Certificate of  Incorporation  of the Company dated as of January
     19, 2001 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).
3.3 Certificate of Amendment of Restated Certificate of Incorporation of eResource Capital Group, Inc. dated June 17, 2002
4.1 Registration Rights Agreement between the Company and Worldspan, L.P. dated as of June 26, 2000 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).
4.2 Registration Rights Agreement between the Company, Four Corners Capital, LLC and DC Investment Partners Exchange Fund, L.P. dated as of January 23, 2001 (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
4.3 Registration Rights Agreement between the Company and Acqua Wellington Value Fund, Ltd. Dated as of January 23, 2001 (incorporated by reference to exhibit 4.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
4.4 flightserv.com 2000 Stock Option Plan (incorporated by reference to exhibit B to the Company's Definitive Proxy Statement on Schedule 14A filed on June 19, 2000).
4.5 Registration Rights Agreement between the Company and each of the stockholders of Lifestyle(incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 18, 2001).
10.1 Form of Officer/Director Non-Qualified Option Agreement dated as of July 2, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on September 28, 1999).
10.2 Schedule of Option Agreements granted in February, April and July, 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on September 28,
     1999).
10.3 Form of Officer/Director Non-Qualified Option Agreement dated December 2, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 filed on February 14, 2000).
10.4 Schedule of Option Agreements granted December 2, 1999 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 filed on February 14, 2000).

10.5 Employment Agreement between the Company and Todd Bottorff (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit
     10.3 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).
10.6 Agreement between the Company and Arthur G. Weiss dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).
10.7 Agreement between the Company and C. Beverly Lance dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).
10.8 Consulting Agreement between the Company and Todd Bottorff dated as of January 17, 2001 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
10.9 Employment Agreement between the Company and Michael D. Pruitt dated as of November 8, 2000 (represents a compensatory plan arrangement) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
10.10Employment  Agreement  between the Company and Ms.  Melinda  Morris  Zanoni dated as of November 8, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
10.11General  Release  and  Settlement  Agreement  between  the Company and Four
     Corners Capital, LLC and DC Investment Partners Exchange Fund, L.P. dated as of January 23, 2001 (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
10.12General  Release  and  Settlement  Agreement  between the Company and Acqua
     Wellington Value Fund, Ltd. Dated as of January 23, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).
16.1 Change in Accountants - Letter from Ernst & Young dated February 22, 2002 (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on February 22, 2002).
21.1 Subsidiaries of the Company
23.1 Consent of Independent Auditors - Crisp Hughes Evans
23.2 Consent of Independent Auditors - Ernst & Young
99.1 Non-Interest Bearing Promissory Note executed by Brikor, Inc. in favor of the Company dated as of August 31, 2001 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on September 17, 2001).

99.2 Indirect Charter Agreement between flightserv.com and Vacation Express, dated November 29, 2001
99.3 Charter Aircraft Services Agreement between flightserv.com and Suntrips, Inc., dated June 11, 2002

(b) Reports on Form 8-K and 8-K/A

(i) The Company filed the following reports on Form 8-K and 8-K/A with the Securities and Exchange Commission ("SEC") during the quarter ended June 30, 2002 and to the date of the Annual Report:

  (a)on April 22, 2002, reporting under Items 5 of such report that the Company signed a letter of intent to sell an interest in its home technology business;

  (b)on June 3, 2002, reporting under Items 5 of such report that the Company's shareholders approved the proposed reverse stock split and the other proposals put forth for a shareholder vote or ratification at our Annual Meeting of Stockholders held on May 17, 2002; and

  (c)on September 20, 2002, reporting under Item 2 of such report that the Company completed its sale of an interest in its home technology business to Lifestyle Innovations, Inc.

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             eResource Capital Group, Inc.

Date: September 30, 2002  By: /s/ Michael D. Pruitt
                         --------------------------------
                             Michael D. Pruitt
                             President, Chief Executive Officer and
                             Chairman of the Board (principal executive officer)

    In accordance with the requirements of the Exchange Act, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 30, 2002  By: /s/ Michael D. Pruitt
                          --------------------------------
                             Michael D. Pruitt
                             President, Chief Executive Officer and
                             Chairman of the Board (principal executive officer)

Date: September 30, 2002 By: /s/ Melinda Morris Zanoni
                          ---------------------------------
                             Melinda Morris Zanoni
                             Executive Vice President, Secretary and Director

Date: September 30, 2002 By: /s/ John W. Van Heel
                          ---------------------------------
                             John W. Van Heel
                             Vice President Finance and Treasurer
                             (principal financial and accounting officer)

Date: September 30, 2002 By: /s/ Dr. James A. Verbrugge
                          ---------------------------------
                             Dr. James A. Verbrugge
                             Director

Date: September 30, 2002 By: /s/ Eric A. Black
                          ---------------------------------
                             Eric A. Black
                             Director

Date: September 30, 2002 By: /s/ Paul B. Johnson
                          ---------------------------------
                             Paul B. Johnson
                             Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Annual Report of eResource Capital Group, Inc. (the "Company") on Form 10-KSB for the fiscal year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael D. Pruitt, Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.   I have reviewed the Report;
2. Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in the Report;
4. I am responsible, along with the Company's Principal Accounting Officer, for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and
c) presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:    /s/Michael D. Pruitt
       Michael D. Pruitt
       Principal Executive Officer
       September 30, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the accompanying Annual Report of eResource Capital Group, Inc. (the "Company") on Form 10-KSB for the fiscal year ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, John W. Van Heel, Principal Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge, that:

1.   I have reviewed the Report;
2. Based on my knowledge, the Report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as, and for the periods presented in the Report;
4. I am responsible, along with the Company's Principal Executive Officer, for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have;
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the Company, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of the Report (the "Evaluation Date"); and
c) presented in the Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls;
6. I have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


By:    /s/John W. Van Heel
       John W. Van Heel
       Principal Accounting Officer
       September 30, 2002

                                   Exhibit 3.3

                            CERTIFICATE OF AMENDMENT
                                       OF
                      RESTATED CERTIFICATE OF INCORPORATION
                                       OF
                          eRESOURCE CAPITAL GROUP, INC.


It is hereby certified that:

1. The name of the corporation (hereinafter called the "Corporation") is eResource Capital Group, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware.

2. Article IV of the Restated Certificate of Incorporation of the Corporation is amended by deleting Article IV thereof in its entirety and by substituting in lieu of said Article IV the following:


                                   "ARTICLE IV

         (A) The aggregate number of shares of stock of all classes which the Corporation shall have authority to issue is 210,000,000 shares, of which 200,000,000 shares shall be common stock of the par value of $.04 per share (the "Common Stock") and 10,000,000 shares shall be preferred stock of the par value of $.01 per share (the "Preferred Stock").

         (B) That, effective at 12:00 a.m., eastern time, on June 17, 2002 (the "Effective Date"), each 7 issued and outstanding shares of Common Stock shall be combined, reclassified and changed into 1 share of Common Stock of the Corporation; provided, however, in lieu of any fractional interests in shares of Common Stock to which any stockholder would otherwise be entitled pursuant hereto (taking into account all shares of capital stock owned by such stockholder), such stockholder shall be entitled to receive a cash payment equal to such fractional share multiplied by the then fair market value of the Common Stock as determined by the Board of Directors of the Corporation.

         (C) The Board, or a duly authorized committee thereof, is authorized, subject to limitations prescribed by law and the provisions of this
         Article IV, to provide for the issuance of the shares of Preferred Stock in series, and by filing a certificate pursuant to the applicable law of the State of Delaware, to establish from time to time the number of shares to be included in each such series, and to fix the designation, powers, preferences and rights of the shares of each such series and the qualifications, limitations or restrictions thereof. The authority of the Board with respect to each series shall include but not be limited to, determination of the following:

             (1) the number of shares constituting that series and the
                 distinctive designation of that series;
             (2) the dividend rate on the shares of that series, whether dividends shall be cumulative,and, if so, from which date or dates, and the relative rights of priority, if any, of payment of dividends on shares of that series;
             (3) whether that series shall have voting rights, in additions to the voting rights provided by law, and , if so, the terms of such voting rights;
             (4) whether that series shall have conversion privileges, and, if so, the terms and conditions of such conversion, including provision for adjustment of the conversion rate in such events as the Board shall determine;

             (5) whether or not the shares of that series shall be redeemable, and, if so, the terms and conditions of such redemption, including the date or date upon or after which they shall be redeemable, and the amount per share payable in case of redemption, which amount may vary under different conditions and at different redemption dates;
             (6) whether that series shall have a sinking fund for the
                redemption or purchase of that series, and if so, the terms and amount of such sinking fund;
             (7) the rights of the shares of that series in the event of voluntary or involuntary liquidation, dissolution or winding up of the Corporation, and the relative rights of priority, if any, of payment of shares of that series; and
             (8) any other relative rights, preferences and limitations of that series.

         Dividends on outstanding shares of Preferred Stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on the Common Stock with respect to the same dividend period. If upon any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the assets available for distribution to holder of shares of Preferred Stock of all series shall be insufficient to pay such holders the full preferential amount to which they are entitled, then such assets shall be distributed ratably among the shares of all series of Preferred Stock in accordance with the respective preferential amounts (including unpaid cumulative dividends, if any) payable with respect thereto."

3. Pursuant to Section 242 of the General Corporation Law of the State of Delaware, on April 10, 2002 the Board of Directors of the Corporation adopted at a meeting a resolution setting forth the foregoing amendment and declaring said amendment to be advisable and directing that it be submitted to and considered by the stockholders of the Corporation for approval.


4. A majority of the holders of record of all the outstanding stock of the Corporation entitled to vote thereon duly approved the foregoing amendment.


         IN WITNESS WHEREOF, the Corporation has caused this Certificate to be signed as of this 17th day of June, 2002.


                                             eRESOURCE CAPITAL GROUP, INC.

                                              By:  /s/ Melinda Morris Zanoni
                                              Name: Melinda Morris Zanoni
                                              Title: Executive Vice President

                                  Exhibit 21.1

                  Subsidiaries of eResource Capital Group, Inc.
                  ---------------------------------------------
                                                             State of
                                                          Incorporation
                                                          -------------
flightserv.com, Inc.                                          Delaware
Travel Depot and Cruises, Inc.                                Georgia
Internet Aviation Services, Limited                           Nevada
DM Marketing, Inc.                                            Delaware
Avenel Ventures, Inc.                                         Nevada
Avenel Alliance, Inc.                                         Florida
LST, Inc.                                                     Delaware
Lifestyle Technologies Atlanta, Inc.                          Georgia
Lifestyle Technologies Franchising Corp.                      Nevada
Lifestyle Security, Inc.                                      Nevada
Logisoft Corp.                                                New York
eStorefronts.net Corp.                                        New York
Gateway Development Corp.                                     New York
Capital First, Inc.                                           Georgia
PDK Properties, Inc.                                          Georgia
Regional Developers, Inc.                                     Florida

                                  Exhibit 23.1

               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT





We consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 33-57178) and on Form S-8 (No. 33-55476) of eResource Capital Group, Inc. of our report dated September 13, 2002 which appears on page [21] of this annual report of Form 10-KSB for the year ended June 30, 2002.




/S/ CRISP HUGHES EVANS LLP
Charlotte, North Carolina

September 23, 2002

                                  Exhibit 23.2

                         CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-3 No. 33-57178) and the Registration Statement (Form S-8 No. 33-55476) pertaining to the eResource Capital Group, Inc. Stock Option Plan of our report dated September 27, 2001, with respect to the consolidated financial statements of eResource Capital Group Inc. for the year ended June 30, 2001, included in the Annual Report (Form 10-KSB) for the year ended June 30, 2002.

                                                     /s/ ERNST & YOUNG LLP

Atlanta, GA
September 26, 2002