Form 10QSB
period 2002-09-30
ERESOURCE CAPITAL GROUP INC
filed 2002-11-15
CIK 722839

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of November 14, 2002: 12,569,803

Transitional Small Business Disclosure Format:   Yes [ ] No [X]

                                           eResource Capital Group, Inc.

                                                 TABLE OF CONTENTS
                                                 -----------------

                                                                                                           Page No
PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets at September 30, 2002 and June 30, 2002.........................3

           Condensed Consolidated Statements of Operations for the three months ended
             September 30, 2002 and 2001.........................................................................4

           Condensed Consolidated Statements of Cash Flows for the three months ended
             September 30, 2002 and 2001.........................................................................5

           Notes to Condensed Consolidated Financial Statements..................................................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................19

ITEM 3.    Controls and Procedures..............................................................................24

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................................................................25

ITEM 2.    Changes in Securities................................................................................25

ITEM 3.    Defaults Upon Senior Securities......................................................................25

ITEM 4.    Submission of Matters to a Vote of Security Holders..................................................25

ITEM 5.    Other Information....................................................................................25

ITEM 6.    Exhibits and Reports on Form 8-K.....................................................................26

Signatures......................................................................................................26

Certifications
           Section 302 Certification of the Principal Executive Officer.........................................27
           Section 302 Certification of the Principal Accounting Officer........................................28

Exhibit Index...................................................................................................29

Section 906 Certification.......................................................................................30

                                                        2

                              eResource Capital Group, Inc. and Subsidiaries
                            CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                   (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                           September 30,      June 30,
                                                                               2002             2002
                                                                           ------------     ------------

                                ASSETS
Cash and cash equivalents ............................................     $     1,839      $     1,511
Accounts receivable, net of allowance of doubtful accounts of $197
       and $258, respectively ........................................           2,499            3,135
Inventory ............................................................             249              211
Investments ..........................................................             534              814
Prepaid expenses .....................................................           2,322            2,918
                                                                           ------------     ------------

                Total current assets .................................           7,443            8,589
Deferred costs  and other assets .....................................             349              321
Property and equipment, net ..........................................           1,488            1,472
Goodwill, net ........................................................          18,555           18,490
                                                                           ------------     ------------

                Total assets .........................................     $    27,835      $    28,872
                                                                           ============     ============


                LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - current portion ......................................     $     2,185      $       407
Notes and amounts due to affiliates, net .............................              50              144
Accounts payable and accrued expenses ................................           5,709            6,147
Unearned income ......................................................           2,518            3,329
                                                                           ------------     ------------

                Total current liabilities ............................          10,462           10,027
Notes payable ........................................................           1,015            2,854
                                                                           ------------     ------------

                Total liabilities ....................................          11,477           12,881
                                                                           ------------     ------------

Minority interest ....................................................             601               --
                                                                           ------------     ------------

Shareholders' equity:
      Common stock, $.04 par value, 200,000,000 shares authorized,
      12,558,606 and 12,381,463 issued, respectively .................             502              495
       Additional paid-in capital ....................................         114,055          114,040
       Accumulated deficit ...........................................         (97,924)         (97,774)
       Accumulated other comprehensive (loss) income .................            (268)             (51)
       Treasury stock at cost (78,357 and 92,643 shares, respectively)            (608)            (719)
                                                                           ------------     ------------

                Total shareholders' equity ...........................          15,757           15,991
                                                                           ------------     ------------

                Total liabilities and shareholders' equity ...........     $    27,835      $    28,872
                                                                           ============     ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                    3

                         eResource Capital Group, Inc. and Subsidiaries
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                              (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 Three months ended September 30,
                                                                      2002             2001
                                                                 -------------     -------------
Revenue:
Services ...................................................     $     15,361      $      6,675
Product sales ..............................................            3,467             2,931
                                                                 -------------     -------------
       Total revenue .......................................           18,828             9,606
                                                                 -------------     -------------
Cost of revenue:
Services ...................................................           14,186             7,040
Product sales ..............................................            3,046             2,468
                                                                 -------------     -------------
       Total cost of revenue ...............................           17,232             9,508
                                                                 -------------     -------------

       Gross profit ........................................            1,596                98
                                                                 -------------     -------------

Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants ......               33                --
Selling, general and administrative expenses - other .......            1,992             2,228
Provision for bad debts ....................................                4                59
Depreciation and amortization ..............................              107                87
                                                                 -------------     -------------
       Operating costs and expenses ........................            2,136             2,374
                                                                 -------------     -------------

       Operating loss ......................................             (540)           (2,276)

Interest expense, net ......................................              102                 9
(Gain) loss on investments, net ............................             (175)              211
(Gain) on sale of assets ...................................               --              (171)
Other (income) .............................................             (263)               --
Minority interest ..........................................              (54)               --
                                                                 -------------     -------------

       Loss from continuing operations .....................             (150)           (2,325)
Gain on disposal of discontinued operations ................               --               576
                                                                 -------------     -------------
       Loss before cumulative effect of change in accounting
            principle ......................................             (150)           (1,749)
Cumulative effect of change in accounting principle ........               --              (693)
                                                                 -------------     -------------

Net loss ...................................................     $       (150)     $     (2,442)
                                                                 =============     =============

Basic and diluted net loss per share:
    Loss from continuing operations ........................     $      (0.01)     $      (0.21)
    Gain on disposal of discontinued operations ............     $         --      $       0.05
    Cumulative effect of change in accounting principle ....               --             (0.06)
                                                                 -------------     -------------
       Net income (loss) ...................................     $      (0.01)     $      (0.22)
                                                                 =============     =============

Weighted average shares outstanding ........................       12,319,907        10,954,006
                                                                 =============     =============
Weighted average shares outstanding, assuming dilution .....       12,319,907        10,954,006
                                                                 =============     =============

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               4

                           eResource Capital Group, Inc. and Subsidiaries
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                           (IN THOUSANDS)

                                                                      Three months ended September 30,
                                                                           2002             2001
                                                                        ----------       ----------
Cash flows from operating activities:
Loss from continuing operations .................................       $    (150)       $  (2,325)
Adjustments to reconcile net loss to net cash used in operations:
     Depreciation and amortization ..............................             107               87
     Bad debt expense ...........................................               4               59
     Common stock issued for services ...........................              --                7
     Stock purchase warrants received for services ..............              --              (25)
     Unrealized loss on stock purchase warrants .................              33              211
     (Gain) loss on sale of investments .........................            (208)              --
     (Gain) loss on sale of assets ..............................              --             (171)
     Compensation expense related to stock options and warrants .              33               --
     Deferred debt cost amortization ............................              17               --
     Minority interest ..........................................             (54)              --
     Changes in operating assets and liabilities:
         Accounts and notes receivables .........................             632             (269)
         Inventory ..............................................             (25)            (100)
         Prepaid expenses .......................................             756              550
         Deferred costs and other assets ........................             (52)               7
         Accounts payable and accrued expenses ..................            (502)             950
         Due to affiliates ......................................             (48)              --
         Unearned income ........................................            (811)            (667)
                                                                        ----------       ----------
         Cash used in continuing operations .....................            (268)          (1,686)
     Discontinued operations, net ...............................              --              150
                                                                        ----------       ----------
         Net cash used in operating activities ..................            (268)          (1,536)

Cash flows from investing activities:
     Purchase of property, plant and equipment ..................             (76)            (124)
     Sale of investments ........................................             131               23
     Sale of assets .............................................              --              (53)
     Cash (paid) in connection with business acquisitions, net ..             (50)            (290)
                                                                        ----------       ----------
         Net cash provided (used in) by investing activities ....               5             (444)

Cash flows from financing activities:
     Notes payable proceeds .....................................              --            1,740
     Principal debt repayments ..................................             (62)              (6)
     Capital contribution by shareholder ........................              --               50
     Cash raised through LFSI transaction .......................             274               --
     LFSI private placement sale of common stock ................             260               --
     Sale of RCG common stock ...................................             119               --
                                                                        ----------       ----------
         Net cash provided by financing activities ..............             591            1,784

Net increase (decrease) in cash and cash equivalents ............             328             (196)
Cash and cash equivalents at beginning of period ................           1,511            1,286
                                                                        ----------       ----------

Cash and cash equivalents at end of period ......................       $   1,839        $   1,090
                                                                        ==========       ==========

 The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 5

                 eResource Capital Group, Inc. and Subsidiaries
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements include the operations of eResource Capital Group, Inc. ("RCG") and its subsidiaries (collectively the "Company"). At September 30, 2002, the Company operated businesses in the aviation travel services, home technology, technology solutions and telecommunications call center segments in the United States. In October 2001, the Company changed its name from flightserv.com, Inc. to eResource Capital Group, Inc. to better reflect its plan to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel, entertainment and technology services sectors. Prior to that time, the Company was engaged in the development of its private aviation business and limited commercial real estate activities.

The Company's consolidated financial statements include the assets and liabilities and results of operations of RCG and each business acquired by RCG from the date of its acquisition through September 30, 2002. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of September 30, 2002 and of the results of operations for the periods presented have been included. The financial data at June 30, 2002 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

The Company experienced net losses in recent fiscal years and a net loss of $150,000 during the three months ended September 30, 2002. The Company used cash of $268,000 in operations during the three months ended September 30, 2002. The raising of equity financing and the sales of investments, as well as the sale of its subsidiary LST, Inc., as more fully described below, partially offset this cash loss. At September 30, 2002, the Company had cash and cash equivalents of $1,839,000 and investments of $534,000.

The Company's significant working capital deficit is due primarily to $2,185,000 of current debt, of which $2,007,000 is due in the quarter ended September 30, 2003 and $139,000 is due on demand. The Company has a commitment for $750,000 of additional funding from a private investor to draw upon throughout the remainder of its fiscal 2003, however, this availability and expected operating cash flows is not sufficient to meet obligations currently due in the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments in August 2003 totaling approximately $2 million. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI stock, (iv) the investor is not able to meet its funding obligation to the Company, or (v) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders will be diluted.

On September 5, 2002 the Company closed the sale (the "LFSI Transaction") of its subsidiary LST, Inc. ("LST") to Lifestyle Innovations, Inc. ("LFSI"). LFSI is a fully reporting company whose common stock is publicly traded on the over the counter market. Pursuant to this transaction, LST became a wholly-owned subsidiary of LFSI and the Company received 16,000,000 shares of LFSI common stock, which represented approximately 79% of the outstanding stock of LFSI at the closing date. LFSI has agreed to complete a registration statement within 90 days of closing to register the shares of LFSI common stock received by the Company in the LFSI Transaction. The transaction added approximately $320,000 of cash, $50,000 of which was received in the fiscal 2002, and $65,000 of other assets to the existing assets of LST. Additionally, in September 2002 and subsequent to the closing of the LFSI Transaction, LFSI received approximately an additional $260,000 in equity funding from its private placement program.

Minority interest represents the minority shareholders' share of income or losses of LFSI, a consolidated subsidiary. The minority interest in the consolidated balance sheet reflect the original investment by these minority shareholders in this consolidated subsidiary, along with their proportional share of the losses of the subsidiary. Minority interest also reflects the Company's cost basis in LFSI stock sold.

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

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         o Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.
         o Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any estimated losses through its allowance for doubtful accounts.
         o Investments: The fair values for available-for-sale equity securities are based on quoted market prices.
         o The carrying amount of the Company's notes payable approximate their fair value.

During the three month period ended September 30, 2002, sales to Vacation Express and Suntrips, both members of the MyTravel Group, customers of the Company's aviation travel services business, represented 69% of the Company's consolidated revenue. The Vacation Express and Suntrips programs are three year programs with termination dates of December 30, 2004 and June 30, 2005, respectively. For the quarter ended September 30, 2001, sales to Vacation Express and Aviation Network Services, also a customer of the Company's aviation travel services business, represented 42% and 22%, respectively, of the Company's consolidated revenue.

INVENTORY

Inventory consists mainly of purchased components used in the Company's home technology business. Inventory is recorded at the lower of cost or market with cost being determined on a first-in, first-out basis.

INVESTMENTS

Investments, including certificates of deposit with maturities of greater than three months, not readily marketable equity securities and other marketable securities are classified as available for sale. Investment securities that are not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or the Company. Certificates of deposit are recorded at cost plus accrued interest. Marketable equity securities are recorded at estimated values based on quoted market values for marketable securities of the issuer discounted for trading restrictions. If there is no quoted market value, the recorded values are based on the most recent transactions in the securities discounted for lack of marketability. Investment securities transactions are recorded on a trade date basis. The difference between cost and fair value is recorded as unrealized gain or loss on available for sale securities as a component of comprehensive income.

Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with Statement of Financial Accounting Standards ("FAS") No. 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. Unrealized losses for the quarter ended September 30, 2002 aggregated $33,000 versus $211,000 for the quarter ended September 30, 2001.

PREPAID EXPENSES

Prepaid expenses include insurance, deferred costs, certain taxes, and charter flight costs. Depending upon the volume and timing of charter flight activity, the amount of prepaid charter flight costs can fluctuate significantly.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets' estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements, which extend the useful life or add value to the asset are capitalized and then expensed over that asset's remaining useful life.

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

In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This standard harmonizes the accounting for impaired assets and resolves some of the implementation issues of FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". It retains the fundamental provisions of FAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. It also retains the basic provisions for presenting discontinued operations in the income statement but broadens the scope to include a component of an entity rather than a segment of a business. The Company adopted this standard effective July 1, 2002. This pronouncement did not have a material impact on the Company's financial position, results of operations or cash flows.

GOODWILL AND INTANGIBLE ASSETS

The Company records goodwill and intangible assets arising from business combinations in accordance with FAS No. 141 "Business Combinations" which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

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

In September 2002, the Company acquired the assets of eGolf.com, an internet web site specializing in the retail of golf equipment, which resulted in the recording of $65,000 in goodwill.

REVENUE RECOGNITION

Charter Travel Aviation

Revenue related to the Company's aviation travel services consists of fees for charter flights and is recognized upon completion of the related flight. Amounts received in advance for future flights are reflected in unearned income.

Home Technology

The Company's home technology services work is completed in three phases - pre-wiring, trim-out and hardware installation. The Company invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by the Company, revenue is recognized only when the contracts are sold to third party finance companies or as billed if the Company holds and services the contract. The Company sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

Sales of franchise licenses are recognized as revenue when the Company's obligations under the franchise agreement are "substantially complete". The Company generally defines "substantially complete" as the completion of training by the franchisee's General Manager and the approval by the Company of the franchise location plan.

Royalties are based on a percentage of the sales recorded by franchisees and are recorded as earned. Procurement fees charged to franchisees are recorded in the month that the related product is shipped to the franchisee.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 3,757,449 and 3,697,628 shares of Common Stock were outstanding at September 30, 2002 and 2001, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share for the three months ended September 30, 2002 and 2001 as the impact would have been anti-dilutive.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense aggregated $74,000 and $120,000 for the three months ended September 30, 2002 and 2001, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially as fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities the Company recognizes in connection with exit or disposal activities initiated after December 31, 2002, the effective date of FAS 146.

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

The Company's home technology business is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. The home technology business has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security). The Company launched a national franchising program in the fourth quarter of fiscal 2001 and sold 14 franchises in fiscal 2002. The Company also owns and operates locations in the Charlotte, NC and Atlanta, GA markets.

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

TECHNOLOGY SOLUTIONS

The Company's technology solutions business is the result of the acquisitions of Avenel Alliance, Inc. ("Avenel Alliance") in February 2001 and Logisoft Corp. (f/k/a Logisoft Computer Products Corp.), and its wholly-owned subsidiary eStorefronts.net Corp. (together with Logisoft Corp., "Logisoft") in June 2001. Avenel Alliance was a wholly-owned subsidiary of Avenel Ventures, Inc. ("Avenel Ventures"), which was also acquired by the Company in February 2001.

The Company's technology solutions business provides integrated products and services to assist customers in meeting their strategic technology initiatives. The Company's products and services include distribution of third-party published software titles to the educational market and corporate customers, full service Internet development, Internet site hosting and Internet business development services encompassing partner site management and marketing. In its Internet business development and marketing services, the Company generally participates in the development and implementation of the business plan in exchange for revenue-sharing.

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

On June 19, 2001, the Company acquired Logisoft in exchange of 785,714 shares of Common Stock pursuant to an Agreement and Plan of Merger. Also, during fiscal 2002, the Company issued an additional 32,738 shares of Common Stock in connection with the acquisition because Logisoft met certain performance goals from September 30, 2001 through June 30, 2002. Including direct acquisition costs, the total purchase price aggregated $5,504,879 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of Logisoft's net assets on the acquisition date aggregating $4,146,489 was allocated to goodwill. The aggregate purchase price and goodwill were both adjusted in fiscal 2002 by $42,000 to reflect the issuance of the earn-out shares.

TELECOMMUNICATIONS CALL CENTER

The Company operates a thirty-five (35) seat telecommunications call center providing telemarketing, help desk and other services for companies. The call center provides support to aviation travel services businesses as a reservations and customer care center for airlines, tour operators and for internal programs for which the Company takes reservations from travelers.

DISCONTINUED OPERATIONS

In August 2001, the Company completed the sale of all of the outstanding shares of capital stock of the Company's subsidiary which owned a commercial real estate business in exchange for cash ($312,500) and a 60-day note receivable ($62,500), which was collected in October 2001. The Company realized a gain of approximately $576,000 on the sale in the quarter ended September 30, 2001.

NOTE 3. INVESTMENTS

Investments consist of the following (in thousands):

                                       September 30, 2002                            June 30, 2002
                                       ------------------                            -------------
                                              Net                                         Net
                                           Unrealized        Fair                      Unrealized       Fair
                               Cost          (Loss)          Value         Cost          (Loss)         Value
                            ----------     ----------     ----------    ----------     ----------     ----------
Equity securities           $     709      $    (268)     $     441     $     712      $     (51)     $     661
Certificates of deposit            25             --             25            52             --             52
                            ----------     ----------     ----------    ----------     ----------     ----------
                            $     734      $    (268)     $     466     $     764      $     (51)     $     713
                            ==========     ==========                   ==========     ==========
Stock purchase warrants                                          68                                         101
                                                          ----------                                  ----------
                                                          $     534                                   $     814
                                                          ==========                                  ==========

The Company's certificate of deposit at September 30, 2002 is pledged as collateral security for the Company's letter of credit for a trade credit line. As of September 30, 2002, $300,000 of the Company's equity securities relate to a privately held company that provides high speed internet access to the hotel industry. The president of the Company's aviation travel services business is a director and shareholder of this company.

The net unrealized loss on equity securities included $0 and $45,000 of gross unrealized accumulated gains at September 30, 2002 and June 30, 2002, respectively.

NOTE 4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                     September 30,      June 30,
                                         2002             2002
                                     ------------     ------------

Land, buildings and improvements             431              382
Furniture and fixtures                       431              430
Computers and office equipment             1,144            1,155
Software                                     306              252
Showroom (home technology)                   131              102
Vehicles (home technology)                    12               12
                                     ------------     ------------
                                           2,455            2,333
Accumulated depreciation                    (967)            (861)
                                     ------------     ------------
                                     $     1,488      $     1,472
                                     ============     ============

NOTE 5. NOTES PAYABLE

Notes payable consists of the following (in thousands):

                                                                                                   September 30,    June 30,
                                                                                                       2002           2002
                                                                                                    ----------     ----------
Note payable - due on demand bearing interest at the prime rate plus 1.0% and
      secured by assets pledged by an affiliate of the Company                                      $     100      $     100
Note payable - due on demand bearing interest at the 10% and secured by certain real estate                34             --
Note payable - unsecured and due on demand                                                                  5             55
Note payables - due in August 2003 with interest imputed at 8% and unsecured (3)                          463            463
Note payable - due in August 2003 with interest at 10% and collateralized by certain home
      technology assets (3)                                                                               300            300
Note payables - due in August 2003 with interest at 12% and unsecured                                     382            382
Note payable - due in August 2003 with interest at 10% and unsecured (3)                                  200            200
Note payable - due in August 2003 with interest at 12% and collateralized by certain home
      technology accounts receivable and inventory (1)                                                    650            650
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005,
      interest payable at 8% and collateralized by home technology accounts receivable                    208            217
Capital lease obligation at 12% due in monthly installments of $710 through September 2004                 10             11
Mortgage payable to a bank in monthly installments of $1,751, including interest at 7.96%
      through October 2015 and collateralized by the assets of the internet/technology
      solutions business                                                                                  178            179
Note payable - $150,000 due December 31, 2003 and $600,000 due December 31, 2004 with interest at 12% and collateralized by certain aviation travel service business assets,
      less discount of $96,399 (2)                                                                        670            704
                                                                                                    ----------     ----------
                                                                                                        3,200          3,261
Less current maturities, including demand notes                                                        (2,185)          (407)
                                                                                                    ----------     ----------
Long-term portion                                                                                   $   1,015      $   2,854
                                                                                                    ----------     ----------

(1) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.
(2) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions.
(3) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the ten days immediately preceeding the conversion date.

NOTE 6. INCOME TAXES

As of September 30, 2002, the Company had approximately $38 million of net operating loss carry forwards ("NOLs") for federal income tax purposes, which expire between 2019 through 2022. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to the substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOLs could be limited.

In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company's 1996 and 1997 and one of its subsidiary's 1994 and 1995 tax returns, which the Company has appealed. At September 30, 2002 and June 30, 2002, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 7. COMMON STOCK AND PAID IN CAPITAL

In the quarter ended September 30, 2002, the Company issued an aggregate of 177,143 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $0.70 per share. In fiscal 2002 the Company issued an aggregate of 1,251,429 shares of restricted Common Stock in connection with this private placement at $0.70 per share. Through September 30, 2002, the total proceeds raised in this private placement were $977,500 net of direct expenses.

In July 2002, the Company issued 14,286 shares of restricted Common Stock from treasury stock with the termination of a contract with a service provider.

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

The following table summarizes the outstanding options at September 30, 2002 and June 30, 2002:

                         September 30, 2002                                                 June 30, 2002
                         ------------------                                                 -------------
                                                       Vesting                                                         Vesting
                     Exercise            Term          Period                          Exercise            Term        Period
       Shares          Price            (Years)       (Months)            Shares         Price            (Years)      (Months)
       ------          -----            -------       --------            ------         -----            -------      --------
       87,857      $         1.26          10 *          48 *             87,857     $         1.26          10 *         48 *
      476,428        1.75 to 1.96          10         12 to 48           479,286       1.75 to 1.96          10        12 to 48
      328,571                4.90          10            12              328,571               4.90          10           12
      142,857                5.25          10            --              142,857               5.25          10           --
        6,940                5.46          10            18                8,328               5.46          10           18
       35,714                5.88          10         36 to 42            35,714               5.88          10        36 to 42
       94,779                5.95          10         12 to 38            96,476               5.95          10        12 to 38
       38,571                6.65          10         12 to 46            38,571               6.65          10        12 to 46
       14,286                7.00          10            46               14,286               7.00          10           46
       71,429               10.08          10            --               71,429              10.08          10           --
       17,857               21.00          10            --               17,857              21.00          10           --
   -----------                                                        -----------

    1,315,289                                                          1,321,232
   ===========                                                        ===========

* 35,714 non-qualified options issued to an employee in December 2001 have a three-year term and are fully vested.

Of the options outstanding at September 30, 2002, 1,136,175 are exercisable.

The following table summarizes the outstanding warrants at September 30, 2002 and June 30, 2002:

                 September 30, 2002                                 June 30, 2002
                 ------------------                                 -------------
                     Exercise            Term                          Exercise            Term
       Shares          Price            (Years)         Shares          Price            (Years)
       ------          -----            -------         ------          -----            -------
       793,768     $         0.28           54          793,768     $         0.28           54
       150,000       1.05 to 1.75           36          150,000       1.05 to 1.75           36
        42,857               2.45           36           42,857               2.45           36
        57,143               3.50          120           57,143               3.50          120
       679,106               5.25          120          679,106               5.25          120
        14,286               5.67           48           14,286               5.67           48
         1,429               7.00           --            1,429               7.00           --
         7,143               7.70           36            7,143               7.70           36
        96,428              12.25           --           96,428              12.25           --
        82,143              21.00            *           82,143              21.00            *
       517,857              28.00          120*         517,857              28.00          120*
    -----------                                      -----------
     2,442,160                                        2,442,160
    ===========                                      ===========


* All of the $21.00 warrants and 82,143 of the $28.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

All of the warrants issued by the Company are exercisable, except for 79,377 with an exercise price of $0.28 that vest in December 2002, 9,523 with an exercise price of $5.67 that vest over 3 years, 112,500 that vest in equal quarterly amounts in December 2002, March 2003 and June 2003 and 7,143 that vest upon the holder meeting the requirements of a capital raise commitment.

On June 26, 2000, the Company entered into a series of agreements with a supplier of technical, marketing and programming services for the provision of services related to the development of its Private Seats(TM) program. These agreements provided that the supplier was to vest in warrants to purchase at combined total of approximately 794,000 shares of the Company's Common Stock at $0.28 per share, which are reflected in the warrant table above. The vesting dates related to these warrants were December 31, 2000, 2001 and 2002. Due to the termination of its Private Seats(TM) program, during fiscal 2001, the Company expensed $5.2 million in connection with these warrants. The Company has questioned whether the supplier has actually vested in the warrants due to the fact that the program was terminated and the supplier was not required to perform the services among other considerations. The Company is presently in negotiations with this supplier to terminate these agreements and eliminate the related warrants. At this time, the Company cannot predict what the outcome of these negotiations will be.

NOTE 9. GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

Following is a summary of the Company's general and administrative expenses (in thousands):

                                   Three months Ended September 30,
                                   --------------------------------
                                        2002             2001
                                        ----             ----

Compensation expense                $    1,121       $    1,220
Legal and professional fees                194              173
Public and investor relations               23               57
Marketing and advertising                   74              120
Rent expense                               144              174
Insurance                                   58               99
Telecommunications                          69              100
Office and printing expense                112              104
Travel and entertainment                   101               68
Other                                       96              113
                                    -----------      -----------
                                    $    1,992       $    2,228
                                    ===========      ===========

NOTE 10. RELATED PARTY TRANSACTIONS

Amounts due to affiliates consisted of the following (in thousands):

                                                      September 30,    June 30,
                                                          2002           2002
                                                       ----------     ----------

Note payable to Mr. Pruitt                             $      11             11
Advance payable to Mr. Pruitt                                 27             25
Note payable to a company owned by Mr. Pruitt                 65            108
Advance payable to a company owned by a director             (24)            --
Advance receivable from a director                           (29)            --
                                                       ----------     ----------
                                                       $      50      $     144
                                                       ==========     ==========

The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance payable to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for the Company's home technology business. At September 30, 2002, the balance outstanding on this bank facility was $100,000.

Mr. Pruitt is also a minority investor in a company that has purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina, including Hilton Head, where he is a director of a company that owns 100% of the franchise, and in another company that is a franchisee of the Company's home technology business in three locations in the state of Maryland.

As noted in Note 3 above, the Company owns an equity interest in a privately held company in which the president of the Company's aviation travel services business is a director and shareholder. Avenel Ventures owned this equity interest prior to being acquired by the Company.

Paul B. Johnson, a director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market. In addition, Mr. Johnson was named Chief Executive Officer and a board member of Lifestyle Innovations, Inc., which acquired the Company's home technology business in September 2002 as further described in
Note 2 to these financial statements. Mr. Johnson has submitted his resignation to the Company as a director effective October 31, 2002 due to his being appointed the CEO of LFSI. The advance receivables from a director and a company owned by a director above represent advances to Paul Johnson and a company owned by Mr. Johnson during the quarter ended September 30, 2002.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $196,000 and $227,000 at September 30, 2002 and June 30, 2002, respectively.

During fiscal 2002, G. David Gordon, an RCG shareholder, and a company in which he is the president and a shareholder, loaned the Company and its subsidiaries $1,144,000 at interest rates of 8% to 12%. At September 30, 2002 and June 30, 2002, total debt outstanding to Mr. Gordon and this company was $1,450,000 and $1,500,000, respectively. Mr. Gordon has an ownership interest in seven of the Company's home technology business franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000, and acts as special legal counsel to the Company from time to time.

NOTE 11. BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands):

Three months ended September 30, 2002:       Aviation
                                              Travel         Call       Technology        Home
                                             Services       Center       Solutions     Technology    Corporate       Total
                                             ---------     ---------     ---------     ---------     ---------     ---------
Revenue                                      $ 15,060      $      9      $  3,219      $    540      $     --      $ 18,828
Income (loss) from continuing operations          670           (42)          (27)         (508)         (243)         (150)
Identifiable assets                             5,008           106        10,445        10,340         1,936        27,835
Capital expenditures                                2             1            39            34            --            76
Depreciation and amortization                      14             4            59            26             4           107


Three months ended September 30, 2001:       Aviation
                                              Travel         Call       Technology        Home
                                             Services       Center       Solutions     Technology    Corporate       Total
                                             ---------     ---------     ---------     ---------     ---------     ---------
Revenue                                      $  6,042      $     20      $  2,770      $    744      $     30      $  9,606
Income (loss) from continuing operations         (965)          (45)         (548)         (309)         (458)       (2,325)
Identifiable assets                             2,659           261        13,389        10,533           859        27,701
Capital expenditures                               --            --            55            69            --           124
Depreciation and amortization                      11             5            55            16            --            87

The Company's sales are primarily to customers in the United States of America. International sales are minimal.

NOTE 12. CONTINGENCIES

Legal Proceedings
-----------------

During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

Guarantee Obligation
--------------------

The Company's aviation travel services business (the "Aviation Business") has certain guarantees outstanding with an airline provider that indicate if the Aviation Business does not utilize a minimum number of hours during each program year, then the Aviation Business would be required to pay the shortage to the provider. The Aviation Business has a similar arrangement with Vacation Express whereby Vacation Express has guaranteed a certain number of travel hours to the Aviation Business. The Aviation Business does not anticipate incurring a net loss on these guarantees and has not accrued any such loss on its balance sheet as of September 30, 2002. In the event there is a shortfall in the Aviation Business's guarantee to the airline provider, then Vacation Express will be obligated to compensate the Aviation Business for similar shortfalls exceeding the amount due to the airline provider.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table summarizes results of operations for the quarters ended September 30, 2002 and 2001 (in thousands):

                                                                           Three Months Ended            Three Months Ended
                                                                           September 30, 2002            September 30, 2001
                                                                       ---------------------------  ---------------------------
                                                                                           % of                         % of
                                                                                          Revenue                      Revenue
Revenue:
Services                                                               $     15,361         81.6%   $      6,675         69.5%
Product sales                                                                 3,467         18.4%          2,931         30.5%
                                                                       ---------------------------  ---------------------------
             Total revenue                                                   18,828        100.0%          9,606        100.0%
                                                                       ---------------------------  ---------------------------
Cost of revenue:
Services                                                                     14,186         75.3%          7,040         73.3%
Product sales                                                                 3,046         16.2%          2,468         25.7%
                                                                       ---------------------------  ---------------------------
             Total cost of revenue                                           17,232         91.5%          9,508         99.0%
                                                                       ---------------------------  ---------------------------

             Gross profit                                                     1,596          8.5%             98          1.0%
                                                                       ---------------------------  ---------------------------
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants                            33          0.2%             --          0.0%
Selling, general and administrative expenses - other                          1,992         10.6%          2,228         23.2%
Provision for bad debts                                                           4          0.0%             59          0.6%
Depreciation and amortization                                                   107          0.6%             87          0.9%
                                                                       ---------------------------  ---------------------------
             Operating costs and expenses                                     2,136         11.3%          2,374         24.7%
                                                                       ---------------------------  ---------------------------

             Operating loss                                                    (540)        -2.9%         (2,276)       -23.7%

Interest expense, net                                                           102          0.5%              9          0.1%
(Gain) loss on investments, net                                                (175)        -0.9%            211          2.2%
(Gain) on sale of assets                                                         --          0.0%           (171)        -1.8%
Other (income)                                                                 (263)        -1.4%             --          0.0%
Minority interest                                                               (54)        -0.3%             --          0.0%
                                                                       ---------------------------  ---------------------------

             Loss from continuing operations                                   (150)        -0.8%         (2,325)       -24.2%
Gain on disposal of discontinued operations                                      --          0.0%            576          6.0%
                                                                       ---------------------------  ---------------------------
             Loss before cumulative effect of change in accounting
                  principle                                                    (150)        -0.8%         (1,749)       -18.2%
Cumulative effect of change in accounting principle                              --          0.0%           (693)        -7.2%
                                                                       ---------------------------  ---------------------------

Net loss                                                               $       (150)        -0.8%   $     (2,442)       -25.4%
                                                                       ===========================  ===========================

The Company's revenues in the three months ended September 30, 2002 were $18,828,000 compared to $9,606,000 in the same period a year ago. The increase in the current period is due to the aviation travel services expanded charter aviation business as well as the technology solutions expanded sales activity in the computer software business. These increases were partially offset by the decrease in revenues from the home technology business due to a focused reduction of business with certain unprofitable customers, partially offset by increased revenues from franchise fees and royalties.

During the three month period ended September 30, 2002, sales to Vacation Express and Suntrips, both members of the MyTravel Group, customers of the Company's aviation travel services business, represented 69% of the Company's consolidated revenue. For the quarter ended September 30, 2001, sales to Vacation Express and Aviation Network Services, also a customer of the Company's aviation travel services business, represented 42% and 22%, respectively, of the Company's consolidated revenue.

Gross profit in the three months ended September 30, 2002 was $1,596,000 compared to $98,000 in the same period a year ago. The increase in the current period is primarily due to the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit. The Company reported an 8.5% overall gross margin in the quarter ended September 30, 2002 compared to 1.0% in the same period a year ago. The increase in margin was due to an increase in revenues from the Vacation Express program which operated at a gross margin of approximately 12%, as well as the termination of the unprofitable jet shuttle business.

In the quarter ended September 30, 2002, the Company reported $33,000 of non-cash expense related to the issuance of options and warrants. No such amounts were recognized in the three months ended September 30, 2001 because there were no compensatory warrants vesting for service providers.

Selling, general and administrative expenses-other in the three months ended September 30, 2002 was $1,992,000 compared to $2,228,000 in the comparable period a year ago. This decrease is due to lower staff costs and telecommunications costs resulting from reduced number of employees, lower marketing and advertising costs and lower rent costs. Selling, general and administrative expenses-other were reduced to 11% of revenue in the three months ended September 30, 2002 from 23% of revenue in the same period a year ago.

Provision for bad debts decreased to $4,000 in the three months ended September 30, 2002 compared to $59,000 in the same period a year ago. The prior year amount was primarily the result of a bad debt incurred in the Company's technology solutions business.

The Company's depreciation and amortization expense in the three month period ended September 30, 2002 was $107,000 compared to $87,000 in the same period a year ago. The increase is due to depreciation of the fixed asset additions.

In the three month period ended September 30, 2002, the Company incurred $103,000 of net interest expense related to its debt portfolio, which increased from approximately $690,000 at June 30, 2001 to $3,200,000 at September 30, 2002.

In the quarter ended September 30, 2002, the Company recorded a net gain on investments of $175,000 of which $208,000 relates to Company's sale of LFSI stock obtained in the LFSI Transaction. In September 2002, the Company completed the private sale of 125,000 shares of LFSI common stock to a private investor. The Company sold these shares at $2.00 per share and received $250,000 in proceeds as a result of this sale. $150,000 of the proceeds was received in September 2002 with the balance being received in October 2002. The net gain on all investment activity during the quarter is net of losses of approximately $33,000 related to non-cash market adjustments of common stock purchase warrants. For the quarter ended September 30, 2001, the Company recognized a net loss on investments of $211,000 representing non-cash market adjustments of warrants. The results for the three months ended September 30, 2001 also include a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises.

In the quarter ended September 30, 2002, the Company's aviation travel services business received $263,000 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. This amount is recorded as other income in the consolidated statements of operations.

Minority interest represents the minority shareholders' share of losses of LFSI for the quarter ended September 30, 2002.

The Company realized a gain of $576,000 on the sale of its discontinued commercial real estate business in the three months ended September 30, 2001.

In the quarter ended September 30, 2001, the Company recorded the cumulative effect of a change in accounting principle of $693,000, increasing the Company's reported net loss, as a result of its implementation of FAS 142. This adjustment was recorded as of July 1, 2001.

Continuing Operations of Business Segments

The following table summarizes results of continuing operations by business segment for the quarters ended September 30, 2002 and 2001 (in thousands):

                                 Three Months Ended September 30, 2002      Three Months Ended September 30, 2001
                                 -------------------------------------      -------------------------------------
                                                                                           Gross
                                               Gross         Income                        Profit
                                   Revenue     Profit        (Loss)           Revenues    (Deficit)     (Loss)
                                   --------    --------     --------          --------    --------     --------
Aviation Travel Services           $15,060     $   987      $   670           $ 6,042     $  (700)     $  (965)
Telecommunications Call Center           9           9          (42)               20          20          (45)
Home Technology                        540         183         (508)              744         152         (309)
Technology Solutions                 3,219         417          (27)            2,770         596         (548)
Corporate                               --          --         (243)               30          30         (458)
                                   --------    --------     --------          --------    --------     --------
                                   $18,828     $ 1,596      $  (150)          $ 9,606     $    98      $(2,325)
                                   --------    --------     --------          --------    --------     --------

Aviation Travel Services

The Company's aviation travel services business revenues in the three months ended September 30, 2002 were $15,060,000 compared to $6,042,000 in the same period a year ago. The increase in revenues is due primarily to the Company's expanded charter aviation business as a result of the commencement of the Company's hub operation in Sanford, FL in conjunction with Vacation Express. The Vacation Express program covered from four to six cities during the quarter ended September 30, 2002 compared to two cities in the same period a year ago. Due in part to the slowdown and uncertainty in the economy in general, and in the air travel industry in particular, the Sanford, FL Hub operation has reduced its scheduled flights program between August 2002 and December 2002 from six planes to four. Total revenues with Vacation Express, a member of the MyTravel Group, were $7,426,000 in the quarter ended September 30, 2002 compared to $3,999,000 in the same period a year ago. The Vacation Express program is a three-year contract with a termination date of December 20, 2004. The contract allows for a three year extension based on the mutual consent of both parties. During July 2002, the Company launched a program with Suntrips, also a member of the MyTravel Group, which provides service between several western cities and destinations in Mexico. The Company recognized revenues of $5,570,000 from this program during the quarter ended September 30, 2002. The Suntrips program is a three-year contract with a termination date of June 30, 2005. The contract allows for two consecutive one year renewals at the option of Suntrips. The Company intends to pursue an extension of both programs, however, there can be no assurance that such extensions will occur.

Gross profit for the Company's aviation travel services business in the three months ended September 30, 2002 was $987,000 compared to a gross profit deficit of $700,000 in the same period a year ago. This business generated income of $670,000 for the quarter ended September 30, 2002 compared to a loss of $965,000 in the same period a year ago. The improved results were due primarily to the Company's expanded hub operation in Sanford, FL as well as the receipt of $263,000 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. Also, the quarter ended September 30, 2001 was adversely affected by losses incurred on a jet shuttle business, which operated at a gross margin deficit.

Home Technology

The Company's home technology business represents the activities of LFSI. The Company is a majority owner of LFSI and consolidates the business while recording minority interests for the percentage of income and equity of LFSI owned by other shareholders.

This business recorded revenues of $540,000 for the quarter ended September 30, 2002 compared to $744,000 for the same period a year ago. In the quarter ended September 30, 2001, the Company implemented a national franchising program for its home technology business. Since its launch, the Company has sold 14 geographic markets to franchisees, primarily in the southern and southeastern United States. No such sales were recognized during the quarters ended September 30, 2002 and 2001. The overall decrease in revenues is the result of the Company's sale in the second quarter of fiscal 2002 of three branches previously operated as Company owned locations and a focused reduction of business with certain unprofitable customers in the Company's two owned markets, Charlotte, NC and Atlanta, GA, partially offset by increased revenues from royalties generated from franchises.

Gross profit for the Company's home technology business in the three months ended September 30, 2002 was $183,000, or 34%, compared to $152,000, or 20%, in the same period a year ago. The increase in gross profit percentage was the result of higher franchise fees and royalties, staff reductions and the positive result of eliminating certain unprofitable customers.

This business generated a loss of $508,000 in the three months ended September 30, 2002, compared to a loss of $309,000 in the same period a year ago. The prior year results include a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises. The current year net loss is also higher due to increased operating costs and interest expense, offset by the improved gross profit discussed above as well as the attribution of approximately $54,000 of losses to the minority shareholders.

Technology Solutions

The Company's technology solutions business recorded revenues of $3,219,000 for the quarter ended September 30, 2002 compared to $2,770,000 for the same period a year ago. The increase in revenues is the result of the expansion of products, services and its sales force, primarily in the computer software business, offset by a reduction in sales of data networking product and consulting sales. The Company discontinued offering these services during its third fiscal quarter in 2002.

Gross profit for the Company's technology solutions business in the three months ended September 30, 2002 was $417,000 compared to a gross profit of $596,000 in the same period a year ago. The reduction in gross profits was due primarily to a change in revenue mix from internet and data networking consulting, which are relatively higher margin businesses in comparison to its lower margin software resale activities.

This business incurred a loss of $27,000 for the quarter ended September 30, 2002 compared to a loss of $548,000 in the same period a year ago. The improved results were due primarily to the significant reduction in selling, general and administrative expenses resulting from staff reductions, lower advertising and marketing costs, and lower rent expenses.

Corporate

Corporate incurred a loss from continuing operations of $243,000 for the quarter ended September 30, 2002 compared to a loss of $458,000 in the same period a year ago. Excluding the net gain on investments, Corporate's loss would have been $417,000 for the current year period. The reduction in loss from continuing operations is due primarily to staff reductions, lower public and investor relations costs, lower legal and professional fees and other costs saving measures. The prior year loss includes $30,000 of business advisory services revenue recorded in the three months ended September 30, 2001.

Seasonality

The Company experiences some seasonality in its aviation travel services and technology solutions businesses. The seasonality in the aviation travel services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount being recognized in the fourth quarter, due to the fact that the Company's year end coincides with the year end of most schools and universities. These customers are tied to strict budgets and normally purchase more product at the start and the end of their year end.

Guarantee Obligation

The Company's aviation travel services business (the "Aviation Business") has certain guarantees outstanding with an airline provider that indicate if the Aviation Business does not utilize a minimum number of hours during each program year, then the Aviation Business would be required to pay the shortage to the provider. The Aviation Business has a similar arrangement with Vacation Express whereby Vacation Express has guaranteed a certain number of travel hours to the Aviation Business. The Aviation Business does not anticipate incurring a net loss on these guarantees and has not accrued any such loss on its balance sheet as of September 30, 2002. In the event there is a shortfall in the Aviation Business's guarantee to the airline provider, then Vacation Express will be obligated to compensate the Aviation Business for similar shortfalls exceeding the amount due to the airline provider.

Liquidity and Capital Resources

The Company's net loss for the three months ended September 30, 2002 of $150,000 and unrealized losses on marketable securities of $217,000, were partially offset by an increase to shareholders' equity related to the sale of Common Stock, with net proceeds of $119,000 and an increase in shareholders' equity of $14,000, as a result of the a final settlement of a contract with an service provider, resulting in a net decrease in shareholders' equity of $234,000 for the quarter.

Minority interest increased due to the LFSI transaction described above which resulted in net funding of $613,000 and the Company's sale of LFSI stock obtained in the LFSI transaction, which resulted in an increase in minority interest of $42,000. These increases were slightly offset by the minority shareholders' portion of LFSI's losses of $54,000.

For the quarter ended September 30, 2002, operations used $268,000 of cash. This amount includes $263,000 received in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. For the quarter ended September 30, 2002, net cash flow from investing activities was $5,000 due primarily to cash received from the sale of investments of $131,000, offset by net property and equipment purchases of $76,000 and the cash portion of the Company's acquisition of the assets of eGolf.com, an internet web site specializing in the retail sales of golf equipment. The Company received $100,000 related to private sale of 125,000 shares of LFSI common stock to a private investor during the three months ended September 30, 2002. An additional $150,000 in proceeds was received in October 2002. For the quarter ended September 30, 2002, net cash flow from financing activities was $591,000 as a result of $274,000 raised through the LFSI transaction, $260,000 raised through LFSI's private placement sale of common stock and $119,000 raised through the sale of the Company's Common Stock. These amounts were offset slightly by principal debt repayments of $62,000. At September 30, 2002, the Company had a working capital deficit of $3,019,000. At September 30, 2002 the Company held cash and cash equivalents of $1,839,000 and investments of $534,000.

The Company's significant working capital deficit is due primarily to $2,185,000 of current debt, of which $2,007,000 is due in the quarter ended September 30, 2003 and $139,000 is due on demand. The Company has a commitment for $750,000 of additional funding from a private investor to draw upon throughout the remainder of its fiscal 2003, however, this availability and expected operating cash flows is not sufficient to meet obligations currently due in the next 12 months. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments in August 2003 totaling approximately $2 million. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI stock, (iv) the investor is not able to meet its funding obligation to the Company, or (v) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

The Company's Board of Directors had previously considered distributing a portion of the LFSI shares to the shareholders of the Company. The Board of Directors and its advisors currently believe the most prudent use of these shares is the sale of LFSI shares to external parties and does not currently intend to distribute any shares as a dividend.

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

ITEM 3. CONTROLS AND PROCEDURES:

DISCLOSURE CONTROLS AND PROCEDURES
The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission.

In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's principal executive officer and principal accounting officer, based upon an evaluation completed within 90 days prior to the filing of this report, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS
There were no significant changes in the Company's internal accounting processes and control procedures during the quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

ITEM 2. CHANGES IN SECURITIES

Since July 1, 2002, the Company has issued 177,143 shares of restricted Common Stock in connection with Company's private placement sale of Common Stock at $0.70 per share.

Since July 1, 2002, the Company issued 14,286 shares of restricted Common Stock from treasury stock with the termination of a contract with a service provider.

The securities issued in connection with the private placement and those issued in connection with the termination of the service provider contract were issued without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Company based such reliance on representations made to the Company by the recipient of such securities as to such recipient's investment intent and sophistication, among other things.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective August 28, 2002, Sylvia de Leon resigned from the Company's Board in order to dedicate more time to other Boards on which she presently serves. Effective September 30, 2002, Eric Black resigned from the Company's Board in order to accept a full time consulting position with a publicly traded company. Both of these former directors have confirmed that they had no disagreements with the Board, the Company or Company management prior to their resignations.

On October 17, 2002, the Company's Board appointed Jeffrey F. Willmott, most recently the Chairman and Chief Executive Officer of EKN Asset Management, a registered investment advisory firm in New York City, to the Board to fill the vacancy on the Board created by Ms. de Leon's resignation. Also on October 17, 2002, the Company's Board appointed Dr. Randolph A. Pohlman, the Dean of the H. Wayne Huizenga School of Business at Nova Southeastern University in Fort Lauderdale, Florida to the Board to fill the vacancy on the Board created by Mr. Black. Both Mr. Willmott and Mr. Pohlman were elected unanimously with all directors present and voting.

Effective October 16, 2002, the Company's Board appointed Mr. Willmott the Chairman of the Compensation Committee to fill the vacancy created by the resignation of Melinda Morris Zanoni as a member of the Compensation Committee.

Paul Johnson submitted his resignation to the Company as a director effective October 31, 2002 due to his being appointed the CEO of LFSI. It is not currently anticipated that Mr. Johnson will be replaced.

On September 30, 2002, John Van Heel, the Company's Vice President, of Finance, resigned in order to pursue another employment opportunity. In September 2002, the Company hired a Senior Vice President, Finance, Eric Burgess, who is assuming the responsibilities previously held by Mr. Van Heel and who commenced employment September 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  2.11 Agreement and Plan of Merger dated as of August 30, 2002 by and among the Company, LST, Inc., Lifestyle Innovations, Inc. and LFSI Merger Corportion (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on September 30, 2002).

                  99.1     Cetification Pursuant to 18 U.S.C. Section 1350

         (b)      Financial Reports on Form 8-K

                  The Company has filed the following reports on Form 8-K 8-K/A with the Securities and Exchange Commission ("SEC") during the quarter ended September 30, 2002:

                      On September 20, 2002, reporting under Item 2 of such report that the Company completed its sale of an interest is its home technology business to Lifestyle Innovations, Inc.


                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                eResource Capital Group, Inc.

Date: November 14, 2002         By: /s/ Michael D. Pruitt
                                    --------------------------------------------
                                    Michael D. Pruitt
                                    Chairman of the Board
                                    (principal executive officer)

Date: November 14, 2002         By: /s/ Eric D. Burgess
                                    --------------------------------------------
                                    Eric D. Burgess
                                    Senior Vice President, Finance; Treasurer
                                    (principal financial and accounting officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Michael D. Pruitt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eResource Capital Group, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/ Michael D. Pruitt
     ---------------------------
     Michael D. Pruitt
     Principal Executive Officer
     November 14, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 (SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002)

I, Eric D. Burgess, certify that:

1. I have reviewed this quarterly report on Form 10-Q of eResource Capital Group, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:  /s/ Eric D. Burgess
     ----------------------------
     Eric D. Burgess
     Principal Accounting Officer
     November 14, 2002

                                  Exhibit Index
                                  -------------


Exhibit No.                   Description                               Page No.
-----------                   -----------                               --------

99.1          Certification Pursuant to 18 U.S.C Section 1350             30