Form 10QSB
period 2002-12-31
ERESOURCE CAPITAL GROUP INC
filed 2003-02-13
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended December 31, 2002

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

                             6836 Morrison Boulevard
                                    Suite 200
                               Charlotte, NC 28211
                                 (704) 366-5054

                       (Address of registrant's principal
               executive offices including zip code and telephone
                          number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of February 13, 2003: 12,569,803

Transitional Small Business Disclosure Format:           Yes [ ] No [X]
                          eResource Capital Group, Inc.

                                Table of Contents


....................................................................................................         Page No

PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)


                  Condensed Consolidated Balance Sheets at December 31, 2002 and June 30, 2002...................3

                  Condensed Consolidated Statements of Operations for the three and six months ended
                  December 31, 2002 and 2001.....................................................................4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                   December 31, 2002 and 2001....................................................................5

                  Notes to Condensed Consolidated Financial Statements...........................................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................22

ITEM 3.    Controls and Procedures..............................................................................30

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................................................................30

ITEM 2.    Changes in Securities................................................................................30

ITEM 3.    Defaults Upon Senior Securities......................................................................31

ITEM 4.    Submission of Matters to a Vote of Security Holders..................................................31

ITEM 5.    Other Information....................................................................................31

ITEM 6.    Exhibits and Reports on Form 8-K.....................................................................31

Signatures...................................................................................................   32

Certifications
                  Section 302 Certification of the Principal Executive Officer..................................33
                  Section 302 Certification of the Principal Accounting Officer.................................34

Exhibit Index.................................................................................................  35

Employment Agreement between the Company and Mr. Michael D. Pruitt dated November 7, 2002.......................36

Employment Agreement between the Company and Ms. Melinda Morris Zanoni dated November 7, 2002...................49

Section 906 Certification.......................................................................................62


                 eResource Capital Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                      (In thousands, except share amounts)

                                                                            December 31,    June 30,
                                                                               2002           2002
                                                                             -----------   ---------

                                         ASSETS
Cash and cash equivalents ................................................   $   1,893    $   1,511
Accounts receivable, net of allowance of doubtful accounts of $165
      and $258, respectively .............................................       2,925        3,135
Inventory ................................................................         207          211
Investments ..............................................................         470          814
Prepaid expenses .........................................................       1,584        2,918
                                                                             ---------    ---------

              Total current assets .......................................       7,079        8,589
Deferred costs  and other assets .........................................         331          321
Property and equipment, net ..............................................       1,417        1,472
Goodwill, net ............................................................      18,565       18,490
                                                                             ---------    ---------

              Total assets ...............................................   $  27,392    $  28,872
                                                                             =========    =========


                             LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - current portion ..........................................   $   2,282    $     407
Notes and amounts due to affiliates, net .................................          86          144
Accounts payable and accrued expenses ....................................       6,110        6,147
Unearned income ..........................................................       2,260        3,329
                                                                             ---------    ---------

              Total current liabilities ..................................      10,738       10,027
Notes payable ............................................................         772        2,854
                                                                             ---------    ---------

              Total liabilities ..........................................      11,510       12,881
                                                                             ---------    ---------

Minority interest ........................................................         637         --
                                                                             ---------    ---------

Shareholders' equity:
     Common stock, $.04 par value, 200,000,000 shares authorized,
       12,648,160 and 12,381,463 issued, respectively ....................         506          495
     Additional paid-in capital ..........................................     114,056      114,040
     Accumulated deficit .................................................     (98,455)     (97,774)
     Accumulated other comprehensive (loss) income .......................        (254)         (51)
     Treasury stock at cost (78,357 and 92,643 shares, respectively) .....        (608)        (719)
                                                                             ---------    ---------

              Total shareholders' equity .................................      15,245       15,991
                                                                             ---------    ---------

              Total liabilities and shareholders' equity .................   $  27,392    $  28,872
                                                                             =========    =========

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                      (In thousands, except share amounts)


                                                                 Three months ended December 31, Six months ended December 31,
                                                                      2002           2001            2002               2001
                                                                ------------    ------------   -------------    ------------
Revenue:
Services ....................................................   $     14,064    $      5,026    $     29,425    $     11,701
Product sales ...............................................          2,712           2,138           6,179           5,069
                                                                ------------    ------------    ------------    ------------
        Total revenue .......................................         16,776           7,164          35,604          16,770
                                                                ------------    ------------    ------------    ------------
Cost of revenue:
Services ....................................................         13,024           4,228          27,210          11,268
Product sales ...............................................          2,342           1,698           5,388           4,166
                                                                ------------    ------------    ------------    ------------
        Total cost of revenue ...............................         15,366           5,926          32,598          15,434
                                                                ------------    ------------    ------------    ------------

        Gross profit ........................................          1,410           1,238           3,006           1,336
                                                                ------------    ------------    ------------    ------------
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants .......             31              12              64              12
Selling, general and administrative expenses - other ........          1,947           1,703           3,939           3,931
Provision for bad debts .....................................              2               7               6              66
Depreciation and amortization ...............................            128              97             235             184
                                                                ------------    ------------    ------------    ------------
        Operating costs and expenses ........................          2,108           1,819           4,244           4,193
                                                                ------------    ------------    ------------    ------------

        Operating loss ......................................           (698)           (581)         (1,238)         (2,857)

Interest expense, net .......................................             94              84             196              93
(Gain) loss on investments, net .............................           (179)            169            (354)            380
Loss (gain) on disposal of assets ...........................             30            --                30            (171)
Other (income) ..............................................             (3)           --              (266)           --
Minority interest ...........................................           (109)           --              (163)           --
                                                                ------------    ------------    ------------    ------------

        Loss from continuing operations .....................           (531)           (834)           (681)         (3,159)
Gain on disposal of discontinued operations .................           --              --              --               576
                                                                ------------    ------------    ------------    ------------

        Loss before cumulative effect of change in accounting
             principle ......................................           (531)           (834)           (681)         (2,583)
Cumulative effect of change in accounting principle .........           --              --              --              (693)
                                                                 ------------   ------------    ------------    ------------


Net loss ....................................................   $       (531)   $       (834)   $       (681)   $     (3,276)
                                                                ============    ============    ============    ============

Basic and diluted net loss per share:
    Loss from continuing operations .........................   $      (0.04)   $      (0.08)   $      (0.05)   $      (0.29)
    Gain on disposal of discontinued operations .............   $       --      $       --              --              0.05
    Cumulative effect of change in accounting principle .....           --              --              --             (0.06)
                                                                ------------    ------------    ------------    ------------
        Net loss ............................................   $      (0.04)   $      (0.08)   $      (0.05)   $      (0.30)
                                                                ============    ============    ============    ============

Weighted average shares outstanding .........................     12,548,388      11,025,560      12,443,775      10,989,783
                                                                ============    ============    ============    ============
Weighted average shares outstanding, assuming dilution ......     12,548,388      11,025,560      12,443,775      10,989,783
                                                                ============    ============    ============    ============

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.



                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)
                                                                   Six months ended December 31,
                                                                         2002         2001
                                                                      ----------   --------
Cash flows from operating activities:
    Loss from continuing operations .................................   $  (681)   $(3,159)
    Adjustments to reconcile net loss to net cash used in operations:
           Depreciation and amortization ............................       235        184
           Bad debt expense .........................................         6         66
           Common stock issued for services .........................      --           36
           Stock purchase warrants received for services ............      --          (73)
           Unrealized loss on stock purchase warrants ...............        67        357
           (Gain) on sale of investments ............................      (421)      --
           Loss (gain) on disposal of assets ........................        30       (171)
           Compensation expense related to stock options and warrants        64         12
           Deferred debt cost amortization ..........................        33          3
           Minority interest ........................................      (163)      --
           Changes in operating assets and liabilities:
               Accounts and notes receivables .......................       205        222
               Inventory ............................................         6       (113)
               Prepaid expenses .....................................     1,233        195
               Deferred costs and other assets ......................        (1)      (460)
               Accounts payable and accrued expenses ................       (42)       646
               Due to affiliates ....................................       (63)      --
               Unearned income ......................................    (1,068)      (142)
                                                                        -------    -------
               Cash used in continuing operations ...................      (560)    (2,397)
           Discontinued operations, net .............................      --          150
                                                                        -------    -------
               Net cash used in operating activities ................      (560)    (2,247)

    Cash flows from investing activities:
           Purchase of property, plant and equipment ................      (237)      (171)
           Sale of investments ......................................       425         87
           Sale of assets ...........................................       111        (53)
           Cash (paid) in connection with business acquisitions, net        (50)      (272)
                                                                        -------    -------
               Net cash provided (used in) by investing activities ..       249       (409)

    Cash flows from financing activities:
           Notes payable proceeds ...................................        75      2,560
           Principal debt repayments ................................      (187)      (124)
           Capital contribution by shareholder ......................      --           50
           Cash raised through LFSI transaction .....................       274       --
           LFSI private placement sale of common stock ..............       412       --
           Sale of RCG common stock .................................       119        250
                                                                        -------    -------
               Net cash provided by financing activities ............       693      2,736

    Net increase in cash and cash equivalents .......................       382         80
    Cash and cash equivalents at beginning of period ................     1,511      1,286
                                                                        -------    -------

    Cash and cash equivalents at end of period ......................   $ 1,893    $ 1,366
                                                                         =======    =======

The  accompanying  notes are an integral  part of these  condensed  consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


These financial statements include the operations of eResource Capital Group, Inc. ("RCG") and its subsidiaries (collectively the "Company"). At December 31, 2002, the Company operated businesses in the aviation travel services, home technology, technology solutions and telecommunications call center segments in the United States. In October 2001, the Company changed its name from flightserv.com, Inc. to eResource Capital Group, Inc. to better reflect its plan to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel, entertainment and technology services sectors. Prior to that time, the Company was engaged in the development of its private aviation business and limited commercial real estate activities.

The Company's consolidated financial statements include the assets and liabilities and results of operations of RCG and each business acquired by RCG from the date of its acquisition through December 31, 2002. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of December 31, 2002 and of the results of operations for the periods presented have been included. The financial data at June 30, 2002 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

The Company experienced net losses in recent fiscal years and a net loss of $681,000 during the six months ended December 31, 2002. The Company used cash of $560,000 in operations during the six months ended December 31, 2002. The raising of equity financing and the sales of investments, as well as the sale of its subsidiary LST, Inc., as more fully described below, partially offset this cash loss. At December 31, 2002, the Company had cash and cash equivalents of $1,893,000 and investments of $470,000.

The Company's significant working capital deficit is due primarily to $2,282,000 of current debt, of which $1,867,000 is due in the quarter ended September 30, 2003 and $214,000 is due on demand. As of December 31, 2002, the Company had a commitment for $615,000 of additional funding from a private investor to draw upon throughout the remainder of its fiscal 2003, however, this availability and expected operating cash flows is not sufficient to meet obligations currently due in the next 12 months. $80,000 of this amount was drawn upon during January and February 2003, leaving a remaining commitment of $535,000. During January 2003 the Company secured a loan in the amount of $250,000. Also, on January 31, 2003 the Company contracted with one accredited investor to sell up to 196,641 shares of restricted LFSI stock at $2.00 per share. The agreement noted the closing may occur in traunches but shall be no later than March 31, 2003, unless extended uon mutual written consent. There can be no assurance that such closing will actually take place.

The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments in August 2003 totaling approximately $1.9 million. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI restricted stock, (iv) the investor is not able to meet its funding obligation to the Company, or (v) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current stockholders will be diluted.

On September 5, 2002 the Company closed the sale (the "LFSI Transaction") of its subsidiary LST, Inc. ("LST") to Lifestyle Innovations, Inc. ("LFSI"). LFSI is a fully reporting company whose common stock is publicly traded on the over the counter market. Pursuant to this transaction, LST became a wholly-owned subsidiary of LFSI and the Company received 16,000,000 shares of LFSI restricted common stock, which represented approximately 79% of the outstanding stock of LFSI at the closing date. LFSI agreed to complete a registration statement within 90 days of closing (the "Triggering Date") to register the shares of LFSI common stock received by the Company in the LFSI Transaction. LFSI issued an option to the Company for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the Triggering Date. Such option was exercisable only if the registration statement was not filed by the Triggering Date. As a result of the potential acquisition of FutureSmart Systems, Inc. by LFSI (See Note 13), the Company and LFSI have agreed to extend the deadline for the registration statement to May 31, 2003, or a later date consistent with any registration rights associated with the potential acquisition of FutureSmart, or as the parties mutually agree. The registration statement has not been completed and therefore the LFSI common stock held by the Company remains restricted. The transaction added approximately $320,000 of cash, $50,000 of which was received in fiscal 2002, and $65,000 of other assets to the existing assets of LST. Additionally, in September 2002 and subsequent to the closing of the LFSI Transaction, LFSI received approximately an additional $412,000 in equity funding from its private placement.

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

The Company's aviation travel services business owns 50% of Flightfuel, Inc. ("Flightfuel"), which was created in November 2002 to perform fuel management services to a select group of clients. Flightfuel negotiates directly with suppliers and other providers of aviation fuel on behalf of their clients and arranges for fueling of the clients charter aircraft at both domestic and international destinations. Flightfuel charges a per gallon agency fee for their services. Flightfuel purchases the fuel on behalf of the client, coordinates with ground fueling agents, remits funds to the suppliers and ground handlers and invoices the client. Currently, Flightfuel clients include the Company's aviation travel services business and Southeast Airlines. The Company's investment in Flightfuel is accounted for using the equity method of accounting. The Company records its investment in Flightfuel on the condensed consolidated balance sheet in "Deferred costs and other assets" and its share of Flightfuel's earnings, net of taxes, as "Other (income) on the condensed consolidated statements of operations. The Company's investment Flightfuel at December 31, 2002 was $6,000. The Company's share of Flightfuel's earnings for the quarter ended December 31, 2002 was $1,000.

CASH AND CASH EQUIVALENTS

The Company classifies as cash equivalents any investments that can be readily converted to cash and have an original maturity of less than three months. The Company also classifies as cash equivalents deposits received from customers of its aviation travel services business for travel not yet taken. Such deposits are generally received two weeks prior to the scheduled departure. At times cash and cash equivalent balances at a limited number of banks and financial institutions may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

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

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

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

During the three months ended December 31, 2002, sales to Vacation Express Inc. ("Vacation Express") and Suntrips, Inc. ("Suntrips"), both subsidiaries of MyTravel Group, plc ("MyTravel Group"), customers of the Company's aviation travel services business, represented 70% of the Company's consolidated revenue. For the six-months then ended, sales to these customers represented 70% of the Company's consolidated revenue. The Vacation Express and Suntrips programs are three year programs with termination dates of December 30, 2004 and June 30, 2005, respectively. The Vactaion Express contract allows for a three year externsion based on the mutual consent of both parties and the Suntrips contract allows for two consecutive one year renewals at the option of Suntrips. For the three months ended December 31, 2001, sales to Vacation Express and Aviation Network Services, also a customer of the Company's aviation travel services business, represented 39% and 20%, respectively, of the Company's consolidated revenue. For the six-months then ended, sales to these customers represented 40% and 21%, respectively, of the Company's consolidated revenue.

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

Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with Statement of Financial Accounting Standards ("FAS") No. 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. Unrealized losses for the three months and six months ended December 31, 2002 aggregated $34,000 and $67,000, respectively, versus $146,000 and $357,000 for the three and six months ended December 31, 2001, respectively.

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

In September 2002, the Company acquired the assets of eGolf.com, an internet web site specializing in the retail sales of golf equipment, which resulted in the recording of $75,000 in goodwill.

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

Technology Solutions

Revenue from website development projects is recognized on a percentage of completion basis for fixed fee contracts, based on the ratio of costs incurred to total estimated costs for individual projects. Revenue is recognized as services are performed for time and material contracts at the applicable billing rates.

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

Revenue from e-commerce sales or sales of hardware and software is recognized upon passage of title of the related goods to the customer.

NET LOSS PER SHARE

The Company computes net loss per share in accordance with FAS No. 128, "Earnings per Share" which requires dual presentations of basic and diluted earnings per share.

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 4,191,772 and 3,785,117 shares of Common Stock were outstanding at December 31, 2002 and 2001, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share for the three and six months ended December 31, 2002 and 2001 as the impact would have been anti-dilutive.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense aggregated $79,000 and $61,000 for the three months ended December 31, 2002 and 2001, respectively, and $153,000 and $181,000 for the six months ended December 31, 2002 and 2001, respectively.

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

As discussed above, during the quarter ended December 31, 2002, the Company's aviation travel services business invested in Flightfuel as a 50% owner.

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

The Company's home technology business is a full service home technology integration company providing builders, homeowners, and commercial customers with complete installation and equipment for structured wiring, security, personal computer networking, audio, video, home theater, central vacuum and accent lighting. The home technology business has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service, broadband and security). The Company launched a national franchising program in the fourth quarter of fiscal 2001 and sold 14 franchises in fiscal 2002. The Company has sold one franchise during fiscal 2003. The Company also owns and operates locations in the Charlotte, NC and Atlanta, GA markets.

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

In December 2002, the Company's aviation travel services business assumed operational responsibility of the call center operations located in Pensacola FL. Investments have been made in new reservations software, related computer equipment, and additional employees in preparation for increased call volumes associated with the Company's Interstate Jet program. In addition, call volumes associated with the Southeast Airlines "Club 59" program have increased due to Southeast shifting a higher percentage of "overflow" call to the call center further increasing staffing requirements.

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

NOTE 3.  INVESTMENTS

Investments consist of the following (in thousands):

                                      December 31, 2002                  June 30, 2002
                                      -----------------                  -------------
                                           Net                               Net
                                        Unrealized   Fair                 Unrealized    Fair
                               Cost      (Loss)      Value       Cost       (Loss)      Value
                              -----      -----      ------      -----      ------       -----

Equity securities .....      $ 664       $(254)      $ 410      $ 712       $ (51)      $ 661
Certificates of deposit         26        --            26         52        --            52
                             -----       -----       -----      -----       -----       -----

                             $ 690       $(254)      $ 436      $ 764       $ (51)      $ 713
                             =====       =====                  =====       =====
Stock purchase warrants                                 34                                101
                                                     -----                              -----

                                                     $ 470                              $ 814
                                                     =====                              =====


The Company's certificate of deposit at December 31, 2002 is pledged as collateral security for the Company's letter of credit for a trade credit line. As of December 31, 2002, $300,000 of the Company's equity securities relate to a privately held company that provides high speed internet access to the hotel industry. The president of the Company's aviation travel services business is a director and shareholder of this company.

The net unrealized loss on equity securities included $0 and $45,000 of gross unrealized accumulated gains at December 31, 2002 and June 30, 2002, respectively.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                      December 31,   June 30,
                                         2002          2002
                                         ----          ----

Land, buildings and improvements          317           382
Furniture and fixtures .........          411           430
Computers and office equipment .        1,265         1,155
Software .......................          345           252
Showroom (home technology) .....          133           102
Vehicles (home technology) .....           12            12
                                      -------       -------
                                        2,483         2,333
Accumulated depreciation .......       (1,066)         (861)
                                      -------       -------
                                      $ 1,417       $ 1,472
                                      =======       =======

NOTE 5.  NOTES PAYABLE

Notes payable consists of the following (in thousands):
                                                                                                   December 31,          June 30,
                                                                                                      2002                 2002
                                                                                                       ----                 ----
Note payable - due on demand bearing interest at the prime rate plus 1.0% and
 secured by assets pledged by an  affiliate of the Company                                         $      100              $  100
Note payable - due on demand bearing interest at 10% and secured by certain real estate                    34                 -
Note payable - unsecured and due on demand                                                                  5                  55
Note payable - due on demand bearing interest at 8% and unsecured                                          75                 -
Note payables - due in August 2003 with interest imputed at 8% and unsecured (1)                          268                 413
Note payables - due in August 2003 with interest imputed at 8% and unsecured                               50                  50
Note payable - due in August 2003 with interest at 10% and collateralized by certain home                 300                 300
 technology assets (1)
Note payables - due in August 2003 with interest at 12% and unsecured                                     382                 382
Note payable - due in August 2003 with interest at 10% and unsecured (1)                                  200                 200
Note payable - due in August 2003 with interest at 12% and collateralized by certain home
  technology accounts receivable and inventory (2)                                                        650                 650
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005, interest
   payable at 8% and collateralized by home technology accounts receivable                                199                 217
Capital lease obligation at 12% due in monthly installments of $710 through September 2004                  8                  11
Capital lease obligation at 8.5%  due in monthly installments of $1,007 through November 2005              31                 -
Mortgage payable to a bank in monthly installments of $1,751, including interest at 7.96% through June 2006  and collateralized by the assets of the internet/technology
 solutions business                                                                                        65                 179
Note payable - $150,000 due December 31, 2003 and $600,000 due December 31, 2004 with interest at 12% and collateralized  by certain aviation travel service  business assets,  less
 discount of $63,000                                                                                      687                 704
                                                                                                  ------------            -------
    (3)
                                                                                                        3,054               3,261
Less current maturities, including demand notes                                                        (2,282)               (407)
                                                                                                  ------------            --------
Long-term portion                                                                                  $      772              $2,854
                                                                                                  ============            =======

(1) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the ten days immediately preceeding the conversion date.
(2) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.
(3) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions.




NOTE 6.  INCOME TAXES

As of December 31, 2002, the Company had approximately $38 million of net operating loss carry forwards ("NOLs") for federal income tax purposes, which expire between 2019 through 2022. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to the substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOLs could be limited.

In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company's 1996 and 1997 tax returns and one of its subsidiary's 1994 and 1995 tax returns, which the Company has appealed. At December 31, 2002 and June 30, 2002, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 7.  COMMON STOCK AND PAID IN CAPITAL

In the quarter ended December 31, 2002, the Company issued 89,554 shares of restricted Common Stock in payment of certain services.

In the quarter ended December 31, 2002, the Company terminated an agreement with a service provider. The Company had granted warrants to the service provider that vested over a year resulting in additional paid-in capital of $98,000. Upon the cancellation of the agreement, the Company reversed the unvested warrants resulting in a reduction of additional paid-in capital of $45,000.

In the quarter ended September 30, 2002, the Company issued an aggregate of 177,143 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $0.70 per share. In fiscal 2002 the Company issued an aggregate of 1,251,429 shares of restricted Common Stock in connection with this private placement at $0.70 per share. Through December 31, 2002, the total proceeds raised in this private placement were $977,500 net of direct expenses.

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

The following table summarizes the outstanding options at December 31, 2002 and June 30, 2002:

                 December 31, 2002                             June 30, 2002
                -----------------                              -------------
                                         Vesting                                          Vesting
                Exercise       Term      Period                    Exercise     Term      Period
     Shares      Price       (Years)    (Months)      Shares        Price      (Years)    (Months)
     -------    ------       -------     --------     -------       ------     -------    --------

    580,000   $   0.55         10         12
    350,000       0.75          7         48
      3,000       1.15          7         48
     87,857       1.26         10 *       48 *        87,857    $    1.26         10 *      48 *
    436,428    1.75 to 1.96    10      12 to 48      479,286     1.75 to 1.96     10      12 to 48
    242,857       4.90         10         12         328,571         4.90         10        12
    142,857       5.25         10         --         142,857         5.25         10        --
      6,477       5.46         10         18           8,328         5.46         10        18
     35,714       5.88         10      36 to 42       35,714         5.88         10      36 to 42
     63,350       5.95         10      12 to 38       96,476         5.95         10      12 to 38
     10,000       6.65         10      12 to 46       38,571         6.65         10      12 to 46
     14,286       7.00         10         46          14,286         7.00         10        46
     71,429      10.08         10         --          71,429        10.08         10        --
     17,857      21.00         10         --          17,857        21.00         10        --
------------                                      ------------
  2,062,112                                        1,321,232
============                                      ===========


Of the options outstanding at December 31, 2002, 1,016,457 are exercisable.

The following table summarizes the outstanding warrants at December 31, 2002 and June 30, 2002:

                    December 31,2002                                            June 30, 2002
                    ----------------                                            -------------
                       Exercise       Term                                         Exercise      Term
     Shares             Price       (Months)                      Shares            Price       (Months)
     ------             -----       --------                      ------            -----       --------

    793,768           $ 0.28          54                          793,768          $ 0.28           54
     37,500         1.05 to 1.75      36                          150,000        1.05 to 1.75       36
     42,857             2.45          36                           42,857            2.45           36
     57,143             3.50         120                           57,143            3.50          120
    679,106             5.25         120                          679,106            5.25          120
     14,286             5.67          48                           14,286            5.67           48
      1,429             7.00          --                            1,429            7.00           --
      7,143             7.70          36                            7,143            7.70           36
     96,428            12.25          --                           96,428           12.25           --
     82,143            21.00           *                           82,143           21.00           *
    517,857            28.00         120*                         517,857           28.00          120*
------------                                                   -----------
  2,329,660                                                     2,442,160
============                                                    ==========

* All of the $21.00 warrants and 82,143 of the $28.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

All of the warrants issued by the Company are exercisable, except for 8,333 with an exercise price of $5.67 that vest over 3 years and 7,143 with an exercise price of $12.25 that vest upon the holder meeting the requirements of a capital raise commitment.

On June 26, 2000, the Company entered into a series of agreements with a supplier of technical, marketing and programming services for the provision of services related to the development of its Private Seats(TM) program. These agreements provided that the supplier was to vest in warrants to purchase a combined total of 793,768 shares of the Company's Common Stock at $0.28 per share, which are reflected in the warrant table above. The vesting dates related to these warrants were December 31, 2000, 2001 and 2002. Due to the termination of its Private Seats(TM) program, during fiscal 2001, the Company expensed $5.2 million in connection with these warrants. The Company has questioned whether the supplier has actually vested in the warrants due to the fact that the program was terminated and the supplier was not required to perform the services among other considerations. The Company is presently in negotiations with this supplier to terminate these agreements and eliminate the related warrants. At this time, the Company cannot predict what the outcome of these negotiations will be.

NOTE 9:  GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

Following is a summary of the Company's general and administrative expenses (in thousands):
                                    Three months ended December 31, Six months ended December 31,
                                    ------------------------------  ----------------------------
                                         2002          2001            2002            2001
                                         ----          ----            ----            ----

Compensation expense ........          $1,178          $  932          $2,299          $2,152
Legal and professional fees .              84              77             278             250
Public and investor relations              24              17              47              74
Marketing and advertising ...              79              61             153             181
Rent expense ................             134             154             278             328
Insurance ...................              61              97             119             196
Telecommunications ..........             110              79             179             179
Office and printing expense .             109              57             221             161
Travel and entertainment ....             101              73             202             141
Other .......................              67             156             163             269
                                       ------          ------          ------          ------
                                       $1,947          $1,703          $3,939          $3,931
                                       ======          ======          ======          ======

NOTE 10. RELATED PARTY TRANSACTIONS

Amounts due to affiliates consisted of the following (in thousands):

                                                    December 31,    June 30,
                                                       2002          2002
                                                       ----          ----

Note payable to Mr. Pruitt ..................          $ 11            11
Advance payable to Mr. Pruitt ...............            25            25
Note payable to a company owned by Mr. Pruitt            35           108
Advance payable to Mr. Gordon ...............            15           --
                                                       ----          ----
                                                       $ 86          $144
                                                       ====          ====



The note payable to Mr. Pruitt indicated in the above table bears interest at 12% per annum and is due on demand. The advance payable to Mr. Pruitt and notes payable to the company owned by Mr. Pruitt bear imputed interest at 8% and are due on demand.

Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for the Company's home technology business. At December 31, 2002, the balance outstanding on this bank facility was $100,000.

Mr. Pruitt is also a minority investor in a company that he is a director of that has purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina, and in another company that is a franchisee of the Company's home technology business in three locations in the state of Maryland. The franchise locations in South Carolina owed the Company and its subsidiaries $139,000 and $107,000 at December 31, 2002 and June 30, 2002. The franchise locations in Maryland owed the Company and its subsidiaries $12,000 and $16,000 at December 31, 2002 and June 30, 2002.

As noted in Note 3 above, the Company owns an equity interest in a privately held company in which the president of the Company's aviation travel services business is a director and shareholder. Avenel Ventures owned this equity interest prior to being acquired by the Company.

Paul B. Johnson, a previous director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market. In addition, Mr. Johnson was named Chief Executive Officer and a board member of Lifestyle Innovations, Inc., which acquired the Company's home technology business in September 2002 as further described in Note 2 to these financial statements. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. The Dallas franchise location owed the Company and its subsidiaries $98,000 and $14,000 at December 31, 2002 and June 30, 2002.

During fiscal 2002, Glenn Barrett resigned as President of Lifestyle and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $265,000 and $235,000 at December 31, 2002 and June 30, 2002, respectively.

During fiscal 2002, G. David Gordon, an RCG shareholder, and a company in which he is the president and a shareholder, loaned the Company and its subsidiaries $1,144,000 at interest rates of 8% to 12%. At December 31, 2002 and June 30, 2002, total debt outstanding to Mr. Gordon and this company was $1,450,000 and $1,500,000, respectively. During the quarter ended December 31, 2002, Mr. Gordon advanced $15,000 to the Company. This amount is payable upon demand. Mr. Gordon has an ownership interest in eight of the Company's home technology business franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000, and acts as special legal counsel to the Company from time to time. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt as discussed, the Dallas market along with Mr. Johnson, and four additional markets in Houston, Tx, Raleigh, NC, Wilmington, NC and Greensboro, NC. These four additional markets owed the Company and its subsidiaries $112,000 and $167,000 at December 31, 2002 and June 30, 2002.

NOTE 11.  BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands):

Three months ended December 31, 2002:
                                                           Aviation
                                                           Travel         Call     Technology    Home
                                                           Services      Center    Solutions  Technology   Corporate   Total
                                                           --------      ------    ---------  ----------   ---------   -----
Revenue ................................................   $ 13,718    $     14    $  2,486    $    558    $   --      $ 16,776
Income (loss) from continuing operations ...............        183         (85)        (80)       (376)       (173)       (531)
Identifiable assets ....................................      4,963          58      10,439      10,350       1,582      27,392
Capital expenditures ...................................        117          12          24           8        --           161
Depreciation and amortization ..........................          7          18          63          38           2         128

Three months ended December 31, 2001:
                                                           Aviation
                                                           Travel         Call     Technology    Home
                                                           Services      Center    Solutions  Technology   Corporate   Total
--------------------------------------------------------   --------    --------    --------    --------    --------    --------
Revenue ................................................   $  4,311    $     16    $  1,795    $    994    $     48    $  7,164
Income (loss) from continuing operations ...............         23         (26)       (168)          7        (670)       (834)
Identifiable assets ....................................      3,116         291      10,353      10,280       2,617      26,657
Capital expenditures ...................................          6        --          --            41        --            47
Depreciation and amortization ..........................         11           4          57          21           4          97

Six months ended December 31, 2002:
                                                           Aviation
                                                           Travel         Call     Technology    Home
                                                           Services      Center    Solutions  Technology   Corporate   Total
--------------------------------------------------------   --------    --------    --------    --------    --------    --------
Revenue ................................................   $ 28,778    $     23    $  5,705    $  1,098    $   --      $ 35,604
Income (loss) from continuing operations ...............        853        (127)       (107)       (884)       (416)       (681)
Identifiable assets ....................................      4,963          58      10,439      10,350       1,582      27,392
Capital expenditures ...................................        119          13          63          42        --           237
Depreciation and amortization ..........................         21          22         122          64           6         235

Six months ended December 31, 2001:
                                                           Aviation
                                                           Travel         Call     Technology    Home
                                                           Services      Center    Solutions  Technology   Corporate   Total
--------------------------------------------------------   --------    --------    --------    --------    --------    --------
Revenue ................................................   $ 10,353    $     36    $  4,565    $  1,738    $     78    $ 16,770
Income (loss) from continuing operations ...............       (942)        (71)       (506)       (301)     (1,339)     (3,159)
Identifiable assets ....................................      3,116         291      10,353      10,280       2,617      26,657
Capital expenditures ...................................          6        --            55         110        --           171
Depreciation and amortization ..........................         22           9         112          37           4         184


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

Guarantee Obligation

The Company's aviation travel services business (the "Aviation Business") has certain guarantees outstanding with an airline provider that indicate if the Aviation Business does not utilize a minimum number of hours during each program year, then the Aviation Business would be required to pay the shortage to the provider. The Aviation Business has a similar arrangement with Vacation Express whereby Vacation Express has guaranteed a certain number of travel hours to the Aviation Business. The parties are in the process of preparing and reviewing certain items that the Aviation Business believes are due to offset the guarantee due the airline provider for the first contractual year end. In the event the parties cannot agree on the guarantee amount, the contract calls for disputes of this nature to be arbitrated.

The Aviation Business does not anticipate incurring a net loss on these guarantees and has not accrued any such loss on its balance sheet as of December 31, 2002. In the event there is a shortfall in the Aviation Business's guarantee to the airline provider, then Vacation Express will be obligated to compensate the Aviation Business for similar shortfalls exceeding the amount due to the airline provider.

NOTE 13. LETTER OF INTENT

On November 27, 2002 LFSI executed a non-binding Letter of Intent ("LOI") to acquire FutureSmart Systems, Inc. ("FutureSmart"), a privately held Delaware corporation. The LOI was amended on January 15, 2003, primarily to extend the Closing Date to February 15, 2003. FutureSmart is a manufacturer of structured wiring and home networking systems. FutureSmart develops and distributes home technology products designed to meet the current and future needs of homeowners for computer networking, audio/video distribution and home automation. Their products include: distribution panels, computer networking components, security systems, telephone distribution systems, and wiring for home technologies. A condition to closing is that LFSI obtain financing for delivery to FutureSmart. LFSI is currently attempting to raise such financing and there can be no assurance that such financing will be raised or that the acquisition will be consummated.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table summarizes results of operations for the three and six months ended December 31, 2002 and 2001 (in thousands):

                                                           Three Months Ended       Three Months Ended
                                                            December 31, 2002         December 31, 2001
                                                          ----------------------   --------------------
                                                                       % of                       % of
                                                                       Revenue                  Revenue
                                                                       -------                  -------
Revenue:
Services ............................................   $ 14,064       83.8%      $  5,026       70.2%
Product sales .......................................      2,712       16.2%         2,138       29.8%
                                                        --------       -----       --------      -----
       Total revenue ................................     16,776      100.0%         7,164      100.0%
                                                        --------       -----       --------      -----
Cost of revenue:
Services ............................................     13,024       77.6%         4,228       59.0%
Product sales .......................................      2,342       14.0%         1,698       23.7%
                                                        --------       -----       --------      -----
       Total cost of revenue ........................     15,366       91.6%         5,926       82.7%
                                                        --------       -----       --------      -----

       Gross profit .................................      1,410        8.4%         1,238       17.3%
                                                        --------       -----       --------      -----
Selling, general and administrative expenses -
compensation
    related to issuance of stock options and warrants         31        0.2%            12        0.2%
Selling, general and administrative expenses - other       1,947       11.6%         1,703       23.8%
Provision for bad debts .............................          2        0.0%             7        0.1%
Depreciation and amortization .......................        128        0.8%            97        1.4%
                                                        --------       -----       --------      -----
       Operating costs and expenses .................      2,108       12.6%         1,819       25.4%
                                                        --------       -----       --------      -----

       Operating loss ...............................       (698)      -4.2%          (581)      -8.1%
Interest expense, net ...............................         94        0.6%            84        1.2%
(Gain) loss on investments, net .....................       (179)      -1.1%           169        2.4%
Loss on disposal of assets ..........................         30        0.2%            --        0.0%
Other (income) ......................................         (3)       0.0%            --        0.0%
Minority interest ...................................       (109)      -0.6%            --        0.0%
                                                         --------      -----       --------      -----

       Loss from continuing operations ..............       (531)      -3.2%          (834)     -11.6%
Gain on disposal of discontinued operations .........       --          0.0%            --        0.0%
                                                         --------      -----       --------      -----
       Loss before cumulative effect of change in
       accounting
            principle ...............................       (531)      -3.2%          (834)      -11.6%
Cumulative effect of change in accounting principle .       --          0.0%            --         0.0%
                                                         --------      -----        -------       -----

Net loss ............................................   $   (531)      -3.2%    $     (834)      -11.6%
                                                         ========      =====         ========     =====
(Continued on next page)



                                                           Six Months Ended           Six Months Ended
                                                            December 31, 2002         December 31, 2001
                                                          ----------------------   --------------------
                                                                       % of                       % of
                                                                       Revenue                  Revenue
                                                                       -------                  -------
Revenue:
Services ............................................   $ 29,425       82.6%      $ 11,701       69.8%
Product sales .......................................      6,179       17.4%         5,069       30.2%
                                                        --------       -----       --------      -----
       Total revenue ................................     35,604      100.0%        16,770      100.0%
                                                        --------       -----       --------      -----
Cost of revenue:
Services ............................................     27,210       76.4%        11,268       67.2%
Product sales .......................................      5,388       15.1%         4,166       24.8%
                                                        --------       -----       --------      -----
       Total cost of revenue ........................     32,598       91.6%        15,434       92.0%
                                                        --------       -----       --------      -----

       Gross profit .................................      3,006        8.4%         1,336        8.0%
                                                        --------       -----       --------      -----
Selling, general and administrative expenses -
compensation
    related to issuance of stock options and warrants         64        0.2%            12        0.1%
Selling, general and administrative expenses - other       3,939       11.1%         3,931       23.4%
Provision for bad debts .............................          6        0.0%            66        0.4%
Depreciation and amortization .......................        235        0.7%           184        1.1%
                                                        --------       -----       --------      -----
       Operating costs and expenses .................      4,244       11.9%         4,193       25.0%
                                                        --------       -----       --------      -----

       Operating loss ...............................     (1,238)      -3.5%        (2,857)     -17.0%

Interest expense, net ...............................        196        0.6%            93        0.6%
(Gain) loss on investments, net .....................       (354)      -1.0%           380        2.3%
Loss on disposal of assets ..........................         30        0.1%          (171)      -1.0%
Other (income) ......................................       (266)      -0.7%            --        0.0%
Minority interest ...................................       (163)      -0.5%            --        0.0%
                                                         --------      -----       --------      -----

       Loss from continuing operations ..............       (681)      -1.9%        (3,159)     -18.8%
Gain on disposal of discontinued operations .........         --        0.0%           576        3.4%
                                                         --------      -----       --------      -----
       Loss before cumulative effect of change in
       accounting
            principle ...............................       (681)      -1.9%        (2,583)     -15.4%
Cumulative effect of change in accounting principle .         --        0.0%          (693)      -4.1%
                                                         --------      -----        -------       -----

Net loss ............................................   $   (681)      -1.9%      $ (3,276)     -19.5%
                                                         ========      =====        ========     =====


The Company's revenues in the three and six months ended December 31, 2002 were $16,776,000 and $35,604,000, respectively, compared to $7,164,000 and
$16,770,000, respectively, in the same periods a year ago. The increase in the current period is due to the aviation travel services expanded charter aviation business as well as the technology solutions expanded sales activity in the computer software business. These increases were partially offset by the decrease in revenues from the home technology business due to a reduction in the sale of franchises from seven for the six months ended December 31, 2001 to one for the six months ended December 31, 2002 and a focused reduction of business with certain unprofitable customers, partially offset by increased revenues from franchise royalties.
During the three months ended December 31, 2002, sales to Vacation Express and Suntrips, customers of the Company's aviation travel services business, represented 70% of the Company's consolidated revenue. For the six-months then ended, sales to these customers represented 70% of the Company's consolidated revenue. The Vacation Express and Suntrips programs are three year programs with termination dates of December 30, 2004 and June 30, 2005, respectively. For the three months ended December 31, 2001, sales to Vacation Express and Aviation Network Services, also a customer of the Company's aviation travel services business, represented 39% and 20%, respectively, of the Company's consolidated revenue. For the six-months then ended, sales to these customers represented 40% and 21%, respectively, of the Company's consolidated revenue.

Gross profit in the three and six months ended December 31, 2002 was $1,410,000 and $3,006,000, respectively, compared to $1,238,000 and $1,336,000, respectively, in the same periods a year ago. The increases in the current period are primarily due to the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit. The Company reported an 8.4% overall gross margin in the quarter ended December 31, 2002 compared to 17.3% in the same period a year ago. The decrease in gross margin percentage is primarily due to the aviation travel services division, which operates at lower gross margin percentages than the Company's other business segments, representing 82% of the Company's revenues during the three months ended December 31, 2002, compared to 60% a year ago, while the technology solutions division, which operated at margins of 25% in the prior year quarter, represented 25% of the Company's consolidated revenues in the prior year. The Company reported an 8.4% overall gross margin during the six months ended December 31, 2002 compared to 8.0% in the same period a year ago. The increase in margin was due to an increase in revenues from the Vacation Express program which operated at a gross margin of approximately 12%, as well as the termination of the unprofitable jet shuttle business.

In the three and six months ended December 31, 2002, the Company reported $31,000 and $64,000, respectively, of non-cash expense related to the issuance of options and warrants. The Company incurred $12,000 of such expense in the three and six months ended December 31, 2001.

Selling, general and administrative expenses-other in the three and six months ended December 31, 2002 was $1,947,000 and $3,939,000, respectively, compared to $1,703,000 and $3,931,000, respectively, in the comparable periods a year ago. The increase in current year quarter is primarily due to an increase in compensation expense of approximately $246,000. This increase was primarily due to aviation travel services business having an increase in headcount as a result of an increased revenue base resulting from the Vacation Express contract which began on December 20, 2001. The prior year compensation expense for the aviation travel services business was also reduced from a normal level due to the events of September 11, 2001, as employees voluntarily reduced their wages due to the slowdown in business.

Provision for bad debts in the three and six months ended December 31, 2002 was $2,000 and $6,000, respectively, compared to $7,000 and $66,000, respectively, in the comparable periods a year ago. The prior year amount was primarily the result of a bad debt incurred in the Company's technology solutions business.

The Company's depreciation and amortization expense in the three and six months ended December 31, 2002 was $128,000 and $235,000, respectively, compared to $97,000 and $184,000, respectively, in the same periods a year ago. The increase is due to depreciation of fixed asset additions.

In the three and six months ended December 31, 2002, the Company incurred $94,000 and $196,000, respectively, of net interest expense, compared to $84,000 and $93,000, respectively. The increase was due to the Company's debt portfolio which increased from approximately $690,000 at June 30, 2001 to $3,054,000 at December 31, 2002.

In the three and six months ended December 31, 2002, the Company recorded net gains on investments of $179,000 and $354,000, respectively, of which $233,000 and $441,000, respectively, relate to Company's sale in the corresponding periods of LFSI restricted stock obtained in the LFSI Transaction. In September 2002, the Company completed the private sale of 125,000 shares of LFSI restricted common stock to a private investor. The Company sold these shares at $2.00 per share and received $250,000 in proceeds as a result of this sale. $150,000 of the proceeds was received in September 2002 with the balance being received in October 2002. During the three months ended December 31, 2002 the Company completed the private sales of an additional 60,000 shares of the LFSI restricted stock to the same private investor. These shares were also sold for $2.00 per share, resulting in proceeds to the Company of $120,000. During the quarter ended December 31, 2002 the Company issued 78,359 shares of the LFSI restricted stock to a debt holder of the Company in satisfaction of outstanding principal and interest totaling $156,718. The net gain on all investment activity during the three and six months ended December 31, 2002 is net of losses of approximately $34,000 and $67,000, respectively, related to non-cash market adjustments of common stock purchase warrants. For the three and six months ended December 31, 2001, the Company recognized a net loss on investments of $169,000 and $380,000, respectively. The results for the six months ended December 31, 2001 also include a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises.

In the quarter ended September 30, 2002, the Company's aviation travel services business received $263,000 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. This amount is recorded as other income in the consolidated statements of operations.

Minority interest represents the minority shareholders' share of losses of LFSI for the three and six months ended December 31, 2002.

The Company realized a gain of $576,000 on the sale of its discontinued commercial real estate business in the six months ended December 31, 2001.

In the quarter ended September 30, 2001, the Company recorded the cumulative effect of a change in accounting principle of $693,000, increasing the Company's reported net loss, as a result of its implementation of FAS 142. This adjustment was recorded as of July 1, 2001.

Continuing Operations of Business Segments

The following table summarizes results of continuing operations by business segment for the three and six months ended December 31, 2002 and 2001 (in thousands):

                               Three Months Ended December 31, 2002     Three Months Ended December 31, 2001
                               ------------------------------------     ------------------------------------

                                                Gross         Income                 Gross        Income
                                    Revenue     Profit        (Loss)     Revenues    Profit       (Loss)
                                    -------     ------       ------      --------    ------        ------
Aviation Travel Services .....     $13,718     $   808      $   183      $ 4,311     $   236      $    23
Telecommunications Call Center          14          14          (85)          16          16          (26)
Home Technology ..............         558         349         (376)         994         481            7
Technology Solutions .........       2,486         239          (80)       1,795         457         (168)
Corporate ....................        --          --           (173)          48          48         (670)
                                   -------     -------      -------      -------     -------      -------

                                   $16,776     $ 1,410      $  (531)     $ 7,164     $ 1,238      $  (834)
                                   =======     =======      =======      =======     =======      =======

                                   Six Months Ended December 31, 2002     Six Months Ended December 31, 2001
                                   ------------------------------------  ------------------------------------

                                                Gross         Income                 Gross        Income
                                    Revenue     Profit        (Loss)     Revenues    Profit       (Loss)
                                    -------     ------       ------      --------    ------        ------


Aviation Travel Services .....     $ 28,778   $  1,795      $    853      $ 10,353   $   (464)     $   (942)
Telecommunications Call Center           23         24          (127)           36         36           (71)
Home Technology ..............        1,098        765          (884)        1,738        633          (301)
Technology Solutions .........        5,705        422          (107)        4,565      1,053          (506)
Corporate ....................         --         --            (416)           78         78        (1,339)
                                   --------   --------      --------      --------   --------      --------
                                   $ 35,604   $  3,006      $   (681)     $ 16,770     $  1,336    $ (3,159)
                                   ========   ========      ========      ========     ========     ========


Aviation Travel Services

The Company's aviation travel services business revenues in the three and six months ended December 31, 2002 were $13,718,000 and $28,778,000, respectively, compared to $4,311,000 and $10,353,000, respectively, in the same periods a year ago. The increase in revenues is due primarily to the Company's expanded charter aviation business as a result of the commencement of the Company's hub operation in Sanford, FL in conjunction with Vacation Express. The Vacation Express program covered from four to six cities during the six months ended December 31, 2002 compared to two cities in the same period a year ago. Due in part to the slowdown and uncertainty in the economy in general, and in the air travel industry in particular, the Sanford, FL Hub operation was reduced between August 2002 and December 2002 from six planes to four. Total revenues with Vacation Express were $6,404,000 and $13,830,000, respectively, in the three and six months ended December 31, 2002 compared to $2,797,000 and $6,796,000, respectively, in the same periods a year ago. The Vacation Express program is a three-year contract with a termination date of December 20, 2004. The contract allows for a three year extension based on the mutual consent of both parties. During July 2002, the Company launched a program with Suntrips which provides service between several western cities and destinations in Mexico. The Company recognized revenues of $5,352,000 and $10,922,000, respectively, from this program during the three and six months ended December 31, 2002. The Suntrips program is a three-year contract with a termination date of June 30, 2005. The contract allows for two consecutive one year renewals at the option of Suntrips. The Company intends to pursue an extension of both programs, however, there can be no assurance that such extensions will occur. Other new flight programs included charter service for the Trump Marina and Plaza casinos in Atlantic City, NJ, and a program with Turismo tours with charter service from Orlando to San Juan. These programs generated $461,000 and $250,000, respectively, in revenues during the quarter ended December 31, 2002. The Trump program is contracted through April 2003 and the Company has submitted a proposal to extend the program for two years. The Turismo program is an annual two-month program that runs during December and January.

Gross profit for the Company's aviation travel services business in the three and six months ended December 31, 2002 was $808,000 and $1,795,000, respectively, compared to a gross profit (deficit) of $236,000 and $(464,000), respectively, in the same periods a year ago. This business generated income of $183,000 and $853,000, respectively, for the three and six months ended December 31, 2002 compared to income (loss) of $23,000 and $(942,000), respectively, in the same periods a year ago. The improved results were due primarily to the Company's expanded hub operation in Sanford, FL as well as the receipt of $263,000 in the quarter ended September 30, 2002 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. Also, the prior year periods were adversely affected by losses incurred on a jet shuttle business, which operated at a gross margin deficit.

Home Technology

The Company's home technology business represents the activities of LFSI. The Company is a majority owner of LFSI and consolidates the business while recording minority interests for the percentage of income and equity of LFSI owned by other shareholders.

This business recorded revenues of $558,000 and $1,098,000, respectively, for the three and six months ended December 31, 2002 compared to $994,000 and $1,738,000, respectively, for the same periods a year ago. In the quarter ended September 30, 2001, the Company implemented a national franchising program for its home technology business. Since its launch, the Company has sold 15 geographic markets to franchisees, primarily in the southern and southeastern United States. The Company sold one such franchise during the quarter ended December 31, 2002, compared to seven in the prior year quarter. No such sales were recognized during the quarters ended September 30, 2002 and 2001. The overall decrease in revenues is the result of the Company's sale in the second quarter of fiscal 2002 of three branches previously operated as Company owned locations and a focused reduction of business with certain unprofitable customers in the Company's two owned markets, Charlotte, NC and Atlanta, GA, partially offset by increased revenues from royalties generated from franchises.

Gross profit for the Company's home technology business in the three and six months ended December 31, 2002 was $349,000, or 63%, and $765,000, or 70%,
respectively, compared to $481,000, or 48%, and $633,000, or 36%, respectively, in the same periods a year ago. The increase in gross profit percentage was the result of higher franchise royalties, staff reductions and the positive result of eliminating certain unprofitable customers, partially offset by a reduction in the sale of franchise licenses.

This business generated a loss of $376,000 and $884,000, respectively, in the three and six months ended December 31, 2002, compared to income (loss) of $7,000 and $(301,000), respectively, in the same periods a year ago. The results for the six months ended December 31, 2001 include a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises. The current year net loss is also higher due to increased operating costs and interest expense, offset by the improved gross profit discussed above as well as the attribution of approximately $109,000 and $163,000, respectively, of losses to the minority shareholders for the three and six months ended December 31, 2002.

Technology Solutions

The Company's technology solutions business recorded revenues of $2,486,000 and $5,705,000, respectively, for the three and six months ended December 31, 2002 compared to $1,795,000 and $4,565,000, respectively, for the same periods a year ago. The increase in revenues is the result of the expansion of products, services and its sales force, primarily in the computer software business, offset by a reduction in sales of data networking product and consulting sales. The Company discontinued offering these services during its third fiscal quarter in 2002.

Gross profit for the Company's technology solutions business in the three and six months ended December 31, 2002 was 239,000, or 10%, and $422,000, or 7%, respectively, compared to $457,000, or 25%, and $1,053,000, or 23%, respectively, in the same periods a year ago. The reduction in gross profits was due primarily to a change in revenue mix from internet and data networking consulting, which are relatively higher margin businesses in comparison to its lower margin software resale activities.

This business incurred losses of $80,000 and $107,000, respectively, for the three and six months ended December 31, 2002 compared to losses of $168,000 and $506,000, respectively, in the same periods a year ago. The improved results were due primarily to the significant reduction in selling, general and administrative expenses resulting from staff reductions, lower advertising and marketing costs, and lower rent expenses.

Corporate

Corporate incurred losses from continuing operations of $173,000 and $416,000, respectively, for the three and six months ended December 31, 2002 compared to losses of $670,000 and $1,339,000, respectively, in the same periods a year ago. Excluding the net gain on investments, Corporate's losses would have been $372,000 and $789,000, respectively, for the three and six months ended December 31, 2002. Excluding the net loss on investments, Corporate's losses would have been $502,000 and $960,000, respectively, for the three and six months ended December 31, 2001. The reduction in loss from continuing operations is due primarily to staff reductions, lower legal and professional fees and other costs saving measures. The prior year losses include $48,000 and $78,000, respectively, of business advisory services revenue recorded in the three and six months ended December 31, 2001.

Seasonality

The Company experiences some seasonality in its aviation travel services and technology solutions businesses. The seasonality in the aviation travel services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount being recognized in the fourth quarter, due to the fact that the Company's year end coincides with the year end of most schools and universities. These customers are tied to strict budgets and normally purchase more software at the start and the end of their year end.

Guarantee Obligation

The Company's aviation travel services business (the "Aviation Business") has certain guarantees outstanding with an airline provider that indicate if the Aviation Business does not utilize a minimum number of hours during each program year, then the Aviation Business would be required to pay the shortage to the provider. The Aviation Business has a similar arrangement with Vacation Express whereby Vacation Express has guaranteed a certain number of travel hours to the Aviation Business. The parties are in the process of preparing and reviewing certain items that the Aviation Business believes are due to offset the guarantee due the airline provider for the first contractual year end. In the event the parties cannot agree on the guarantee amount, the contract calls for disputes of this nature to be arbitrated.

The Aviation Business does not anticipate incurring a net loss on these guarantees and has not accrued any such loss on its balance sheet as of December 31, 2002. In the event there is a shortfall in the Aviation Business's guarantee to the airline provider, then Vacation Express will be obligated to compensate the Aviation Business for similar shortfalls exceeding the amount due to the airline provider.

Liquidity and Capital Resources

The Company's net loss for the six months ended December 31, 2002 of $681,000, unrealized losses on marketable securities of $203,000 and termination of an agreement with a service provider resulting in the cancellation of unvested options and a reduction in additional paid-in capital of $45,000, were partially offset by an increase to shareholders' equity related to the sale of Common Stock, with net proceeds of $119,000 and a net increase in shareholders' equity of $64,000, as a result of the final settlements of contracts with two service providers, resulting in a net decrease in shareholders' equity of $720,000 for the six months ended December 31, 2002.

Minority interest increased due to the LFSI transaction described above which resulted in net funding of $561,000, LFSI sales of stock under its private placement resulting in an increase in minority interest of $153,000 and the Company's sale of LFSI restricted stock obtained in the LFSI transaction, which resulted in an increase in minority interest of $86,000. These increases were slightly offset by the minority shareholders' portion of LFSI's losses of $163,000.

For the six months ended December 31, 2002, operations used $560,000 of cash. This amount includes $263,000 received in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. For the six months ended December 31, 2002, net cash flow from investing activities was $249,000 due primarily to cash received from the sale of investments of $425,000 and from the sale of a portion of the Company's technology solutions prior office space resulting in net proceeds of $111,000, offset by net property and equipment purchases of $237,000 and the $50,000 cash portion of the Company's acquisition of the assets of eGolf.com, an internet web site specializing in the retail sales of golf equipment.

In September 2002, the Company completed the private sale of 125,000 shares of LFSI restricted common stock to an accredited investor. The Company sold these shares at $2.00 per share and received $250,000 in proceeds as a result of this sale. $150,000 of the proceeds was received in September 2002 with the balance being received in October 2002. During the three months ended December 31, 2002 the Company completed the private sale of an additional 60,000 shares of the LFSI restricted stock to the same private investor. These shares were also sold for $2.00 per share, resulting in proceeds to the Company of $120,000. During the quarter ended December 31, 2002 the Company issued 78,359 shares of the LFSI restricted stock to a debt holder of the Company in satisfaction of outstanding principal and interest totaling $156,718; or $2.00 per share.

For the six months ended December 31, 2002, net cash flow from financing activities was $693,000 as a result of $274,000 raised through the LFSI transaction, $412,000 raised through LFSI's private placement sale of common stock, $75,000 of debt proceeds and $119,000 raised through the sale of the Company's Common Stock. These amounts were offset slightly by principal debt repayments of $187,000. At December 31, 2002, the Company had a working capital deficit of $3,625,000. At December 31, 2002 the Company held cash and cash equivalents of $1,893,000 and investments of $470,000.

The Company's significant working capital deficit is due primarily to $2,282,000 of current debt, of which $1,867,000 is due in the quarter ended September 30, 2003 and $214,000 is due on demand. As of December 31, 2002, the Company had a commitment for $615,000 of additional funding from a private investor to draw upon throughout the remainder of its fiscal 2003, however, this availability and expected operating cash flows is not sufficient to meet obligations currently due in the next 12 months. $80,000 of this amount was drawn upon during January and February 2003, leaving a remaining commitment of $535,000. During January 2003 the Company secured a loan in the amount of $250,000. Also, on January 31, 2003 the Company contracted with one accredited investor to sell up to 196,641 shares of restricted LFSI stock at $2.00 per share. The agreement noted the closing may occur in traunches but shall be no later than March 31, 2003, unless extended uon mutual written consent. There can be no assurance that such closing will actually take place.

The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments in August 2003 totaling approximately $2 million. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI restricted stock, (iv) the investor is not able to meet its funding obligation to the Company, or (v) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

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

ITEM 1. LEGAL PROCEEDINGS.

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

Since July 1, 2002, the Company issued 89,554 shares of restricted Common Stock in connection with the payment of certain services.

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

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     2.11 Agreement and Plan of Merger dated as of August 30, 2002 by and among the Company, LST, Inc., Lifestyle Innovations, Inc. and LFSI Merger Corportion (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed on September 30, 2002).

     10.1 Employment Agreement between the Company and Mr. Michael D. Pruitt dated November 7, 2002.

     10.2 Employment Agreement between the Company and Ms. Melinda Morris Zanoni dated November 7, 2002.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350

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

                                  eResource Capital Group, Inc.

Date: February 13, 2003              By: /s/ Michael D. Pruitt
                                     -------------------------------------
                                         Michael D. Pruitt
                                         Chairman of the Board
                                        (principal executive officer)

Date: February 13, 2003              By: /s/ Eric D. Burgess
                                    -------------------------------------
                                     Eric D. Burgess
                                     Senior Vice President, Finance; Treasurer
                                    (principal financial and accounting officer)

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

By:      /s/ Michael D. Pruitt
         Michael D. Pruitt
         Principal Executive Officer
         February 13, 2003

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

By:      /s/ Eric D. Burgess
         Eric D. Burgess
         Principal Accounting Officer
         February 13, 2003

                                  Exhibit Index


Exhibit No.                          Description                                                        Page No.
-----------                          -----------                                                       --------

10.1  Employment Agreement between the Company and Mr. Michael D. Pruitt Dated November 7, 2002            36

10.2  Employment Agreement between the Company and Ms. Melinda Morris Zanoni Dated November 7, 2002        49

99.1  Certification Pursuant to 18 U.S.C Section 1350                                                      62

Exhibit 10.1                        Employment Agreement


         This Employment Agreement (this "Agreement") is made as of the 7th day of November, 2002, by and between eResource Capital group, Inc., a Delaware corporation ("RCG") and MICHAEL D. PRUITT, an individual resident of the State of North Carolina (the "Executive"), and is effective as of the date hereof (the "Effective Date").

         WHEREAS, RCG intends to employ Executive, and Executive desires to be employed by RCG; and

         WHEREAS, RCG and Executive desire to set forth the terms and conditions on which Executive shall be employed and provide services to RCG.

   NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Executive and RCG including, without limitation, the promises and covenants described herein, the parties hereto, intending to be legally bound, hereby agree as follows:
                                    ARTICLE I
                                   EMPLOYMENT

     Section 1.1 Duties and Responsibilities. RCG hereby employs Executive full time as the Chief Executive Officer and President of RCG. Executive shall do and perform all reasonable services and acts necessary or advisable to fulfill the duties of such office, and shall conduct and perform such additional services and activities as may be reasonably determined from time to time by the Board of Directors of RCG (the "Board"). During the term of this Agreement, Executive shall devote his full time, energy and skill to the business of RCG and to the promotion of RCG's interests, and Executive acknowledges that he has a duty of loyalty to RCG and shall not, during the term hereof, engage in, directly or indirectly, any other business or activity whether or not for pecuniary gain, that could materially and adversely affect RCG's business or Executive's ability to perform his duties under this Agreement. The foregoing shall not, however, preclude Executive from serving on the boards of directors of other entities.

     In his capacity as an officer of RCG, Executive shall report to the Board and abide by all rules and regulations established from time to time by the Board. Executive's authority and responsibility in RCG shall at all times be subject to the review and discretion of the Board, which shall have the final authority to make decisions regarding the business of RCG.

     Section 1.2 Term of Employment. The term of Executive's employment hereunder shall continue for a period of two (2) years from the Effective Date, unless earlier terminated as provided in this Agreement. At the end of the initial two (2) year term, and at the end of each renewal term, this Agreement shall automatically be extended for an additional one (1) year terms unless either party hereto shall give written notice of its or his intent to terminate for any or no reason sixty (60) days prior to the end of the initial term or any subsequent renewal term.

     Section 1.3 Benefits. During the term of Executive's employment hereunder, Executive will be entitled to the following:

                  (a) Vacation. Executive shall be entitled to four (4) weeks paid vacation annually. Any unused vacation time will accumulate and carryover to subsequent years. Any unused vacation time at the date of termination of this Agreement (for any reason) will be paid to Executive in cash. Executive shall also be entitled to reasonable holidays and sick days in accordance with RCG's policy as may be established and modified from time to time.

                  (b) Employee Benefit Plans. Executive shall be entitled to participate in all employee benefit plans, including any life insurance, disability insurance, profit sharing and retirement plans that are generally offered to or provided for the senior executives of RCG, said plans to be approved by the Board. Executive shall be entitled to participate in such group health and dental insurance plans (including family coverage) on the same basis, including cost provisions, as may from time to time be offered generally to the other senior executives of RCG.

     Section 1.4 Compensation. For all services to be rendered by Executive under this Agreement, RCG shall pay Executive as follows:

                  (a) Base Salary. Executive shall be paid an annual gross salary of One Hundred Eighty Thousand Dollars ($180,000) payable in accordance with the normal payroll practices of RCG, which policies may be changed by RCG from time to time, and shall be subject to appropriate withholding taxes. In any event, Executive's salary shall be paid no less frequently than monthly. At the sole discretion of the Board, Executive's annual gross salary may be increased, from time to time, throughout the term of this Agreement, the amount of any such increase to be determined by the Board (or by the Compensation Committee thereof).

                  (b) Annual Bonus. If the Board shall so authorize, Executive shall be paid an annual bonus in an amount and in the manner approved by the Board in its sole discretion (or by the Compensation Committee thereof), within ninety (90) days of the end of each calendar year, provided Executive is still employed by RCG.

     Section 1.5 Stock Options. Executive shall be a participant in the 2000 Stock Option Plan of RCG. RCG shall grant Executive One Hundred and Seventy-Five Thousand (175,000) options to purchase shares of stock of RCG at an exercise price of Fifty-Five Cents ($.55) per share vesting quarterly over one (1) year (the "Option Shares") pursuant to the terms and conditions of a stock option agreement to be entered into between RCG and Executive (the "Stock Option Agreement").

     Section 1.6 Business Expenses. Executive shall be entitled to reimbursement of all ordinary and necessary business expenses reasonably incurred for business travel, lodging, communications (including cell phone and pager), entertainment and meals in connection with the performance of Executive's duties under this Agreement, upon submission of sufficient documentation evidencing same and in accordance with RCG's established policies for reimbursement of business expenses. RCG expects Executive to attend and participate in continuing education seminars and courses with respect to venture capital, mergers and acquisitions and business management related to his duties, and RCG will reimburse all ordinary and necessary expenses of such attendance and participation.

     Section 1.7 Place of Employment. RCG agrees to provide an office for Executive in Charlotte, North Carolina. RCG will provide at the Charlotte office a computer and other equipment and assistance necessary in order for Executive to complete his duties under this Agreement. Executive shall be entitled to reside and perform his duties in Charlotte, North Carolina.

     Section 1.8 Line of Credit. In order to facilitate the ability of Executive to pay his federal, state and local income tax liabilities, RCG will provide Executive with a line of credit equal to Executive's additional federal, state and local tax liabilities, if any, resulting from Executive's ownership of stock in RCG, including the receipt of the shares pursuant to Section 1.5 hereof, or otherwise. Any amounts borrowed under this line of credit will be available to Executive prior to the date that Executive must pay his federal and state income taxes. This line of credit will bear interest at the rate of five percent (5.00%) per annum. The interest attributable to the borrowed funds will be due and payable yearly. The principal will be due on the earlier of: (i) termination of this Agreement and (ii) sale of stock in RCG by Executive (but only to the extent of sale proceeds).


                                   ARTICLE II
                             COVENANTS OF EXECUTIVE

     Section 2.1 Confidentiality. Executive recognizes the interest of RCG in maintaining the confidential nature of its proprietary and other business and commercial information. In connection therewith, Executive covenants that during the term of his employment with RCG under this Agreement, and for a period of two (2) years thereafter (except as set forth in Section 2.2 hereof), Executive shall not, directly or indirectly, except as authorized in writing by the Board, publish, disclose or use for his own benefit or for the benefit of a business or entity other than RCG or otherwise, any secret or confidential matter, or proprietary or other information not in the public domain that was acquired by Executive during his employment, relating to RCG or any of its affiliates' or subsidiaries' businesses, operations, customers, suppliers, products, employees, financial information, budgets, practices, strategies, prices, methods, technology, know-how, intellectual property, documentation, concepts, improvements, plans, research and development, leads and/or marketing materials, records, files, databases, accounting journals, accounts receivable records, business plans and other similar information (the "Confidential Information"); provided, however, Confidential Information does not include information that
(i) is or becomes generally available to the public other than as a result of a breach of this Agreement; (ii) is disclosed with the prior written consent of RCG; (iii) at the time of such disclosure, was already known or in the possession of Executive; (iv) becomes available to a competitor of RCG on a non-confidential basis from a source other than Executive, which source is not prohibited from disclosing such Confidential Information by a legal, contractual or fiduciary obligation to RCG; or (v) is independently developed by a competitor of RCG. Executive will abide by RCG's policies and regulations, as established from time to time, for the protection of its Confidential Information.

     Section 2.2 Trade Secrets. Executive shall not, at any time, either during or after the term of his employment with RCG under this Agreement, use or disclose any "Trade Secrets" (as defined by the Delaware Uniform Trade Secrets
Act) of RCG or its affiliates or subsidiaries, except in fulfillment of his duties during his employment, for so long as the pertinent information or data remain Trade Secrets, whether or not the Trade Secrets are in written or tangible form. Notwithstanding anything to the contrary contained herein, Executive shall not be prohibited hereunder from disclosing Trade Secrets if, in the written opinion of counsel for Executive, such disclosure is required by applicable law, in which event Executive shall provide RCG with prompt written notice of such request and shall take all reasonable action requested by RCG to obtain confidential treatment of such Trade Secrets.

     Section 2.3 Surrender of Records. Executive shall provide RCG with notice of any inadvertent disclosure of Confidential Information. Executive acknowledges that all Confidential Information is and shall remain the sole property of RCG and/or such affiliated entity or subsidiary and shall, upon termination of Executive's employment with RCG for any reason whatsoever, or upon the request of RCG, turn over to RCG all Confidential Information, without retaining notes or copies thereof (together with a written statement certifying as to his compliance with the foregoing).

     Section 2.4 Non-Solicitation of Clients/Employees. During the term of Executive's employment with RCG, and for the one (1) year period following the termination of Executive's employment with RCG for any reason, Executive shall not, directly or indirectly:
                  (a) solicit or accept, or attempt to solicit or accept any business from any individual or entity that was a customer or client of RCG during the one (1) year period ending on the date of termination of Executive's employment with RCG, or actively sought after prospective clients, for the purpose of providing services or products to such customer or client which are competitive with the services or products offered or provided by RCG; provided, however, nothing herein shall preclude Executive from holding not more than one-percent (1%) of the outstanding equity of any company, so long as Executive does not, in fact, have the power to participate in controlling or directing the management of such company other than by such voting equity; or

                  (b) employ, induce, solicit or attempt to solicit for employment, or assist others in employing, inducing or soliciting for employment, any individual who is or was an employee or independent contractor of RCG at any time during the one (1) year period ending or the date of termination of Executive's employment with RCG in an attempt to have any such individual work for Executive, or any other individual or entity in the business of raising venture capital for, and the development, operation and management of, travel and technology-related companies.

Section 2.5       Acknowledgment of Reasonableness/Enforcement/Tolling.

                  (a) The existence of any claim or cause of action by Executive against RCG predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by RCG of these covenants. Executive acknowledges and confirms (i) that the restrictions contained herein are fair and reasonable and not the result of overreaching, duress, or coercion of any kind, and (ii) that Executive's full, uninhibited, and faithful observance of each of the covenants contained in this Agreement will not cause Executive any undue hardship, financial or otherwise. In the event that any court shall formally hold that the restrictions in this Article II are unreasonable, Executive hereby expressly agrees that the restrictions shall not be rendered void, but shall apply to the extent that such court may judicially determine or indicate constitutes a reasonable restriction.

                  (b) Executive acknowledges that the services to be rendered by Executive hereunder are extraordinary and unique and are vital to the success of RCG, and that damages at law would be an inadequate remedy for any breach or threatened breach of this Agreement by Executive. Therefore, in the event of a breach or threatened breach by Executive of any provision of this Agreement, RCG shall be entitled, in addition to all other rights or remedies, to injunctions restraining such breach, without being required to show any actual damage or to post any bond or other security. No remedy herein conferred upon any party is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity or otherwise. No single or partial exercise by any party of any right, power or remedy hereunder shall preclude any other or further exercise thereof.

                  (c) In the event RCG should bring any legal action or other proceeding for the enforcement of the Agreement, the time for calculating the non-solicitation period, or terms of any other restriction herein shall not include the period of time commencing with the filing of the legal action or other proceeding to enforce the terms of the Agreement through the date of final judgment or final resolution, including all appeals, if any, of such legal action or other proceeding.


                                   ARTICLE III
                  REPRESENTATIONS OF EXECUTIVE/INDEMNIFICATION

     Section 3.1 Representations and Warranties of Executive/Indemnification. Executive represents and warrants to RCG that he is fully empowered to enter and perform his obligations under this Agreement and, without limitation, that he is under no restrictive covenants to any person or entity that will be violated by his entering into and performing this Agreement, and that this Agreement constitutes the valid and legally binding obligation of Executive enforceable in accordance with its terms. Executive shall indemnify RCG upon demand for and against any and all judgments, losses, claims, damages, costs (including, without limitation, all legal fees and costs, even if incident to appeals) incurred or suffered by RCG as a result of the breach of the representations and warranties made in this Article 3.

                                   ARTICLE IV
                            TERMINATION OF EMPLOYMENT

         Section 4.1 Termination by RCG. Executive's employment may be terminated by RCG during the term of this Agreement upon the occurrence of one or more of the following events:

                  (a) Termination For Death. Immediately upon Executive's death.

(b) Termination For Disability. Upon the effective date of written notice from RCG (which shall not be prior to the date on which such notice is sent) in the event of Executive's disability which renders Executive incapable of performing his duties for more than one hundred eighty (180) calendar days in one calendar year or within consecutive calendar years.

                  (c) Termination Without Cause. After the second (2nd) anniversary of the Effective Date, RCG can terminate Executive's employment without cause for any or no reason (other than those set forth in Section 4.1(d) hereof), sixty (60) days after written notice (including a notice of nonrenewal sent by RCG pursuant to Section 1.2 hereof) sent to Executive following a determination by the Board to so terminate Executive's employment.

                  (d) Termination For Cause. Upon the effective date of written notice sent to Executive (which shall not be prior to the date on which such notice is sent) stating RCG's determination that it is terminating Executive for "Cause", which for purposes of this Agreement shall mean:

                     (i) any intentional act of fraud, embezzlement or theft of funds or property of RCG or any of its clients/customers;

                    (ii) any gross and willful misconduct having a substantial, adverse effect upon RCG;

                    (iii) any intentional wrongful disclosure of Confidential Information or Trade Secrets of RCG or its affiliates or any intentional form of self-dealing detrimental to the interests of RCG;

                    (iv) conviction of a felony or any similar crime causing material harm to the reputation of RCG as determined by the Board (for these purposes, conviction shall include a plea of no contest or plea to any lesser charges predicated on the same underlying conduct);

                    (v) the habitual and debilitating use of alcohol or drugs; or

                   (vi) failure to comply in any material respect with the terms of this Agreement, which failure has a material adverse effect on RCG and has not been cured by Executive within thirty (30) days after written notice from the Board of any such act or omission.

         Section 4.2 Resignation by Executive. Executive's employment may be terminated by Executive during the term of this Agreement upon the occurrence of one or more of the following events:

                  (a) Voluntary Resignation. Executive may terminate his employment under this Agreement by giving sixty (60) days' prior written notice to RCG (including a notice of nonrenewal sent by Executive pursuant to Section
1.2 hereof) stating Executive's election to terminate his employment with RCG. RCG may accept such resignation effective as of any date during such sixty (60) day period as RCG deems appropriate; provided, however, Executive shall receive from RCG his base salary and be entitled to participate in any RCG benefit plans in which he was a participant as of the effective date of his resignation for the duration of such sixty (60) day period (as further provided in Section 4.4(a) hereof).

                  (b)Resignation With Cause. Upon the effective date of written notice sent to RCG stating Executive's determination of "Constructive Termination" (hereinafter defined) by RCG; provided, however, if the Constructive Termination is curable, then RCG shall have thirty (30) days after Executive's written notice to cure such condition and if RCG fails to cure such condition to the reasonable satisfaction of Executive, then Executive may immediately terminate his employment with RCG, such termination to be conclusively deemed to be a resignation with cause. For purposes of this Agreement, "Constructive Termination" shall mean:

                  (i) Such change in duties or position as:

                           (A) the assignment (other than an occasional
temporary assignment) to Executive of any duties notcommensurate with Executive's position, duties, responsibilities and status with RCG;

                           (B) a material change in Executive's reporting
responsibilities, (i.e., reporting to a lower tier) or a diminution in Executive's titles or offices; or

                           (C) a material diminution of Executive's authority or
responsibilities.

                  (ii) A reduction in Executive's base salary specified in
Section 1.4(a) hereof for the calendar year 2003, or a reduction in Executive's base salary in effect for the prior calendar year for all succeeding years (other than pro rata reductions in compensation for all senior executives of RCG).

                  (iii) The requirement that Executive be based anywhere other than within 30 miles of RCG's current office in Charlotte, North Carolina.

                  (iv) RCG's failure to comply in any material respect with the terms of this Agreement.

         Section 4.3 Change of Control. Upon (i) the effective date of a written notice sent to Executive by RCG stating that a "Change of Control" (hereinafter defined) has occurred or will occur and Executive's employment will be terminated in connection therewith (despite RCG's best efforts to the contrary as set forth in Section 5.8 hereof), which notice must be given no later than sixty (60) days following such Change of Control, (ii) the date of termination if Executive is terminated without cause or resigns with cause within eighteen
(18) months of a Change of Control, or (iii) the date of termination if Executive voluntarily resigns within ninety (90) days following a Change of Control. A "Change of Control" shall be deemed to have occurred if (A) as a result of any merger, consolidation, sale, assignment, transfer or other transaction, any person, other than those persons who are shareholders of RCG or its affiliates (within the meaning of Rule 501 of the Securities Act of 1933) on the date hereof, becomes the "beneficial owner" (as defined in Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended) of more than 50% of the outstanding voting securities of RCG or the surviving entity or becomes entitled to elect more than one-half (1/2) of the Board or other governing body of RCG or the surviving entity; (B) a tender offer shall be made and consummated of the ownership of 50% or more of the outstanding voting securities of RCG; or
(C) RCG sells, assigns or otherwise transfers all or substantially all of the assets of the RCG, to persons other than those persons who are shareholders of RCG, its subsidiaries or affiliates; provided, however, in no event shall a financing transaction (such as additional rounds of venture capital), which is approved by the Board and entered into by RCG be deemed to be a "Change of Control" .

     Section 4.4 Effect of Termination/Change of Control.

                  (a) Termination for Death or Voluntary Resignation. In the event of termination of Executive's employment pursuant to Sections 4.1(a) or 4.2(a) hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable to Executive under Sections 1.4(a) and 1.6 hereof through the date of termination (provided that in the event of Executive's death, RCG shall also pay to Executive's estate his base salary for a period of three (3) months after the date of Executive's death), as well as any accrued but unpaid vacation time. For purposes of this Agreement, one (1) week of vacation shall be deemed to accrue each calendar quarter. Executive shall not be entitled to receive any severance pay except to the extent the Board, in its sole discretion, elects to authorize severance pay in the event of Executive's voluntary resignation.

(ii) Executive's rights under RCG's benefit plans of general application shall be determined under the provisions of those plans.

(iii) Executive shall not be entitled a bonus under Section 1.4(b) hereof for the year of termination except to the extent the Board, in its sole discretion, elects to authorize a bonus in the event of Executive's voluntary resignation.

(iv) Executive's rights with respect to Option Shares shall be determined under the provisions of the Stock Option Agreement.

(b) Termination For Disability; Termination Without Cause; Resignation With Cause; Termination in Connection with a Change of Control. In the event of termination of Executive's employment pursuant to Sections 4.1(b), 4.1(c), 4.2(b) or 4.3 hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable to Executive under Sections 1.4(a) and 1.6 hereof through the date of termination as well as any accrued but unpaid vacation time (provided that in the event of Executive's disability, the base salary payable to Executive shall be less any disability benefits provided by RCG). In addition, Executive shall be entitled to twelve (12) months' salary continuation at the then current rate, payable in accordance with the normal payroll practices of RCG. Such severance payments are to be considered compensation for services previously rendered hereunder.

(ii) Executive shall continue to participate in RCG's group health plan for twelve (12) months following the date of termination upon the timely periodic payment of any amount required for employees to maintain family coverage for such plan, and rights under other benefit plans shall be determined under the provisions of those plans.

(iii) Executive shall be entitled to a bonus under Section 1.4(b) hereof for the year of termination in an amount as determined by the Board (or by the Compensation Committee thereof) in its sole discretion.

(iv) Executive's rights with respect to the Option Shares shall be determined under the provisions of the Stock Option Agreement.

(c) Termination For Cause. In the event of termination of Executive's employment prior to Section 4.1(d) hereof:


(i) RCG shall pay to Executive the base salary and expenses otherwise payable pursuant to Sections 1.4(a) and 1.6 hereof through the date of termination. Executive shall not be entitled to receive any severance pay whatsoever.

(ii) Executive's rights under RCG's benefit plans of general application shall be determined under the provisions of those plans.

(iii) Executive shall not be entitled to a bonus under Section 1.4(b) hereof for the year of termination.

(iv) Executive's rights with respect to the Option Shares shall be determined under the provisions of the Stock Option Agreement.

           Section 4.5 Gross Up Payment.If RCG or its accountants determine that any payments called for under this Agreement or any other payments or benefits made available to Executive by RCG or its affiliates will result in Executive being subject to an excise tax ("Excise Tax") under Section 4999 of the Internal Revenue Code of 1986, as amended, or any successor statute thereto, or if an Excise Tax is assessed against Executive as a result of such payments or other benefits, RCG shall make a "Gross-Up Payment" (hereinafter defined) to or on behalf of Executive as and when such determination(s) and assessment(s), as appropriate, are made, subject to the conditions of this Section 4.5. A "Gross-Up Payment" shall mean a payment to or on behalf of Executive that shall be sufficient to pay (i) any Excise Tax in full, (ii) any federal, state and local income tax and Social Security or other employment tax on the payment made to pay such Excise Tax as well as any additional Excise Tax on the Gross-Up Payment, and (iii) any interest or penalties assessed by the Internal Revenue Service on the Executive if such interest or penalties are attributable to eRGC's failure to comply with its obligations under this Section 4.5 or applicable law. Any determination under this Section 4.5 by RCG or its accountants shall be made in accordance with Section 280G of the Code and any applicable related regulations (whether proposed, temporary or final) and any related Internal Revenue Service rulings and related case law. Executive shall take such action (other than waiving Executive's right to any payments or benefits) as RCG may reasonably request under the circumstances to mitigate or challenge such tax. If RCG reasonably requests that Executive take action to mitigate or challenge any such tax or assessment and Executive complies with such request, RCG shall provide Executive with such information and such expert advice and assistance from RCG's accountants, lawyers and other advisors as Executive may reasonably request and shall pay for all expenses incurred in effecting such compliance and any related fines, penalties, interest and other assessments.

                                    ARTICLE V
GENERAL PROVISIONS

         Section 5.1 Survival. Notwithstanding anything to the contrary herein, the provisions of this Agreement shall survive and remain in effect in accordance with their respective terms in the event Executive's employment is terminated for any reason.

         Section 5.2 Enforcement Costs. If any civil action, arbitration, or other legal proceeding is brought for the enforcement of the Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any provision of the Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees, sales and use taxes, court costs, and all expenses (including, without limitation, all such fees, taxes, costs, and expenses incident to arbitration, appellate and post-judgment proceedings), incurred in that civil action, arbitration, or legal proceeding, in addition to any other relief to which such party or parties may be entitled.

         Section 5.3 Notices. For purposes of this Agreement, all communications including, without limitation, notices, consents, requests or approvals, provided for herein shall be in writing and shall be deemed to have been duly given (a) when personally delivered, (b) on the day of transmission when given by facsimile transmission with confirmation of receipt, (c) on the following day if submitted to a nationally recognized courier service, or (d) five (5) business days after having been mailed by United States registered mail or certified mail, return receipt requested, postage prepaid, addressed to:

      If to RCG:                                If to Executive:

     eResource Capital Group, Inc.              Michael D. Pruitt
     5935 Carnegie Boulevard, Suite 101         11502 Stonebriar Drive
     Charlotte, NC 28209                        Charlotte, North Carolina 28277
     Attn:  Melinda Morris Zanoni, Esq.         Facsimile: (704) 341-7961
     Facsimile: (704) 553-7136

or to such other address as a party may have furnished to the other in writing and in accordance herewith, except that notices of change of address shall be effective only upon receipt.

         Section 5.4 Governing Law. The validity, interpretation, construction, performance and enforcement of this Agreement shall be governed by the laws of the State of North Carolina, without giving effect to the principles of conflicts of law of such State.

         Section 5.5 Severability. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, under applicable law or regulation, the remainder of this Agreement and the application of such provision to any other person or circumstances shall not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal shall be reformed to the extent (and only to the extent) necessary to make it valid, enforceable and legal; provided, however, if the provision so held to be invalid, unenforceable or otherwise illegal constituted a material inducement to a party's execution and delivery of this Agreement, such provision shall not be reformed unless prior to any reformation that party agrees to be bound by the reformation.

         Section 5.6 Entire Agreement. This Agreement supersedes any other agreements, oral or written, between the parties with respect to the subject matter hereof, and contains all of the agreements and understandings between the parties with respect to the employment of Executive by RCG.

         Section 5.7 Amendments. Any amendment or modification of any term of this Agreement shall be effective only if it is set forth in writing signed by the parties hereto.

         Section 5.8 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective administrators, executors, representatives, heirs, successors and permitted assigns. "Successor" shall mean any successor in interest, pursuant to a Change of Control as set forth in Section 4.3 hereof. RCG shall use its best efforts to cause any Successor which is not obligated to assume RCG's contracts to agree at the time of becoming a Successor to perform this Agreement to the same extent as the original parties would be required if no succession had occurred.

         Section 5.9 Assignment. This Agreement is personal in nature and the parties shall not, without written consent, assign, transfer or delegate this Agreement or any rights or obligations hereunder.

         Section 5.10 Waivers. No provision of this Agreement may be waived or discharged unless such waiver or discharge is agreed to in writing signed by the party to be bound. No waiver by a party hereto at any time of any breach or noncompliance with any provision or condition of this Agreement to be performed by such other party shall be deemed a waiver of any other provisions or conditions at the same or at any prior or subsequent time.

         Section 5.11 Captions. The captions in this Agreement are solely for convenience of reference and shall not be given any effect in the construction or interpretation of this Agreement.

         Section 5.12 Counterparts/ Facsimile Signatures. This Agreement may be executed in one or more counterparts (whether by facsimile or otherwise), each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.





                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.

                                         RCG:

                                         ERESOURCE CAPITAL GROUP, INC.

                                          By:
                                             -------------------------------
                                             Melinda Morris Zanoni
                                             Its: Executive Vice President

                                         APPROVED BY THE COMPENSATION COMMITTEE:


                                         -----------------------
                                         Dr. James A. Verbrugge



                                        -----------------------------
                                        Jeffrey F. Willmott (Chairman)



                                        EXECUTIVE:



                                        ----------------------
                                        Michael D. Pruitt

Exhibit 10.2                        Employment Agreement


         This Employment Agreement (this "Agreement") is made as of the 7th day of November, 2002, by and between EResource Capital group, Inc., a Delaware corporation ("RCG") and MELINDA MORRIS ZANONI, an individual resident of the State of North Carolina (the "Executive"), and is effective as of the date hereof (the "Effective Date").

         WHEREAS, RCG intends to employ Executive, and Executive desires to be employed by RCG; and

         WHEREAS, RCG and Executive desire to set forth the terms and conditions on which Executive shall be employed and provide services to RCG.

   NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by Executive and RCG including, without limitation, the promises and covenants described herein, the parties hereto, intending to be legally bound, hereby agree as follows:

                                    ARTICLE I
                                   EMPLOYMENT

     Section 1.1 Duties and Responsibilities. RCG hereby employs Executive full time as the Executive Vice President of RCG. Executive shall do and perform all reasonable services and acts necessary or advisable to fulfill the duties of such office, and shall conduct and perform such additional services and activities as may be reasonably determined from time to time by the Board of Directors of RCG (the "Board"). During the term of this Agreement, Executive shall devote her full time, energy and skill to the business of RCG and to the promotion of RCG's interests, and Executive acknowledges that she has a duty of loyalty to RCG and shall not, during the term hereof, engage in, directly or indirectly, any other business or activity whether or not for pecuniary gain, that could materially and adversely affect RCG's business or Executive's ability to perform her duties under this Agreement. The foregoing shall not, however, preclude Executive from serving on the boards of directors of other entities.

         In her capacity as an officer of RCG, Executive shall report to the Board and abide by all rules and regulations established from time to time by the Board. Executive's authority and responsibility in RCG shall at all times be subject to the review and discretion of the Board, which shall have the final authority to make decisions regarding the business of RCG.

     Section 1.2 Term of Employment. The term of Executive's employment hereunder shall continue for a period of two (2) years from the Effective Date, unless earlier terminated as provided in this Agreement. At the end of the initial two (2) year term, and at the end of each renewal term, this Agreement shall automatically be extended for an additional one (1) year terms unless either party hereto shall give written notice of its or her intent to terminate for any or no reason sixty (60) days prior to the end of the initial term or any subsequent renewal term.

     Section 1.3 Benefits. During the term of Executive's employment hereunder, Executive will be entitled to the following:

                  (a) Vacation. Executive shall be entitled to four (4) weeks paid vacation annually. Any unused vacation time will accumulate and carryover to subsequent years. Any unused vacation time at the date of termination of this Agreement (for any reason) will be paid to Executive in cash. Executive shall also be entitled to reasonable holidays and sick days in accordance with RCG's policy as may be established and modified from time to time.

                  (b) Employee Benefit Plans. Executive shall be entitled to participate in all employee benefit plans, including any life insurance, disability insurance, profit sharing and retirement plans that are generally offered to or provided for the senior executives of RCG, said plans to be approved by the Board. Executive shall be entitled to participate in such group health and dental insurance plans (including family coverage) on the same basis, including cost provisions, as may from time to time be offered generally to the other senior executives of RCG.

     Section 1.4 Compensation. For all services to be rendered by Executive under this Agreement, RCG shall pay Executive as follows:

                  (a) Base Salary. Executive shall be paid an annual gross salary of One Hundred Sixty Thousand Dollars ($160,000) payable in accordance with the normal payroll practices of RCG, which policies may be changed by RCG from time to time, and shall be subject to appropriate withholding taxes. In any event, Executive's salary shall be paid no less frequently than monthly. At the sole discretion of the Board, Executive's annual gross salary may be increased, from time to time, throughout the term of this Agreement, the amount of any such increase to be determined by the Board (or by the Compensation Committee thereof).

                  (b) Annual Bonus. If the Board shall so authorize, Executive shall be paid an annual bonus in an amount and in the manner approved by the Board in its sole discretion (or by the Compensation Committee thereof), within ninety (90) days of the end of each calendar year, provided Executive is still employed by RCG.

     Section 1.5 Stock Options. Executive shall be a participant in the 2000 Stock Option Plan of RCG. RCG shall grant Executive One Hundred and Twenty-Five Thousand (125,000) options to purchase shares of stock of RCG at an exercise price of Fifty-Five Cents ($.55) per share vesting quarterly over one (1) year (the "Option Shares") pursuant to the terms and conditions of a stock option agreement to be entered into between RCG and Executive (the "Stock Option Agreement").

     Section 1.6 Business Expenses. Executive shall be entitled to reimbursement of all ordinary and necessary business expenses reasonably incurred for business travel, lodging, communications (including cell phone and pager), entertainment and meals in connection with the performance of Executive's duties under this Agreement, upon submission of sufficient documentation evidencing same and in accordance with RCG's established policies for reimbursement of business expenses. RCG expects Executive to attend and participate in continuing education seminars and courses with respect to venture capital, mergers and acquisitions, the legal industry and business management related to her duties, and RCG will reimburse all ordinary and necessary expenses of such attendance and participation.

     Section 1.7 Place of Employment. RCG agrees to provide an office for Executive in Charlotte, North Carolina. RCG will provide at the Charlotte office a computer and other equipment and assistance necessary in order for Executive to complete her duties under this Agreement. Executive shall be entitled to reside and perform her duties in Charlotte, North Carolina.

     Section 1.8 Line of Credit. In order to facilitate the ability of Executive to pay her federal, state and local income tax liabilities, RCG will provide Executive with a line of credit equal to Executive's additional federal, state and local tax liabilities, if any, resulting from Executive's ownership of stock in RCG, including the receipt of the shares pursuant to Section 1.5 hereof, or otherwise. Any amounts borrowed under this line of credit will be available to Executive prior to the date that Executive must pay her federal and state income taxes. This line of credit will bear interest at the rate of five percent (5.00%) per annum. The interest attributable to the borrowed funds will be due and payable yearly. The principal will be due on the earlier of: (i) termination of this Agreement and (ii) sale of stock in RCG by Executive (but only to the extent of sale proceeds).


                                   ARTICLE II
                             COVENANTS OF EXECUTIVE

     Section 2.1 Confidentiality. Executive recognizes the interest of RCG in maintaining the confidential nature of its proprietary and other business and commercial information. In connection therewith, Executive covenants that during the term of her employment with RCG under this Agreement, and for a period of two (2) years thereafter (except as set forth in Section 2.2 hereof), Executive shall not, directly or indirectly, except as authorized in writing by the Board, publish, disclose or use for her own benefit or for the benefit of a business or entity other than RCG or otherwise, any secret or confidential matter, or proprietary or other information not in the public domain that was acquired by Executive during her employment, relating to RCG or any of its affiliates' or subsidiaries' businesses, operations, customers, suppliers, products, employees, financial information, budgets, practices, strategies, prices, methods, technology, know-how, intellectual property, documentation, concepts, improvements, plans, research and development, leads and/or marketing materials, records, files, databases, accounting journals, accounts receivable records, business plans and other similar information (the "Confidential Information"); provided, however, Confidential Information does not include information that
(i) is or becomes generally available to the public other than as a result of a breach of this Agreement; (ii) is disclosed with the prior written consent of RCG; (iii) at the time of such disclosure, was already known or in the possession of Executive; (iv) becomes available to a competitor of RCG on a non-confidential basis from a source other than Executive, which source is not prohibited from disclosing such Confidential Information by a legal, contractual or fiduciary obligation to RCG; or (v) is independently developed by a competitor of RCG. Executive will abide by RCG's policies and regulations, as established from time to time, for the protection of its Confidential Information.

     Section 2.2 Trade Secrets. Executive shall not, at any time, either during or after the term of her employment with RCG under this Agreement, use or disclose any "Trade Secrets" (as defined by the Delaware Uniform Trade Secrets
Act) of RCG or its affiliates or subsidiaries, except in fulfillment of her duties during her employment, for so long as the pertinent information or data remain Trade Secrets, whether or not the Trade Secrets are in written or tangible form. Notwithstanding anything to the contrary contained herein, Executive shall not be prohibited hereunder from disclosing Trade Secrets if, in the written opinion of counsel for Executive, such disclosure is required by applicable law, in which event Executive shall provide RCG with prompt written notice of such request and shall take all reasonable action requested by RCG to obtain confidential treatment of such Trade Secrets.

     Section 2.3 Surrender of Records. Executive shall provide RCG with notice of any inadvertent disclosure of Confidential Information. Executive acknowledges that all Confidential Information is and shall remain the sole property of RCG and/or such affiliated entity or subsidiary and shall, upon termination of Executive's employment with RCG for any reason whatsoever, or upon the request of RCG, turn over to RCG all Confidential Information, without retaining notes or copies thereof (together with a written statement certifying as to her compliance with the foregoing).

     Section 2.4 Non-Solicitation of Clients/Employees. During the term of Executive's employment with RCG, and for the one (1) year period following the termination of Executive's employment with RCG for any reason, Executive shall not, directly or indirectly:

                  (a) solicit or accept, or attempt to solicit or accept any business from any individual or entity that was a customer or client of RCG during the one (1) year period ending on the date of termination of Executive's employment with RCG, or actively sought after prospective clients, for the purpose of providing services or products to such customer or client which are competitive with the services or products offered or provided by RCG; provided, however, nothing herein shall preclude Executive from holding not more than one-percent (1%) of the outstanding equity of any company, so long as Executive does not, in fact, have the power to participate in controlling or directing the management of such company other than by such voting equity; or

                  (b) employ, induce, solicit or attempt to solicit for employment, or assist others in employing, inducing or soliciting for employment, any individual who is or was an employee or independent contractor of RCG at any time during the one (1) year period ending or the date of termination of Executive's employment with RCG in an attempt to have any such individual work for Executive, or any other individual or entity in the business of raising venture capital for, and the development, operation and management of, travel and technology-related companies.

Section 2.5       Acknowledgment of Reasonableness/Enforcement/Tolling.
                  ----------------------------------------------------

                  (a) The existence of any claim or cause of action by Executive against RCG predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by RCG of these covenants. Executive acknowledges and confirms (i) that the restrictions contained herein are fair and reasonable and not the result of overreaching, duress, or coercion of any kind, and (ii) that Executive's full, uninhibited, and faithful observance of each of the covenants contained in this Agreement will not cause Executive any undue hardship, financial or otherwise. In the event that any court shall formally hold that the restrictions in this Article II are unreasonable, Executive hereby expressly agrees that the restrictions shall not be rendered void, but shall apply to the extent that such court may judicially determine or indicate constitutes a reasonable restriction.

                  (b) Executive acknowledges that the services to be rendered by Executive hereunder are extraordinary and unique and are vital to the success of RCG, and that damages at law would be an inadequate remedy for any breach or threatened breach of this Agreement by Executive. Therefore, in the event of a breach or threatened breach by Executive of any provision of this Agreement, RCG shall be entitled, in addition to all other rights or remedies, to injunctions restraining such breach, without being required to show any actual damage or to post any bond or other security. No remedy herein conferred upon any party is intended to be exclusive of any other remedy, and each and every such remedy shall be cumulative and shall be in addition to every other remedy given hereunder or now or hereafter existing at law, in equity or otherwise. No single or partial exercise by any party of any right, power or remedy hereunder shall preclude any other or further exercise thereof.

                  (c) In the event RCG should bring any legal action or other proceeding for the enforcement of the Agreement, the time for calculating the non-solicitation period, or terms of any other restriction herein shall not include the period of time commencing with the filing of the legal action or other proceeding to enforce the terms of the Agreement through the date of final judgment or final resolution, including all appeals, if any, of such legal action or other proceeding.


                                   ARTICLE III
                  REPRESENTATIONS OF EXECUTIVE/INDEMNIFICATION

         Section 3.1 Representations and Warranties of Executive/Indemnification. Executive represents and warrants to RCG that she is fully empowered to enter and perform her obligations under this Agreement and, without limitation, that she is under no restrictive covenants to any person or entity that will be violated by her entering into and performing this Agreement, and that this Agreement constitutes the valid and legally binding obligation of Executive enforceable in accordance with its terms. Executive shall indemnify RCG upon demand for and against any and all judgments, losses, claims, damages, costs (including, without limitation, all legal fees and costs, even if incident to appeals) incurred or suffered by RCG as a result of the breach of the representations and warranties made in this Article 3.

                                   ARTICLE IV
                            TERMINATION OF EMPLOYMENT

         Section 4.1 Termination by RCG. Executive's employment may be terminated by RCG during the term of this Agreement upon the occurrence of one or more of the following events:

                  (a) Termination For Death. Immediately upon Executive's death.

(c) Termination For Disability. Upon the effective date of written notice from RCG (which shall not be prior to the date on which such notice is sent) in the event of Executive's disability which renders Executive incapable of performing her duties for more than one hundred eighty (180) calendar days in one calendar year or within consecutive calendar years.

                  (c) Termination Without Cause. After the second (2nd) anniversary of the Effective Date, RCG can terminate Executive's employment without cause for any or no reason (other than those set forth in Section 4.1(d) hereof), sixty (60) days after written notice (including a notice of nonrenewal sent by RCG pursuant to Section 1.2 hereof) sent to Executive following a determination by the Board to so terminate Executive's employment.

                  (d) Termination For Cause. Upon the effective date of written notice sent to Executive (which shall not be prior to the date on which such notice is sent) stating RCG's determination that it is terminating Executive for "Cause", which for purposes of this Agreement shall mean:

(i) an intentional act of fraud, embezzlement or theft of funds or property of RCG or any of its clients/customers;

(ii) any gross and willful misconduct having a substantial, adverse effect upon RCG;

(iii)any intentional wrongful disclosure of Confidential Information or Trade Secrets of RCG or its affiliates or any intentional form of self-dealing detrimental to the interests of RCG;

(iv) conviction of a felony or any similar crime causing material harm to the reputation of RCG as determined by the Board (for these purposes, conviction shall include a plea of no contest or plea to any lesser charges predicated on the same underlying conduct);

(v) the habitual and debilitating use of alcohol or drugs; or

(vi) failure to comply in any material respect with the terms of this Agreement, which failure has a material adverse effect on RCG and has not been cured by Executive within thirty (30) days after written notice from the Board of any such act or omission.

         Section 4.2 Resignation by Executive. Executive's employment may be terminated by Executive during the term of this Agreement upon the occurrence of one or more of the following events:

                  (a) Voluntary Resignation. Executive may terminate her employment under this Agreement by giving sixty (60) days' prior written notice to RCG (including a notice of nonrenewal sent by Executive pursuant to Section
1.2 hereof) stating Executive's election to terminate her employment with RCG. RCG may accept such resignation effective as of any date during such sixty (60) day period as RCG deems appropriate; provided, however, Executive shall receive from RCG her base salary and be entitled to participate in any RCG benefit plans in which she was a participant as of the effective date of her resignation for the duration of such sixty (60) day period (as further provided in Section 4.4(a) hereof).

                  (b)Resignation With Cause. Upon the effective date of written notice sent to RCG stating Executive's determination of "Constructive Termination" (hereinafter defined) by RCG; provided, however, if the Constructive Termination is curable, then RCG shall have thirty (30) days after Executive's written notice to cure such condition and if RCG fails to cure such condition to the reasonable satisfaction of Executive, then Executive may immediately terminate her employment with RCG, such termination to be conclusively deemed to be a resignation with cause. For purposes of this Agreement, "Constructive Termination" shall mean:

                  (i) Such change in duties or position as:

                           (A) the assignment (other than an occasional
temporary assignment) to Executive of any duties not commensurate with Executive's position, duties, responsibilities and status with RCG;

                           (B) a material change in Executive's reporting
responsibilities, (i.e., reporting to a lower tier) or a diminution in Executive's titles or offices; or

                           (C) a material diminution of Executive's authority or
responsibilities.

                  (ii) A reduction in Executive's base salary specified in
Section 1.4(a) hereof for the calendar year 2003, or a reduction in Executive's base salary in effect for the prior calendar year for all succeeding years (other than pro rata reductions in compensation for all senior executives of RCG).

                  (iii) The requirement that Executive be based anywhere other than within 30 miles of RCG's current office in Charlotte, North Carolina.

                  (iv) RCG's failure to comply in any material respect with the terms of this Agreement.

         Section 4.3 Change of Control. Upon (i) the effective date of a written notice sent to Executive by RCG stating that a "Change of Control" (hereinafter defined) has occurred or will occur and Executive's employment will be terminated in connection therewith (despite RCG's best efforts to the contrary as set forth in Section 5.8 hereof), which notice must be given no later than sixty (60) days following such Change of Control, (ii) the date of termination if Executive is terminated without cause or resigns with cause within eighteen
(18) months of a Change of Control, or (iii) the date of termination if Executive voluntarily resigns within ninety (90) days following a Change of Control. A "Change of Control" shall be deemed to have occurred if (A) as a result of any merger, consolidation, sale, assignment, transfer or other transaction, any person, other than those persons who are shareholders of RCG or its affiliates (within the meaning of Rule 501 of the Securities Act of 1933) on the date hereof, becomes the "beneficial owner" (as defined in Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended) of more than 50% of the outstanding voting securities of RCG or the surviving entity or becomes entitled to elect more than one-half (1/2) of the Board or other governing body of RCG or the surviving entity; (B) a tender offer shall be made and consummated of the ownership of 50% or more of the outstanding voting securities of RCG; (C) Michael D. Pruitt is no longer the Chief Executive Officer of RCG; or (D) RCG sells, assigns or otherwise transfers all or substantially all of the assets of the RCG, to persons other than those persons who are shareholders of RCG, its subsidiaries or affiliates; provided, however, in no event shall a financing transaction (such as additional rounds of venture capital), which is approved by the Board and entered into by RCG be deemed to be a "Change of Control" .

     Section 4.4 Effect of Termination/Change of Control.

                  (a) Termination for Death or Voluntary Resignation. In the event of termination of Executive's employment pursuant to Sections 4.1(a) or 4.2(a) hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable to Executive under Sections 1.4(a) and 1.6 hereof through the date of termination (provided that in the event of Executive's death, RCG shall also pay to Executive's estate her base salary for a period of three (3) months after the date of Executive's death), as well as any accrued but unpaid vacation time. For purposes of this Agreement, one (1) week of vacation shall be deemed to accrue each calendar quarter. Executive shall not be entitled to receive any severance pay except to the extent the Board, in its sole discretion, elects to authorize severance pay in the event of Executive's voluntary resignation.

(ii) Executive's rights under RCG's benefit plans of general application shall be determined under the provisions of those plans.

(iii)Executive shall not be entitled a bonus under Section 1.4(b) hereof for the year of termination except to the extent the Board, in its sole discretion, elects to authorize a bonus in the event of Executive's voluntary resignation.

(iv) Executive's rights with respect to Option Shares shall be determined under the provisions of the Stock Option Agreement.

     (b) Termination For Disability; Termination Without Cause; Resignation With Cause; Termination in Connection with a Change of Control. In the event of termination of Executive's employment pursuant to Sections 4.1(b), 4.1(c), 4.2(b) or 4.3 hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable to Executive under Sections 1.4(a) and 1.6 hereof through the date of termination as well as any accrued but unpaid vacation time (provided that in the event of Executive's disability, the base salary payable to Executive shall be less any disability benefits provided by RCG). In addition, Executive shall be entitled to twelve (12) months' salary continuation at the then current rate, payable in accordance with the normal payroll practices of RCG. Such severance payments are to be considered compensation for services previously rendered hereunder.

(ii) Executive shall continue to participate in RCG's group health plan for twelve (12) months following the date of termination upon the timely periodic payment of any amount required for employees to maintain family coverage for such plan, and rights under other benefit plans shall be determined under the provisions of those plans.

(iii)Executive shall be entitled to a bonus under Section 1.4(b) hereof for the year of termination in an amount as determined by the Board (or by the Compensation Committee thereof) in its sole discretion.

(iv) Executive's rights with respect to the Option Shares shall be determined under the provisions of the Stock Option Agreement.

     (c) Termination For Cause. In the event of termination of Executive's employment prior to Section 4.1(d) hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable pursuant to Sections 1.4(a) and 1.6 hereof through the date of termination. Executive shall not be entitled to receive any severance pay whatsoever.

(ii) Executive's rights under RCG's benefit plans of general application shall be determined under the provisions of those plans.

(iii)Executive shall not be entitled to a bonus under Section 1.4(b) hereof for the year of termination.

(iv) Executive's rights with respect to the Option Shares shall be determined under the provisions of the Stock Option Agreement.

         Section 4.5 Gross Up Payment.If RCG or its accountants determine that any payments called for under this Agreement or any other payments or benefits made available to Executive by RCG or its affiliates will result in Executive being subject to an excise tax ("Excise Tax") under Section 4999 of the Internal Revenue Code of 1986, as amended, or any successor statute thereto, or if an Excise Tax is assessed against Executive as a result of such payments or other benefits, RCG shall make a "Gross-Up Payment" (hereinafter defined) to or on behalf of Executive as and when such determination(s) and assessment(s), as appropriate, are made, subject to the conditions of this Section 4.5. A "Gross-Up Payment" shall mean a payment to or on behalf of Executive that shall be sufficient to pay (i) any Excise Tax in full, (ii) any federal, state and local income tax and Social Security or other employment tax on the payment made to pay such Excise Tax as well as any additional Excise Tax on the Gross-Up Payment, and (iii) any interest or penalties assessed by the Internal Revenue Service on the Executive if such interest or penalties are attributable to eRGC's failure to comply with its obligations under this Section 4.5 or applicable law. Any determination under this Section 4.5 by RCG or its accountants shall be made in accordance with Section 280G of the Code and any applicable related regulations (whether proposed, temporary or final) and any related Internal Revenue Service rulings and related case law. Executive shall take such action (other than waiving Executive's right to any payments or benefits) as RCG may reasonably request under the circumstances to mitigate or challenge such tax. If RCG reasonably requests that Executive take action to mitigate or challenge any such tax or assessment and Executive complies with such request, RCG shall provide Executive with such information and such expert advice and assistance from RCG's accountants, lawyers and other advisors as Executive may reasonably request and shall pay for all expenses incurred in effecting such compliance and any related fines, penalties, interest and other assessments.

                                    ARTICLE V
                               GENERAL PROVISIONS

         Section 5.1 Survival. Notwithstanding anything to the contrary herein, the provisions of this Agreement shall survive and remain in effect in accordance with their respective terms in the event Executive's employment is terminated for any reason.

         Section 5.2 Enforcement Costs. If any civil action, arbitration, or other legal proceeding is brought for the enforcement of the Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any provision of the Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees, sales and use taxes, court costs, and all expenses (including, without limitation, all such fees, taxes, costs, and expenses incident to arbitration, appellate and post-judgment proceedings), incurred in that civil action, arbitration, or legal proceeding, in addition to any other relief to which such party or parties may be entitled.

         Section 5.3 Notices. For purposes of this Agreement, all communications including, without limitation, notices, consents, requests or approvals, provided for herein shall be in writing and shall be deemed to have been duly given (a) when personally delivered, (b) on the day of transmission when given by facsimile transmission with confirmation of receipt, (c) on the following day if submitted to a nationally recognized courier service, or (d) five (5) business days after having been mailed by United States registered mail or certified mail, return receipt requested, postage prepaid, addressed to:

    If to RCG:                                  If to Executive:
    eResource Capital Group, Inc.               Melinda Morris Zanoni
    5935 Carnegie Boulevard, Suite 101          1565 Stanford Place
    Charlotte, NC 28209                         Charlotte, North Carolina 28207
    Attn:  Michael D. Pruitt
    Facsimile: (704) 553-7136

or to such other address as a party may have furnished to the other in writing and in accordance herewith, except that notices of change of address shall be effective only upon receipt.

         Section 5.4 Governing Law. The validity, interpretation, construction, performance and enforcement of this Agreement shall be governed by the laws of the State of North Carolina, without giving effect to the principles of conflicts of law of such State.

         Section 5.5 Severability. If any provision of this Agreement or the application of any provision hereof to any person or circumstances is held invalid, unenforceable or otherwise illegal, under applicable law or regulation, the remainder of this Agreement and the application of such provision to any other person or circumstances shall not be affected, and the provision so held to be invalid, unenforceable or otherwise illegal shall be reformed to the extent (and only to the extent) necessary to make it valid, enforceable and legal; provided, however, if the provision so held to be invalid, unenforceable or otherwise illegal constituted a material inducement to a party's execution and delivery of this Agreement, such provision shall not be reformed unless prior to any reformation that party agrees to be bound by the reformation.

         Section 5.6 Entire Agreement. This Agreement supersedes any other agreements, oral or written, between the parties with respect to the subject matter hereof, and contains all of the agreements and understandings between the parties with respect to the employment of Executive by RCG.

         Section 5.7 Amendments. Any amendment or modification of any term of this Agreement shall be effective only if it is set forth in writing signed by the parties hereto.

         Section 5.8 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective administrators, executors, representatives, heirs, successors and permitted assigns. "Successor" shall mean any successor in interest, pursuant to a Change of Control as set forth in Section 4.3 hereof. RCG shall use its best efforts to cause any Successor which is not obligated to assume RCG's contracts to agree at the time of becoming a Successor to perform this Agreement to the same extent as the original parties would be required if no succession had occurred.

         Section 5.9 Assignment. This Agreement is personal in nature and the parties shall not, without written consent, assign, transfer or delegate this Agreement or any rights or obligations hereunder.

         Section 5.10 Waivers. No provision of this Agreement may be waived or discharged unless such waiver or discharge is agreed to in writing signed by the party to be bound. No waiver by a party hereto at any time of any breach or noncompliance with any provision or condition of this Agreement to be performed by such other party shall be deemed a waiver of any other provisions or conditions at the same or at any prior or subsequent time.

         Section 5.11 Captions. The captions in this Agreement are solely for convenience of reference and shall not be given any effect in the construction or interpretation of this Agreement.

         Section 5.12 Counterparts/ Facsimile Signatures. This Agreement may be executed in one or more counterparts (whether by facsimile or otherwise), each of which shall be deemed to be an original, but all of which together will constitute one and the same Agreement.







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.

                                      RCG:

                                ERESOURCE CAPITAL GROUP, INC.


                                By:
                                -------------------------------------------
                                  Michael D. Pruitt
                                  Its: President

                                  APPROVED BY THE COMPENSATION COMMITTEE:


                                  ---------------------
                                  Dr. James A.Verbrugge



                                  -------------------
                                  Jeffrey F. Willmott



                                   EXECUTIVE:



                                  ---------------------
                                  Melinda Morris Zanoni

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Quarterly Report of eResource Capital Group, Inc. (the "Registrant") on Form 10-QSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Pruitt                             Dated:  February 13, 2003
--------------------------------------------
Michael D. Pruitt
Principal Executive Officer


/s/ Eric D. Burgess                               Dated:  February 13, 2003
--------------------------------------------
Eric D. Burgess
Principal Accounting Officer