Form 10QSB
period 2003-03-31
ERESOURCE CAPITAL GROUP INC
filed 2003-05-20
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the Quarter Ended March 31, 2003


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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the issuer filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


The number of shares outstanding of the Registrant's common stock ("Common Stock") as of May 15, 2003: 12,516,946

Transitional Small Business Disclosure Format:           Yes [ ] No [X]


                          eResource Capital Group, Inc.

                                Table of Contents


......................................................................................................          Page No

PART I. FINANCIAL
INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)


                  Condensed Consolidated Balance Sheets at March 31, 2003 and June 30, 2002......................  3

                  Condensed Consolidated Statements of Operations for the three and nine months ended
                 March 31, 2003 and 2002.........................................................................  4

                  Condensed Consolidated Statements of Cash Flows for the nine months ended
                 March 31, 2003 and 2002.........................................................................  5


                  Notes to Condensed Consolidated Financial Statements...........................................  6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................  24

ITEM 3.    Controls and Procedures..............................................................................  32

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................................................................  32

ITEM 2.    Changes in Securities................................................................................  32

ITEM 3.    Defaults Upon Senior Securities......................................................................  32

ITEM 4.    Submission of Matters to a Vote of Security Holders..................................................  32

ITEM 5.    Other Information....................................................................................  33

ITEM 6.    Exhibits and Reports on Form 8-K.....................................................................  33

Signatures......................................................................................................  33

Certifications
                  Section 302 Certification of the Principal Executive Officer..................................  34

Exhibit Index...................................................................................................  35

Section 906 Certification.......................................................................................  59



                 eResource Capital Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets (Unaudited)
                      (In thousands, except share amounts)
                                                                              March 31,      June 30,
                                                                               2003             2002
                                                                              --------       --------
                           ASSETS
Cash and cash equivalents ................................................    $   2,980     $   1,511
Accounts receivable, net of allowance of doubtful accounts of $171
      and $258, respectively .............................................        2,775         3,135
Inventory ................................................................          873           211
Investments ..............................................................          523           814
Prepaid expenses .........................................................        2,016         2,918
                                                                              ---------     ---------

              Total current assets .......................................        9,167         8,589
Deferred costs  and other assets .........................................          402           321
Property and equipment, net ..............................................        1,525         1,472
Goodwill, net ............................................................       21,429        18,490
                                                                              ---------     ---------

              Total assets ...............................................    $  32,523     $  28,872
                                                                              =========     =========


                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - current portion ..........................................    $   3,257     $     407
Notes and amounts due to affiliates, net .................................          293           250
Accounts payable and accrued expenses ....................................        7,985         6,041
Unearned income ..........................................................        3,215         3,329
                                                                              ---------     ---------

              Total current liabilities ..................................       14,750        10,027
Notes payable ............................................................        2,751         2,854
                                                                              ---------     ---------

              Total liabilities ..........................................       17,501        12,881
                                                                              ---------     ---------

Minority interest ........................................................        1,135           -
                                                                              ---------     ---------

Shareholders' equity:
     Common stock, $.04 par value, 200,000,000 shares authorized,
       12,648,160 and 12,381,463 issued, respectively ....................          506           495
     Additional paid-in capital ..........................................      114,056       114,040
     Accumulated deficit .................................................      (99,849)      (97,774)
     Accumulated other comprehensive loss ................................         (194)          (51)
     Treasury stock at cost (131,214 and 92,643 shares, respectively) ....         (632)         (719)
                                                                              ---------     ---------

              Total shareholders' equity .................................       13,887        15,991
                                                                              ---------     ---------

              Total liabilities and shareholders' equity .................    $  32,523     $  28,872
                                                                              =========     =========




The accompanying notes are an integral part of these condensed consolidated financial statements.



                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Operations (Unaudited)
                      (In thousands, except share amounts)
                                                                 Three Months Ended March 31,    Nine Months Ended March 31,

                                                                     2003             2002            2003               2002
                                                                 -------------     -----------     ------------     ------------
Revenue:
Services ....................................................    $     15,892     $      7,321     $     45,317     $     19,022
Product sales ...............................................           2,759            2,426            8,938            7,495
                                                                 ------------     ------------     ------------     ------------
        Total revenue .......................................          18,651            9,747           54,255           26,517
                                                                 ------------     ------------     ------------     ------------
Cost of revenue:
Services ....................................................          14,887            6,225           42,097           17,493
Product sales ...............................................           2,291            2,185            7,679            6,351
                                                                 ------------     ------------     ------------     ------------
        Total cost of revenue ...............................          17,178            8,410           49,776           23,844
                                                                 ------------     ------------     ------------     ------------

        Gross profit ........................................           1,473            1,337            4,479            2,673
                                                                 ------------     ------------     ------------     ------------
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants .......             468                7              532               19
Selling, general and administrative expenses - other ........           2,404            1,580            6,343            5,511
Provision for bad debts .....................................              38               20               44               86
Depreciation and amortization ...............................             113              101              348              285
                                                                 ------------     ------------     ------------     ------------
        Operating costs and expenses ........................           3,023            1,708            7,267            5,901
                                                                 ------------     ------------     ------------     ------------

        Operating loss ......................................          (1,550)            (371)          (2,788)          (3,228)

Interest expense, net .......................................             119               93              315              186
(Gain) loss on investments, net .............................              (8)            (282)            (362)              98
Loss (gain) on disposal of assets ...........................              36              -                 66             (171)
Other (income) ..............................................             (23)             -               (289)             -
Minority interest ...........................................            (280)             -               (443)             -
                                                                 ------------     ------------     ------------     ------------

        Loss from continuing operations .....................          (1,394)            (182)          (2,075)          (3,341)
Gain on disposal of discontinued operations .................             -                -                -                576
                                                                 ------------     ------------     ------------     ------------
        Loss before cumulative effect of change in accounting
             principle ......................................          (1,394)            (182)          (2,075)          (2,765)
Cumulative effect of change in accounting principle .........             -                -                -               (693)
                                                                 ------------     ------------     ------------     ------------

Net loss ....................................................    $     (1,394)    $       (182)    $     (2,075)    $     (3,458)
                                                                 ============     ============     ============     ============

Basic and diluted net loss per share:
    Loss from continuing operations .........................    $      (0.11)    $      (0.02)    $      (0.17)    $      (0.30)
    Gain on disposal of discontinued operations .............    $        -       $        -                -               0.05
    Cumulative effect of change in accounting principle .....             -                -                -              (0.06)
                                                                 ------------     ------------     ------------     ------------
        Net loss ............................................    $      (0.11)    $      (0.02)    $      (0.17)    $      (0.31)
                                                                 ============     ============     ============     ============

Weighted average shares outstanding .........................      12,540,438       11,866,094       12,475,526       11,277,623
                                                                 ============     ============     ============     ============
Weighted average shares outstanding, assuming dilution ......      12,540,438       11,866,094       12,475,526       11,277,623
                                                                 ============     ============     ============     ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                 eResource Capital Group, Inc. and Subsidiaries
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                 (In thousands)
                                                                          Nine months ended
                                                                              March 31,
                                                                          2003          2002
                                                                       -----------   ----------
Cash flows from operating activities:
Loss from continuing operations .......................................    $(2,075)    $(3,341)
Adjustments to reconcile net loss to net cash used in operations:
       Depreciation and amortization ..................................        348         285
       Bad debt expense ...............................................         44          86
       Common stock issued for services ...............................        -            36
       Stock purchase warrants received for services ..................        -          (279)
       Affiliate balance converted on sale of home technology franchise        -           (80)
       Unrealized loss on stock purchase warrants .....................         50         191
       (Gain) on sale of investments ..................................       (412)        -
       Loss (gain) on disposal of assets ..............................         66        (171)
       Compensation expense related to stock options and warrants .....        532          19
       Deferred debt cost amortization ................................         50         -
       Minority interest ..............................................       (443)        -
       Changes in operating assets and liabilities:
           Accounts and notes receivables .............................        716         (60)
           Inventory ..................................................        (10)       (145)
           Prepaid expenses ...........................................        847        (602)
           Deferred costs and other assets ............................        (46)       (472)
           Accounts payable and accrued expenses ......................        (42)        933
           Due to affiliates ..........................................         37           7
           Unearned income ............................................       (114)        326
                                                                           -------     -------
           Cash used in continuing operations .........................       (452)     (3,267)
       Discontinued operations, net ...................................        -           150
                                                                           -------     -------
           Net cash used in operating activities ......................       (452)     (3,117)

Cash flows from investing activities:
       Purchase of property, plant and equipment ......................       (291)       (225)
       Sale of investments ............................................        439         189
       Sale of assets .................................................        221         (53)
       Cash (paid) in connection with business acquisitions, net ......       (414)       (263)
                                                                           -------     -------
           Net cash used in investing activities ......................        (45)       (352)

Cash flows from financing activities:
       Notes payable proceeds .........................................      1,055       2,553
       Principal debt repayments ......................................       (352)        (30)
       Capital contribution by shareholder ............................        -            50
       Cash raised through LFSI transaction ...........................        274         -
       LFSI private placement sale of common stock ....................        870         -
       Sale of RCG common stock .......................................        119         801
                                                                           -------     -------
           Net cash provided by financing activities ..................      1,966       3,374

Net increase (decrease) in cash and cash equivalents ..................      1,469         (95)
Cash and cash equivalents at beginning of period ......................      1,511       1,286
                                                                           -------     -------

Cash and cash equivalents at end of period ............................    $ 2,980     $ 1,191
                                                                           =======     =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                 eResource Capital Group, Inc. and Subsidiaries
      Notes to the Condensed Consolidated Financial Statements (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION


These financial statements include the operations of eResource Capital Group, Inc. ("RCG") and its subsidiaries (collectively the "Company"). At March 31, 2003, the Company operated businesses in the aviation travel services, home technology, technology solutions and telecommunications call center segments in the United States. In October 2001, the Company changed its name from flightserv.com, Inc. to eResource Capital Group, Inc. to better reflect its plan to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel, entertainment and technology services sectors. Prior to that time, the Company was engaged in the development of its private aviation business and limited commercial real estate activities.

The Company's consolidated financial statements include the assets and liabilities and results of operations of RCG and each business acquired by RCG from the date of its acquisition through March 31, 2003. All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the Securities and Exchange Commission (the "SEC"). Certain prior period amounts have been reclassified to conform to the current period presentation. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position of the Company as of March 31, 2003 and of the results of operations for the periods presented have been included. The financial data at June 30, 2002 is derived from audited financial statements which are included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 and should be read in conjunction with the audited financial statements and notes thereto. Interim results are not necessarily indicative of results for the full year.

The Company experienced net losses in recent fiscal years and a net loss of $2,075,000 during the nine months ended March 31, 2003. The Company used cash of $452,000 in operations, had net purchases of property, plant and equipment of $291,000 and made principal debt repayments of $352,000 during the nine months ended March 31, 2003. In addition, as more fully described in Note 2 below, LFSI completed its acquisition of FutureSmart. The raising of debt and equity financing and the sales of investments, as well as the sale of its subsidiary LST, Inc., as more fully described below, offset this cash loss. At March 31, 2003, the Company had cash and cash equivalents of $2,980,000 and investments of $523,000.


The Company's significant working capital deficit is due primarily to $3,257,000 of current debt, of which approximately $1.8 million is due in the quarter ended September 30, 2003, $720,000 is due on demand and $250,000 is due on demand any time after July 27, 2003. As of March 31, 2003, the Company had a commitment for $535,000 of additional funding from a private investor upon mutually acceptable terms to draw upon throughout the remainder of its fiscal 2003, however, this availability and expected operating cash flows is not sufficient to meet obligations currently due in the next 12 months. During the quarter ended March 31, 2003 the Company secured a loan in the amount of $250,000. In January 31, 2003 the Company contracted with one accredited investor to sell up to 196,641 shares of restricted LFSI stock at $2.00 per share. The agreement noted the closing may occur in traunches but shall be no later than March 31, 2003, unless extended upon mutual written consent. This transaction was not closed and has been terminated. In April, 2003 Michael D. Pruitt, President and CEO of the Company, purchased 500,000 shares of restricted Common Stock at a price of $0.25 per share, or $125,000.

The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments in August 2003 totaling approximately $1.8 million. Additionally, the Company plans on negotiating with its debt holders to extend or convert into stock some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI restricted stock, (iv) the private investor is not able to meet its $535,000 funding obligation to the Company, or
(v) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current stockholders will be diluted.

On September 5, 2002 the Company closed the sale (the "LFSI Transaction") of its subsidiary LST, Inc. ("LST") to Lifestyle Innovations, Inc. ("LFSI"). LFSI is a fully reporting company whose common stock is publicly traded on the over the counter market. The Company's condensed consolidated financial statements should be read in conjunction with all publicly available information of LFSI. Pursuant to this transaction, LST became a wholly-owned subsidiary of LFSI and the Company received 16,000,000 shares of LFSI restricted common stock, which represented approximately 79% of the outstanding stock of LFSI at the closing date. LFSI agreed to complete a registration statement within 90 days of closing (the "Triggering Date") to register the shares of LFSI common stock received by the Company in the LFSI Transaction. LFSI issued an option to the Company for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the Triggering Date. Such option was exercisable only if the registration statement was not filed by the Triggering Date. As a result of the acquisition of FutureSmart Systems, Inc. ("FutureSmart") by LFSI (See Note 2), the Company and LFSI agreed to extend the deadline for the registration statement to May 31, 2003, or a later date consistent with any registration rights associated with the acquisition of FutureSmart or otherwise, or as the parties mutually agree. The registration statement has not been completed and therefore the LFSI common stock held by the Company remains restricted. The LFSI Transaction added approximately $320,000 of cash, $50,000 of which was received in fiscal 2002, and $65,000 of other assets to the existing assets of LST. Additionally, in September 2002 and subsequent to the closing of the LFSI Transaction, LFSI received approximately an additional $870,000 in equity funding from its private placements.

In connection with LFSI's acquisition of FutureSmart as discussed in Note 2 below, the Company agreed that for a period equal to the lesser of (i) March 3, 2005, and (ii) one (1) year from the registration of the shares of common stock of the FutureSmart shareholders, in the event that the Company proposes to transfer fifteen percent (15%) or more of the shares of LFSI's capital stock owned by the Company (other than registered offerings, sales to certain investors, and related party sales), then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions, and the number of shares of LFSI stock that the Company may sell in the transaction shall be correspondingly reduced; provided, however, that the aggregate number of shares that the FutureSmart shareholders may sell in any proposed sale transaction may not exceed twenty-five percent (25%) of the total number of shares to be sold by the Company.

LFSI completed its acquisition of FutureSmart effective March 7, 2003 after which date the results of operations of FutureSmart are included in the results of LFSI. The acquisition is discussed in Note 2 below.

Minority interest represents the minority shareholders' share of income or losses of LFSI, a consolidated subsidiary. The minority interest in the consolidated balance sheet reflect the original investment by these minority shareholders in this consolidated subsidiary, along with their proportional share of the losses of the subsidiary. Minority interest also reflects LFSI's subsequent sales of LFSI common stock, issuance of common stock warrants and preferred stock, and the Company's cost basis in LFSI stock sold.

The Company's aviation travel services business owns 50% of Flightfuel, Inc. ("Flightfuel"), which was created in November 2002 to perform fuel management services to a select group of clients. Flightfuel negotiates directly with suppliers and other providers of aviation fuel on behalf of their clients and arranges for fueling of the clients charter aircraft at both domestic and international destinations. Flightfuel charges a per gallon agency fee for their services. Flightfuel purchases the fuel on behalf of the client, coordinates with ground fueling agents, remits funds to the suppliers and ground handlers and invoices the client. Currently, Flightfuel clients include the Company's aviation travel services business and Southeast Airlines. The Company's investment in Flightfuel is accounted for using the equity method of accounting. The Company records its investment in Flightfuel on the condensed consolidated balance sheet in "Deferred costs and other assets" and its share of Flightfuel's earnings, net of taxes, as "Other (income)" on the condensed consolidated statements of operations. The Company's investment in Flightfuel at March 31, 2003 was $22,000. The Company's share of Flightfuel's earnings for the quarter and nine months ended March 31, 2003 was $17,000 and $18,000, respectively.

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

During the three months ended March 31, 2003, sales to Vacation Express Inc. ("Vacation Express") and Suntrips, Inc. ("Suntrips"), both subsidiaries of MyTravel Group, plc ("MyTravel Group"), customers of the Company's aviation travel services business, represented 71% of the Company's consolidated revenue. For the nine-months then ended, sales to these customers represented 70% of the Company's consolidated revenue. The Vacation Express and Suntrips programs are three year programs with termination dates of December 30, 2004 and June 30, 2005, respectively. The Vactaion Express contract allows for a three year extension based on the mutual consent of both parties and the Suntrips contract allows for two consecutive one year renewals at the option of Suntrips. For the three months ended March 31, 2002, sales to Vacation Express represented 66% of the Company's consolidated revenue. For the nine-months then ended, sales to Vacation Express and Aviation Network Services, also a customer of the Company's aviation travel services business, represented 50% and 13%, respectively, of the Company's consolidated revenue.

INVENTORY

Inventory consists mainly of materials, labor and overhead costs as well as purchased components used in the Company's home technology business. Inventory is recorded at the lower of cost or market with cost being determined on a first-in, first-out basis.

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

Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with Statement of Financial Accounting Standards ("FAS") No. 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received. Unrealized gains and (losses) for the three months and nine months ended March 31, 2003 aggregated $17,000 and $(50,000), respectively, versus unrealized gains and (losses) of $166,000 and $(191,000), respectively, in the three and nine months ended March 31, 2002.

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

As more fully described in Note 2, in March 2003, the Company acquired FutureSmart, which resulted in the recording of $2,864,000 in goodwill.

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

Revenues related to FutureSmart product sales are typically recognized at the time the product is shipped. Generally, FutureSmart transfers the risks and rewards of the products, including title, at this time. FutureSmart records reserves for sales returns and uncollectible accounts, at the time the product is shipped.

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

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 4,391,310 and 3,647,720 shares of Common Stock were outstanding at March 31, 2003 and 2002, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share for the three and nine months ended March 31, 2003 and 2002 as the impact would have been anti-dilutive.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense aggregated $141,000 and $39,000 for the three months ended March 31, 2003 and 2002, respectively, and $294,000 and $220,000 for the nine months ended March 31, 2003 and 2002, respectively.

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

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for stock option grants using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and options and warrants issued to non-employees under FAS No. 123, "Accounting For Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with FAS No. 123.

FAS No. 148, "Accounting for Stock-Based Compensation" requires the disclosure of pro forma information regarding net loss required by FAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that statement. The fair value for the Company's options was estimated at the date of grant using the Black-Scholes Model with the following weighted average assumptions for fiscal 2002; risk-free interest rate range of 3.62% to 4.76%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock of .974; and an expected life of the option of 3 to 5 years. The weighted average grant date fair value of options granted in 2002 was $0.24 per share. For fiscal 2003 grants, the fair value of these options was estimated at the date of grant using the Black-Scholes Model with the following assumptions, risk-free interest rate of 2.72%, no dividend yield, volatility factor of the expected market price of the Company's Common Stock of ..820, and an expected life of the option of 5 years.

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

The following pro forma amounts also include the Company's proportionate share of LFSI's stock-based compensation that would have been reported under FAS 123 as disclosed in LFSI's consolidated financial statements.

The Company's pro forma net loss and net loss per share assuming compensation cost was determined under FAS No. 123 for all options would have been the following:


                                                       Three months Ended March 31,    Nine months Ended March 31,
                                                       ----------------------------    ---------------------------
                                                            2003         2002             2003        2002
                                                            ----         ----             ----        ----

Net loss as reported .................................    $(1,394)    $  (182)          $(2,075)    $(3,458)

Basic and diluted net loss per share as reported .....    $ (0.11)    $ (0.02)          $ (0.17)    $ (0.31)

Stock-based compensation included in net loss as
  reported ...........................................    $   468     $     7           $   532     $    19

Stock-based compensation that would have been reported
  under FAS 123 ......................................    $(1,450)    $  (235)          $(2,164)    $(1,128)

Pro forma net loss as if stock-based compensation had
been reported under FAS 123 ..........................    $(2,376)    $  (410)          $(3,707)    $(4,567)

Pro forma basic and diluted net loss per share as if
stock-based compensation had been reported under FAS 123  $ (0.19)    $ (0.03)          $ (0.30)    $ (0.40)



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

HOME TECHNOLOGY

On April 3, 2001, the Company acquired LST in exchange for 1,153,525 shares of Common Stock pursuant to certain stock purchase agreements. Including direct acquisitions costs, the total purchase price aggregated $7,695,586 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Lifestyle's net assets on the acquisition date aggregating $8,069,669 was allocated to goodwill.

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

Michael D. Pruitt, President and CEO of the Company, was a 3.2% shareholder of LST prior to the acquisition by the Company. Avenel Ventures, Inc., then a subsidiary of the Company, was a 3.5% shareholder of LST to the acquisition by the Company.

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

On March 7, 2003 LFSI completed its acquisition on FutureSmart, a manufacturer and distributor of structured wiring and home networking distribution panels. The consolidated financial statements include the results of FutureSmart from the date of acquisition.

The purchase price of $801,910 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $477,080 in direct transaction costs.

The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS No. 141, and the Company has accordingly allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated $2,864,000, which was allocated to goodwill. The allocation of the purchase price has not been finalized; however, the Company does not expect material changes.

Pursuant to the acquisition agreement, the shareholders of FutureSmart could receive "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieves certain "Performance Milestones."

The following table is prepared on a pro forma basis for the three and nine month periods ended March 31, 2003 and 2002 as though FutureSmart had been acquired as of the beginning of the period presented (unaudited: in thousands except per share amounts):


                                     Three Months Ended March 31,        Nine Months Ended March 31,
                                     ----------------------------        ---------------------------
                                        2003           2002                2003            2002
                                        ----           ----                ----            ----

Revenues .......................      $ 19,330       $ 11,724            $ 57,390       $ 31,270

Net loss .......................        (1,853)          (758)             (3,796)        (6,781)

Basic and diluted loss per share      $  (0.15)      $  (0.06)           $  (0.30)      $  (0.60)

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be achieved from combining the operations.

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

On February 13, 2001, the Company acquired all of the common stock of Avenel Ventures in exchange for 957,143 shares of Common Stock pursuant to a share exchange purchase agreement dated as of November 8, 2000. The total purchase price aggregated $6,834,000 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of Avenel Ventures' net assets on the acquisition date aggregating $5,610,144 was allocated to goodwill. The Avenel Ventures business forms the core of the Company's current corporate staff, which incorporates its business advisory activities. Michael D. Pruitt, the Company's current President and CEO, was an officer, director, and 4.9% shareholder of Avenel Ventures prior to the acquisition. Melinda Morris Zanoni, the Company's Executive Vice President, was an officer, director and 29.9% shareholder of Avenel Ventures at the time of acquisition.

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

In December 2002, the Company's aviation travel services business assumed operational responsibility of the call center operations located in Pensacola FL. Investments have been made in new reservations software, related computer equipment, and additional employees to support increased call volumes associated with the Company's Interstate Jet programs. The Southeast Airlines "Club 59" program has been discontinued due to reduced call volumes from Southeast and the reservations center is now focusing on the Interstate Jet programs.

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

NOTE 3.  INVESTMENTS

Investments consist of the following (in thousands):
                                           March 31, 2003                                      June 30, 2002
                                           --------------                                       -------------
                                                Net                                                  Net
                                             Unrealized      Fair                                 Unrealized        Fair
                              Cost             (Loss)        Value                   Cost           (Loss)          Value
                             ------            -----        ------                  ------           -----         ------
Equity securities            $  640           $ (194)         $446                   $ 712           $ (51)         $ 661
Certificates of deposit          26              -              26                      52             -               52
                            --------         --------        ------                 -------         -------        ------

                             $  666           $ (194)         $472                   $ 764           $ (51)         $ 713
                            ========         ========                               =======         =======
Stock purchase warrants                                         51                                                    101
                                                             ------                                                ------

                                                              $523                                                  $ 814
                                                             ======                                                ======



The Company's certificate of deposit at March 31, 2003 is pledged as collateral security for the Company's letter of credit for a trade credit line. As of March 31, 2003, $300,000 of the Company's equity securities relate to a privately held company that provides high speed internet access to the hotel industry. The executive vice president of the Company's aviation travel services business is a director and shareholder of this company.

The net unrealized loss on equity securities included $0 and $45,000 of gross unrealized accumulated gains at March 31, 2003 and June 30, 2002, respectively.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):


                                              March 31,               June 30,
                                                2003                    2002
                                                ----                    ----

Land, buildings and improvements                  160                    382
Furniture and fixtures                            423                    430
Computers and office equipment                  1,495                  1,155
Software                                          379                    252
Showroom, trade booths  (home technology)         185                    102
Vehicles (home technology)                         12                     12
                                             ----------              -----------
                                                2,654                  2,333
Accumulated depreciation                       (1,129)                  (861)
                                             ----------              -----------
                                              $ 1,525                $ 1,472
                                             ==========              ===========

NOTE 5.  NOTES PAYABLE

Notes payable consists of the following (in thousands):
                                                                                                        March 31,      June 30,
                                                                                                          2003           2002
                                                                                                          ----           ----
Convertible notes payable - due on demand after March 5, 2005 bearing interest at 7% (1) .........      $ 1,900     $     -
Note payable - due on demand bearing interest at the prime rate plus 1.0% and secured by assets
pledged by an affiliate of the Company ...........................................................          100           100
Note payable - due on demand bearing interest at 10% and secured by certain real estate ..........           34           -
Note payable - due on demand bearing interest at 6% ..............................................          500           -
Notes payable - unsecured and due on demand ......................................................           85            55
Note payable - unsecured and due on demand after July 27, 2003 ...................................          250           -
Note payable - due October 1, 2003 bearing interest at 12% .......................................          225           -
Note payables - due in August 2003 with interest imputed at 8% and unsecured (2) .................          268           413
Note payables - due in August 2003 with interest imputed at 8% and unsecured .....................          -              50
Note payable - due in August 2003 with interest at 10% and collateralized by certain home
technology assets.................................................................................          300           300

Note payables - due in August 2003 with interest at 12% and unsecured ............................          352           382
Note payable - due in August 2003 with interest at 10% and unsecured (2) .........................          200           200
Note payable - due in August 2003 with interest at 12% and collateralized by certain home
technology accounts receivable and inventory (3) .................................................          650           650
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005, interest
payable at 8% and collateralized by home technology accounts receivable ..........................          190           217
Note payable - due in monthly installments of $6,500, interest payable at 10.75%, secured by .....          113
FutureSmart assets
Capital lease obligation at 12% due in monthly installments of $710 through September 2004 .......            6            11
Capital lease obligation at 8.5%  due in monthly installments of $1,007 through November 2005 ....           29           -
Capital lease obligations at 10.5%-21.4% due in monthly installments of $3,487 (4) ...............          103           -
Mortgage payable to a bank in monthly installments of $1,751, including interest at 7.96% and
collateralized by the assets of the internet/technology solutions business .......................          -             179
Note payable - $150,000 due December 31, 2003 and $600,000 due December 31, 2004
with interest at 12% and collateralized  by certain aviation travel service  business assets,
less discount of $47,000(5).......................................................................          703           704
                                                                                                        -------       -------
                                                                                                          6,008         3,261
Less current maturities, including demand notes ..................................................       (3,257)         (407)
                                                                                                        -------       -------
Long-term portion ................................................................................      $ 2,751       $ 2,854
                                                                                                        =======       =======

(1) Interest is payable in advance by issuance of LFSI common stock as is determined by dividing the amount of such interest by $2.50. These notes are convertible into shares of LFSI common stock at a conversion price of $2.75.
(2) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the ten days immediately preceeding the conversion date.
(3) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.
(4) Lease terms range from through March 2006 to November 2006 and are secured by certain assets of FutureSmart
(5) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions.

The $100,000 note payable bearing interest at prime plus 1.0% is currently past due. The Company is trying to extend the payment of this balance. There can be no assurance that the Company will be successful in extending the balance due.

During the quarter March 31, 2003 the Company's technology solutions business established a line of credit secured by the accounts receivable of a portion of the technology solutions business. The line of credit is in the amount of $1 million and bears interest at a rate of prime plus 2%. The facility includes other administrative costs. As of March 31, 2003 the Company was in violation on certain financial covenants under this line of credit. The Company obtained a waiver from the financial institution during May 2003. The Company had no balances outstanding under this line of credit as of March 31, 2003.

NOTE 6.  INCOME TAXES

As of March 31, 2003, the Company had approximately $38 million of net operating loss carry forwards ("NOLs") for federal income tax purposes, which expire between 2019 through 2022. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to the substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOLs could be limited.

In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company's 1996 and 1997 tax returns and one of its subsidiary's 1994 and 1995 tax returns, which the Company has appealed. At March 31, 2003 and June 30, 2002, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 7.  COMMON STOCK AND PAID IN CAPITAL

In the quarter ended March 31, 2003, the Company received into treasury 52,857 shares of Common Stock from Glenn Barrett in partial payment of balances owed by Mr. Barrett to the Company. The shares were valued at $24,000. See related party disclosures regarding Mr. Barrett in Note 10 below.

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

In the quarter ended September 30, 2002, the Company issued an aggregate of 177,143 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $0.70 per share. In fiscal 2002 the Company issued an aggregate of 1,251,429 shares of restricted Common Stock in connection with this private placement at $0.70 per share. Through March 31, 2003, the total proceeds raised in this private placement were $977,500 net of direct expenses.

In July 2002, the Company issued 14,286 shares of restricted Common Stock from treasury stock with the termination of a contract with a service provider.

NOTE 8. STOCK OPTIONS AND WARRANTS

The following table summarizes the outstanding options at March 31, 2003 and
June 30, 2002:
                 March 31, 2003                                                     June 30, 2002
                 --------------                                                     -------------
                                                Vesting                                                      Vesting
                   Exercise     Term            Period                             Exercise      Term         Period
   Shares           Price      (Years)         (Months)           Shares           Price       (Years)       (Months)
  -------          ------      -------         --------           -------          ------      -------       --------

  580,000     $     0.55          10             12
  350,000           0.75           7             48
    3,000           1.15           7             48
   87,857           1.26          10 *           48 *             87,857      $     1.26          10 *          48 *
  436,428        1.75 to 1.96     10          12 to 48           479,286        1.75 to 1.96      10          12 to 48
  242,857           4.90          10             12              328,571            4.90          10            12
  142,857           5.25          10           --                142,857            5.25          10          --
    6,015           5.46          10             18                8,328            5.46          10             18
   35,714           5.88          10           36 to 42           35,714            5.88          10          36 to 42
   63,350           5.95          10           12 to 38           96,476            5.95          10          12 to 38
   10,000           6.65          10           12 to 46           38,571            6.65          10          12 to 46
   14,286           7.00          10             46               14,286            7.00          10             46
   71,429          10.08          10           --                 71,429           10.08          10           --
   17,857          21.00          10           --                 17,857           21.00          10           --
---------                                                       ---------
2,061,650                                                      1,321,232
=========                                                      ==========

* 35,714 non-qualified options issued to an employee in December 2001 have a three-year term and are fully vested.



Of the options outstanding at March 31, 2003, 1,019,061 are exercisable.

The following table summarizes the outstanding warrants at March 31, 2003 and June 30, 2002:


               March 31,2003                                                 June 30, 2002
             -----------------                                               -------------
                  Exercise            Term                                         Exercise         Term
     Shares        Price            (Months)                      Shares            Price          (Months)
     ------       -----            --------                      ------             -----           --------

    793,768       $ 0.28             54                             793,768         $ 0.28            54
     37,500    1.05 to 1.75          36                             150,000        1.05 to 1.75       36
     42,857         2.45             36                              42,857           2.45            36
     57,143         3.50             120                             57,143           3.50            120
    679,106         5.25             120                            679,106           5.25            120
     14,286         5.67             48                              14,286           5.67            48
      1,429         7.00             --                               1,429           7.00            --
      7,143         7.70             36                               7,143           7.70            36
     96,428        12.25             --                              96,428          12.25            --
     82,143        21.00              *                              82,143          21.00             *
    517,857        28.00            120*                            517,857          28.00           120*
------------                                                    -------------
  2,329,660                                                        2,442,160
============                                                    ============

* All of the $21.00 warrants and 82,143 of the $28.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

All of the warrants issued by the Company are exercisable, except for 3,571 with an exercise price of $5.67 that vest over 3 years and 7,143 with an exercise price of $12.25 that vest upon the holder meeting the requirements of a capital raise commitment.

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

NOTE 9:  GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

Following is a summary of the Company's general and administrative expenses (in thousands):

                                 Three Months Ended March 31,     Nine Months Emded March 31,

                                      2003         2002                2003         2002
                                      ----         ----                ----         ----

Compensation expense ........      $ 1,396      $   831              $ 3,695      $ 3,048
Legal and professional fees .          160          130                  438          380
Public and investor relations            4          (46)                  51           28
Marketing and advertising ...          141           39                  294          220
Rent expense ................          115          136                  393          465
Insurance ...................           86           84                  205          280
Telecommunications ..........           98           51                  277          230
Office and printing expense .          163          145                  384          352
Travel and entertainment ....          102           60                  304          220
Other .......................          139          150                  302          288
                                   -------      -------              -------      -------
                                   $ 2,404      $ 1,580              $ 6,343      $ 5,511
                                   =======      =======              =======      =======


NOTE 10. RELATED PARTY TRANSACTIONS

Amounts due to affiliates consisted of the following (in thousands):


                                                     March 31, June 30,
                                                       2003      2002
                                                       ----      ----

Note and interest payable to Mr. Pruitt ........      $ 33        28
Advance payable to Mr. Pruitt ..................        26        26
Amounts payable to a company owned by Mr. Pruitt         6       108
Interest payable on balances owed to Mr. Gordon
  and a company Mr. Gordon is president of .....       143        88
Advance payable to Mr. Gordon ..................        85         -
                                                      ----      ----
                                                      $293      $250
                                                      ====      ====



The note and interest payable to Mr. Pruitt represents principal of $11,000 plus accrued interest. The note bears interest at 12% per annum and is due on demand. The advance payable to Mr. Pruitt and amounts payable to the company owned by Mr. Pruitt bear interest at 8% and are due on demand.

Mr. Pruitt has pledged certain of his personal assets to secure a $100,000 bank credit facility for the Company's home technology business. At March 31, 2003, the balance outstanding on this bank facility was $100,000. As noted in Note 5 above, the balance is currently past due and the Company is trying to extend the payment of this balance. There can be no assurance that the Company will be successful in extending the balance due.

Mr. Pruitt is also a minority investor in a company that he is a director of that has purchased franchise licenses and business operations of the Company's home technology business in three markets in South Carolina, and in another company that is a franchisee of the Company's home technology business in three locations in the state of Maryland. The franchise locations in South Carolina owed the Company and its subsidiaries $47,000 and $107,000 at March 31, 2003 and June 30, 2002. The franchise locations in Maryland owed the Company and its subsidiaries $13,000 and $16,000 at March 31, 2003 and June 30, 2002.

As noted in Note 1, in April, 2003 Michael D. Pruitt, President and CEO of the Company, purchased 500,000 shares of restricted Common Stock at a price of $0.25 per share, or $125,000.

As noted in Note 3 above, the Company owns an equity interest in a privately held company in which the executive vice president of the Company's aviation travel services business is a director and shareholder. Avenel Ventures owned this equity interest prior to being acquired by the Company.

Paul B. Johnson, a previous director of the Company, is an investor in a company, which in November 2001 became a franchisee of the Company's home technology business in the Dallas, Texas market and purchased franchises for two additional Dallas, Texas markets during the quarter ended March 31, 2003. In addition, Mr. Johnson was named Chief Executive Officer and a board member of Lifestyle Innovations, Inc., which acquired the Company's home technology business in September 2002 as further described in Note 2 to these financial statements. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. Mr. Johnson resigned as Chief Executive Officer and as a board member from Lifestyle Innovations, Inc. during March 2003 and remained President and Treasurer. The Dallas franchise locations owed the Company and its subsidiaries $88,000 and $14,000 at March 31, 2003 and June 30, 2002.

During fiscal 2002, Glenn Barrett resigned as President of LST and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to service the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises. LVA's low voltage wiring business pays royalties on products purchased from the Company at the same rate as the Company's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $287,000 and $235,000 at March 31, 2003 and June 30, 2002, respectively. As noted in Note 7 above, in the quarter ended March 31, 2003, the Company received into treasury 52,857 shares of Common Stock from Glenn Barrett in partial payment of balances owed by Mr. Barrett to the Company. The shares were valued at $24,000.

During fiscal 2002, G. David Gordon, an RCG shareholder, and a company in which he is the president and a shareholder, loaned the Company and its subsidiaries $1,144,000 at interest rates of 8% to 12%. At March 31, 2003 and June 30, 2002, total debt outstanding to Mr. Gordon and this company was $1,370,000 and $1,500,000, respectively. Interest owed on these balances totaled $143,000 and $88,000 at March 31, 2003 and June 30, 2002, respectively. During the nine months ended March 31, 2003, Mr. Gordon advanced $85,000 to the Company. This amount is payable upon demand. Mr. Gordon has an ownership interest in ten of the Company's home technology business franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000. He also acts as special legal counsel to the Company from time to time. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt as discussed, the three markets in Dallas, Texas along with Mr. Johnson, and four additional markets in Houston, TX, Raleigh, NC, Wilmington, NC and Greensboro, NC. These four additional markets owed the Company and its subsidiaries $84,000 and $167,000 at March 31, 2003 and June 30, 2002.

NOTE 11.  BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands):

Three months ended March 31, 2003:                       Aviation
                                                           Travel       Call      Technology    Home
                                                          Services     Center      Solutions  Technology  Corporate     Total
                                                          --------      ------    ---------   ----------  ---------     -----
Revenue ...............................................   $ 15,514     $   -      $  2,146    $    991    $    -      $ 18,651
Income (loss) from continuing operations ..............        (29)        (10)       (183)       (801)       (371)     (1,394)
Identifiable assets ...................................      6,217          48       9,554      15,077       1,627      32,523
Capital expenditures ..................................         48         (38)          4          40         -            54
Depreciation and amortization .........................         22           3          51          33           4         113

Three months ended March 31, 2002: ....................   Aviation
                                                           Travel       Call    Technology      Home
                                                          Services     Center    Solutions   Technology  Corporate      Total
-------------------------------------------------------   --------    --------    --------    --------    --------    --------
Revenue ...............................................   $  6,669    $     14    $  2,233    $    629    $    202    $  9,747
Income (loss) from continuing operations ..............         98         (14)        (69)       (359)        162        (182)
Identifiable assets ...................................      3,737         380      10,445      10,361       3,693      28,616
Capital expenditures ..................................          5         -            10          38           1          54
Depreciation and amortization .........................         15           4          58          20           4         101

Nine months ended March 31, 2003: .....................   Aviation               Internet/
                                                           Travel       Call    Technology      Home
                                                          Services     Center    Solutions   Technology  Corporate      Total
-------------------------------------------------------   --------    --------    --------    --------    --------    --------
Revenue ...............................................   $ 44,292    $     23    $  7,851    $  2,089    $    -      $ 54,255
Income (loss) from continuing operations ..............        824        (137)       (290)     (1,685)       (787)     (2,075)
Identifiable assets ...................................      6,217          48       9,554      15,077       1,627      32,523
Capital expenditures ..................................        167         (25)         67          82         -           291
Depreciation and amortization .........................         43          25         173          97          10         348

Nine months ended March 31, 2002: .....................    Aviation              Internet/
                                                            Travel      Call    Technology      Home
                                                           Services    Center    Solutions   Technology  Corporate      Total
-------------------------------------------------------   --------    --------    --------    --------    --------    --------
Revenue ...............................................   $ 17,022    $     50    $  6,800    $  2,366    $    279    $ 26,517
Income (loss) from continuing operations ..............       (844)        (85)       (575)       (660)     (1,177)     (3,341)
Identifiable assets ...................................      3,737         380      10,445      10,361       3,693      28,616
Capital expenditures ..................................         11         -            65         148           1         225
Depreciation and amortization .........................         37          13         170          57           8         285




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

For calendar year 2002 the parties are in the process of finalizing an agreed upon amount of shortfall that would be due the air carrier by the Aviation Business. Vacation Express agrees that the amount it would owe the Aviation Business would exceed this amount and therefore is negotiating directly with the air carrier. Vacation Express would pay this amount directly to the air carrier. The Aviation Business does not anticipate incurring a net loss on these guarantees and has not accrued any such loss on its balance sheet as of March 31, 2003.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table summarizes results of operations for the three and nine months ended March 31, 2003 and 2002 (in thousands):

                                                 Three Months Ended    Three Months Ended  Nine Months Ended  Nine Months Ended
                                                    March 31, 2003        March 31, 2002    March 31, 2003      March 31, 2002
                                                --------------------   ------------------ -------------------  -----------------
                                                               % of              % of               % of                  % of
                                                              Revenue           Revenue             Revenue              Revenue
                                                              -------           -------             -------             -------
Revenue:
Services ........................................  $ 15,892      85.2% $ 7,321    71.7%   $45,317    83.5%   $ 19,022      71.7%
Product sales ...................................     2,759      14.8%   2,426    24.9%     8,938    16.5%      7,495      28.3%
                                                    --------     ----- --------   -----   -------   -----    --------    -------
       Total revenue ............................    18,651     100.0%   9,747   100.0%    54,255   100.0%     26,517     100.0%
                                                    --------     ----- --------   -----   -------   -----    --------    -------
Services ........................................    14,887      79.8%   6,225    63.9%    42,097    77.6%     17,493      66.0%
Product sales ...................................     2,291      12.3%   2,185    22.4%     7,679    14.2%      6,351      24.0%
                                                    --------     ----- --------   -----   -------   -----    --------    -------
       Total cost of revenue ....................    17,178      92.1%   8,410    86.3%    49,776    91.7%     23,844      89.9%
                                                    --------     ----- --------   -----   -------   -----    --------    -------

       Gross profit .............................     1,473       7.9%   1,337    13.7%     4,479     8.3%      2,673      10.1%
                                                    --------     ----- --------   -----   -------   -----    --------    -------
Selling, general and administrative expenses -
compensation related to issuance of stock options
and warrants ....................................       468       2.5%       7     0.1%       532     1.0%         19       0.1%
Selling, general and administrative expenses -
other ...........................................     2,404      12.9%   1,580    16.2%     6,343    11.7%      5,511      20.8%
Provision for bad debts .........................        38       0.2%      20     0.2%        44     0.1%         86       0.3%
Depreciation and amortization ...................       113       0.6%     101     1.0%       348     0.6%        285       1.1%
                                                    --------     ----- --------   -----   -------   -----    --------    -------
       Operating costs and expenses .............     3,023      16.2%   1,708    17.5%     7,267    13.4%      5,901      22.3%
                                                    --------     ----- --------   -----   -------   -----    --------    -------

       Operating loss ...........................    (1,550)     -8.3%    (371)   -3.8%    (2,788)   -5.1%     (3,228)    -12.2%

Interest expense, net ...........................       119       0.6%      93     1.0%       315     0.6%        186       0.7%
(Gain) loss on investments, net .................        (8)      0.0%    (282)   -2.9%      (362)   -0.7%         98       0.4%
Loss (gain) on disposal of assets ...............        36       0.2%     -       0.0%        66     0.1%       (171)     -0.6%
Other (income) ..................................       (23)     -0.1%     -       0.0%      (289)   -0.5%        -         0.0%
Minority interest ...............................      (280)     -1.5%     -       0.0%      (443)   -0.8%        -         0.0%
                                                    --------     ----- --------   -----   -------   -----    --------    -------

       Loss from continuing operations ..........    (1,394)     -7.5%    (182)   -1.9%    (2,075)   -3.8%     (3,341)    -12.6%
Gain on disposal of discontinued operations .....       -         0.0%     -       0.0%     -         0.0%        576       2.2%
                                                    --------     ----- --------   -----   -------   -----    --------    -------
       Loss before cumulative effect of change in
          accounting principle ..................    (1,394)     -7.5%    (182)   -1.9%    (2,075)   -3.8%     (2,765)    -10.4%
Cumulative effect of change in accounting
principle .......................................       -         0.0%     -       0.0%     -         0.0%       (693)   -2.6%
                                                    --------     ----- --------   -----   -------   -----    --------    -------
Net loss ........................................  $ (1,394)     -7.5  $  (182)   -1.9%  $ (2,075)   -3.8%   $ (3,458)   -13.0%
                                                    ========     ===== ========   =====   =======   =====    ========    =======


The Company's revenues in the three and nine months ended March 31, 2003 were $18,651,000 and $54,255,000, respectively, compared to $9,747,000 and
$26,517,000, respectively, in the same periods a year ago. The increase in the three months ended March 31, 2003 as compared to the prior year is due primarily to the aviation travel services expanded charter aviation business as well as revenues recognized by FutureSmart. This increase was partially offset by a decrease in technology solutions revenues and the prior year amount including corporate revenues generated from fees received for investment banking services. The increase in the nine months ended March 31, 2003 is also due primarily to the aviation travel services expanded charter aviation business as well as revenues recognized by FutureSmart, as well as the technology solutions expanded sales activity in the computer software business. These increases were partially offset by the decrease in revenues from the home technology business due to a reduction in the sale of franchises from twelve for the nine months ended March 31, 2002 to three for the nine months ended March 31, 2003 and a focused reduction of business with certain unprofitable customers, partially offset by increased revenues from franchise royalties. The increase for the nine months ended March 31, 2003 as compared to the prior year was also partially offset by the prior year amount including corporate revenues generated from fees received for investment banking services

During the three months ended March 31, 2003, sales to Vacation Express Inc. ("Vacation Express") and Suntrips, Inc. ("Suntrips"), both subsidiaries of MyTravel Group, plc ("MyTravel Group"), customers of the Company's aviation travel services business, represented 71% of the Company's consolidated revenue. For the nine-months then ended, sales to these customers represented 70% of the Company's consolidated revenue. The Vacation Express and Suntrips programs are three year programs with termination dates of December 30, 2004 and June 30, 2005, respectively. The Vactaion Express contract allows for a three year extension based on the mutual consent of both parties and the Suntrips contract allows for two consecutive one year renewals at the option of Suntrips. For the three months ended March 31, 2002, sales to Vacation Express represented 66% of the Company's consolidated revenue. For the nine-months then ended, sales to Vacation Express and Aviation Network Services, also a customer of the Company's aviation travel services business, represented 50% and 13%, respectively, of the Company's consolidated revenue.

Gross profit in the three and nine months ended March 31, 2003 was $1,473,000 and $4,479,000, respectively, compared to $1,337,000 and $2,673,000, respectively, in the same periods a year ago. The increases in the current period are primarily due to the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit, as well as an increase in the home technology gross profit as a result of FutureSmart. These increases were partially offset by a reduction in gross profit of the technology solutions business as a result in the change in revenue mix from internet and data networking consulting, which are relatively higher margin businesses in comparison to its lower margin software resale activities. The Company reported a 7.9% overall gross margin in the quarter ended March 31, 2003 compared to 13.7% in the same period a year ago. The decrease in gross margin percentage is primarily due to the aviation travel services division, which operates at lower gross margin percentages than the Company's other business segments, representing 83% of the Company's revenues during the three months ended March 31, 2003, compared to 68% a year ago, while the technology solutions division, which operated at margins of 18.4% in the prior year quarter, represented 23% of the Company's consolidated revenues in the prior year. The Company reported an 8.3% overall gross margin during the nine months ended March 31, 2003 compared to 10.1% in the same period a year ago.

In the three and nine months ended March 31, 2003, the Company reported $468,000 and $532,000, respectively, of non-cash expense related to the issuance of options and warrants. The Company incurred $7,000 and $19,000 of such expense in the three and nine months ended March 31, 2002, respectively. The increase in the current year is primarily due to compensation expense of approximately $460,000 related to stock options issued by LFSI to its Chief Executive Officer.

Selling, general and administrative expenses-other in the three and nine months ended March 31, 2003 was $2,404,000 and $6,343,000, respectively, compared to $1,580,000 and $5,511,000, respectively, in the comparable periods a year ago. The increase in current year quarter is primarily due to an increase in compensation expense of approximately $565,000. This increase was primarily due to aviation travel services business having an increase in headcount as a result of an increased revenue base resulting from the Vacation Express contract that began on December 20, 2001. The prior year compensation expense for the aviation travel services business was also reduced from a normal level due to the events of September 11, 2001, as employees voluntarily reduced their wages due to the slowdown in business.

Provision for bad debts in the three and nine months ended March 31, 2003 was $38,000 and $44,000, respectively, compared to $20,000 and $86,000, respectively, in the comparable periods a year ago. The prior year amount was primarily the result of a bad debt incurred in the Company's technology solutions business.

The Company's depreciation and amortization expense in the three and nine months ended March 31, 2003 was $113,000 and $348,000, respectively, compared to $101,000 and $285,000, respectively, in the same periods a year ago. The increase is due primarily to depreciation of fixed asset additions.

In the three and nine months ended March 31, 2003, the Company incurred $119,000 and $315,000, respectively, of net interest expense, compared to $93,000 and $186,000, respectively. The increase was due to the Company's debt portfolio which increased from approximately $668,000 at June 30, 2001 to $6,008,000 at March 31, 2003.

In the three and nine months ended March 31, 2003, the Company recorded net gains on investments of $8,000 and $362,000, respectively, of which $0 and $441,000, respectively, relate to Company's sale in the corresponding periods of LFSI restricted stock obtained in the LFSI Transaction. In September 2002, the Company completed the private sale of 125,000 shares of LFSI restricted common stock to a private investor. The Company sold these shares at $2.00 per share and received $250,000 in proceeds as a result of this sale. $150,000 of the proceeds was received in September 2002 with the balance being received in October 2002. During the three months ended December 31, 2002 the Company completed the private sales of an additional 60,000 shares of the LFSI restricted stock to the same private investor. These shares were also sold for $2.00 per share, resulting in proceeds to the Company of $120,000. During the quarter ended December 31, 2002 the Company issued 78,359 shares of the LFSI restricted stock to a debt holder of the Company in satisfaction of outstanding principal and interest totaling $156,718. During the quarter ended March 31, 2003 the Company issued 25,000 shares of the LFSI restricted stock as prepaid interest on the $250,000 loan secured during January of 2003 and another 20,000 shares of LFSI restricted stock as payment for a certain sponsorship. The net gain on all investment activity during the three and nine months ended March 31, 2003 is net of gains (losses) of approximately $17,000 and $(50,000), respectively, related to non-cash market adjustments of common stock purchase warrants. For the three and nine months ended March 31, 2002, the Company recognized a net gain (loss) on investments of $282,000 and $(98,000), respectively. The results for the nine months ended March 31, 2002 also include a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises.

In the quarter ended September 30, 2002, the Company's aviation travel services business received $263,000 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. This amount is recorded as other income in the consolidated statements of operations.

Minority interest on consolidated statements of operations represents the minority shareholders' share of losses of LFSI for the three and nine months ended March 31, 2003.

The Company realized a gain of $576,000 on the sale of its discontinued commercial real estate business in the nine months ended March 31, 2002.

In the quarter ended September 30, 2001, the Company recorded the cumulative effect of a change in accounting principle of $693,000, increasing the Company's reported net loss, as a result of its implementation of FAS 142. This adjustment was recorded as of July 1, 2001.

Continuing Operations of Business Segments

The following table summarizes results of continuing operations by business segment for the three and nine months ended March 31, 2003 and 2002 (in thousands):

                                     Three Months Ended March 31, 2003             Three Months Ended March 31, 2002
                                                    Gross
                                                   Profit                                      Gross          Income
                                    Revenues      (Deficit)       (Loss)         Revenues      Profit         (Loss)
                                    --------      ---------       ------         --------     ------          ------
Aviation Travel Services .....      $15,514        $   788       $   (29)        $ 6,669      $   500        $    98
Telecommunications Call Center          -              (18)          (10)             14           14            (14)
Home Technology ..............          991            388          (801)            629          210           (359)
Technology Solutions .........        2,146            315          (183)          2,233          411            (69)
Corporate ....................          -              -            (371)            202          202            162
                                    -------        -------       -------         -------      -------        -------

                                    $18,651        $ 1,473       $(1,394)        $ 9,747      $ 1,337        $  (182)
                                    =======        =======       =======         =======      =======        =======

                                     Nine Months Ended March 31, 2003             Nine Months Ended March 31, 2002

                                                    Gross          Income                      Gross
                                    Revenues        Profit         (Loss)        Revenues      Profit            (Loss)
                                    --------        ------         ------        --------      ------           ------
Aviation Travel Services .....      $ 44,292      $  2,583       $    824       $ 17,022      $     36       $   (844)
Telecommunications Call Center            23             5           (137)            50            50            (85)
Home Technology ..............         2,089           785         (1,685)         2,366           843           (660)
Technology Solutions .........         7,851         1,106           (290)         6,800         1,464           (575)
Corporate ....................           -             -             (787)           279           280         (1,177)
                                    --------      --------       --------       --------      --------       --------

                                    $ 54,255      $  4,479       $ (2,075)      $ 26,517      $  2,673       $ (3,341)
                                    ========      ========       ========       ========      ========       ========




Aviation Travel Services


The Company's aviation travel services business revenues in the three and nine months ended March 31, 2003 were $15,514,000 and $44,292,000, respectively, compared to $6,669,000 and $17,022,000, respectively, in the same periods a year ago. The increase in revenues is due primarily to the Company's expanded charter aviation business as a result of the commencement of the Company's hub operation in Sanford, FL in conjunction with Vacation Express. The Vacation Express program covered from four to six cities during the nine months ended March 31, 2003 compared to two cities in the same period a year ago. Due in part to the slowdown and uncertainty in the economy in general, and in the air travel industry in particular, the Sanford, FL Hub operation was reduced between August 2002 and December 2002 from six planes to four. Total revenues with Vacation Express were $8,147,000 and $21,977,000, respectively, in the three and nine months ended March 31, 2003 compared to $6,460,000 and $13,257,000, respectively, in the same periods a year ago. The Vacation Express program is a three-year contract with a termination date of December 20, 2004. The contract allows for a three year extension based on the mutual consent of both parties. During July 2002, the Company launched a program with Suntrips which provides service between several western cities and destinations in Mexico. The Company recognized revenues of $5,176,000 and $16,098,000, respectively, from this program during the three and nine months ended March 31, 2003. The Suntrips program is a three-year contract with a termination date of June 30, 2005. The contract allows for two consecutive one year renewals at the option of Suntrips. The Company intends to pursue an extension of both programs, however, there can be no assurance that such extensions will occur. Other new flight programs included charter service for the Trump Marina and Plaza casinos in Atlantic City, NJ and a program with Turismo tours with charter service from Orlando to San Juan. In March 2003, the Company began a trial with scheduled charter air service D/B/A Interstate Jet ("IJET") with service between Newburgh, NY, Allentown, Pa, Baltimore, Md., and Atlanta, Ga. These programs generated $1,201,000, $380,000 and $202,000, respectively, in revenues during the nine months ended March 31, 2003. The Trump program is contracted through April 2003 and the Company has submitted a proposal to extend the program for two years. There can be no assurance the program will be extended. The Turismo program is an annual two-month program that runs during December and January. The IJET trial program was subsidized by certain airports both in revenue and advertising and destinations are dependent on yield results. In May 2003, the Company plans to operate a trial program with service from Newburgh/Allentown to Las Vegas/Los Angeles.

Gross profit for the Company's aviation travel services business in the three and nine months ended March 31, 2003 was $788,000 and $2,583,000, respectively, compared to a gross profit of $500,000 and $36,000, respectively, in the same periods a year ago. This business generated income (loss) of $(29,000) and $824,000, respectively, for the three and nine months ended March 31, 2003 compared to income (loss) of $98,000 and $(844,000), respectively, in the same periods a year ago. The losses for the three months ended March 31, 2003 were due primarily to the Company's start up and operating expenses associated with the IJET program and the reservations center in Pensacola, Fl. Favorable results for the nine months ended March 31, 2003 was due partially to the receipt of $263,000 in the quarter ended September 30, 2002 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. Also, the prior year periods were adversely affected by losses incurred on a jet shuttle business, which operated at a gross margin deficit.

Home Technology

The Company's home technology business represents the activities of LFSI. The Company is a majority owner of LFSI and consolidates the business while recording minority interests for the percentage of income and equity of LFSI owned by other shareholders.

This business recorded revenues of $991,000 and $2,089,000, respectively, for the three and nine months ended March 31, 2003 compared to $629,000 and $2,366,000, respectively, for the same periods a year ago. In the quarter ended September 30, 2001, the Company implemented a national franchising program for its home technology business. Since its launch, the Company has sold 17 geographic markets to franchisees, primarily in the southern and southeastern United States. The Company sold two such franchises during the quarter ended March 31, 2003, compared to five in the prior year quarter. During the nine months ended March 31, 2003 the Company sold three such franchises compared to 12 in the prior year. The overall increase in revenues during the quarter ended March 31, 2003 as compared to the prior year is the result of revenues recognized by FutureSmart (See Note 2 above) and increased revenues from royalties generated from franchises, partially offset by the Company's sale in the second quarter of fiscal 2002 of three branches previously operated as Company owned locations and a focused reduction of business with certain unprofitable customers in the Company's two owned markets, Charlotte, NC and Atlanta, GA, as well as lower revenues recognized from the sale of franchises. The overall decrease in revenues for the nine months ended March 31, 2003 as compared to the prior year is the result of the Company's sale in the second quarter of fiscal 2002 of three branches previously operated as Company owned locations and a focused reduction of business with certain unprofitable customers in the Company's two owned markets, Charlotte, NC and Atlanta, GA, as well as lower revenues recognized from the sale of franchises, partially offset by increased revenues from royalties generated from franchises and revenues generated by FutureSmart.

Gross profit for the Company's home technology business in the three and nine months ended March 31, 2003 was $388,000, or 39.2%, and $785,000, or 37.6%,
respectively, compared to $210,000, or 33.4%, and $843,000, or 35.6%, respectively, in the same periods a year ago. The increase in gross profit percentage for the current year as compared to the prior year was the result of higher franchise royalties, staff reductions and the positive result of eliminating certain unprofitable customers, partially offset by a reduction in the sale of franchise licenses.

This business generated a loss of $801,000 and $1,685,000, respectively, in the three and nine months ended March 31, 2003, compared to a loss of $359,000 and $660,000, respectively, in the same periods a year ago. The results for the nine months ended March 31, 2002 include a gain of $171,000 on the sale of certain home technology net assets to companies that are operating these businesses as franchises. The current year net loss is also higher due to increased operating costs and interest expense, as well as operating losses incurred by FutureSmart, partially offset by the improved gross profit discussed above as well as the attribution of approximately $280,000 and $443,000, respectively, of losses to the minority shareholders for the three and nine months ended March 31, 2003.

Technology Solutions

The Company's technology solutions business recorded revenues of $2,146,000 and $7,851,000, respectively, for the three and nine months ended March 31, 2003 compared to $2,233,000 and $6,800,000, respectively, for the same periods a year ago. The decrease in the three months ending March 31, 2003 is due to the closing of the data networking product and consulting business unit. The Company discontinued offering these services during its third fiscal quarter in 2002, however this business unit accounted for $174,000 in revenue during the March 31, 2002 quarter. The overall increase in year to date revenues is the result of the expansion of products, services and its sales force, primarily in the computer software business. This increase offset $892,000 of revenues recognized during the nine months ended March 31, 2002 in the data networking product and consulting sales unit. The Company discontinued the data networking product and consulting business unit as a result of the high selling, general and administrative costs associated with this unit resulting in an overall loss to the business.

Gross profit for the Company's technology solutions business in the three and nine months ended March 31, 2003 was $315,000, or 14.7%, and $1,106,000, or
14.1%, respectively, compared to $411,000, or 18.4%, and $1,464,000, or 21.5%, respectively, in the same periods a year ago. The reduction in gross profits was due primarily to a change in revenue mix from internet and data networking consulting, which are relatively higher margin businesses in comparison to its lower margin software resale activities.

This business incurred losses of $183,000 and $290,000, respectively, for the three and nine months ended March 31, 2003 compared to losses of $69,000 and $575,000, respectively, in the same periods a year ago. The increase in losses during the current year quarter as compared to the prior year is due primarily to lower gross profits as discussed above, losses recognized on the sale of a property and fees incurred on the establishment of a $1 million line of credit. The improved results for the nine months ended March 31, 2003 as compared to the prior year were due primarily to the significant reduction in selling, general and administrative expenses resulting from staff reductions, lower advertising and marketing costs, and lower rent expenses.

Corporate

Corporate incurred losses from continuing operations of $371,000 and $787,000, respectively, for the three and nine months ended March 31, 2003 compared to income (losses) of $162,000 and $(1,177,000), respectively, in the same periods a year ago. Excluding the net gain on investments, Corporate's losses would have been $379,000 and $1,168,000, respectively, for the three and nine months ended March 31, 2003. Excluding the net gains and losses on investments, Corporate's losses would have been $103,000 and $1,063,000, respectively, for the three and nine months ended March 31, 2002. The increase in losses for the current year is due primarily to the prior year results including revenues generated from fees received for investment banking services and the prior year results including the positive settlement of a contract with a service provider that reduced expenses during the period.

Seasonality

The Company experiences some seasonality in its aviation travel services and technology solutions businesses. The seasonality in the aviation travel services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount being recognized in the fourth quarter, due to the fact that the Company's year end coincides with the year end of may schools and universities. These customers are tied to strict budgets and normally purchase more software at the start and the end of their fiscal year.

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

For calendar year 2002 the parties are in the process of finalizing an agreed upon amount of shortfall that would be due the air carrier by the Aviation Business. Vacation Express agrees that the amount it would owe the Aviation Business would exceed this amount and therefore is negotiating directly with the air carrier. Vacation Express would pay this amount directly to the air carrier. The Aviation Business does not anticipate incurring a net loss on these guarantees and has not accrued any such loss on its balance sheet as of March 31, 2003.

Liquidity and Capital Resources

The Company's shareholders' equity decreased $2,104,000 during the nine months ended March 31, 2003. This decrease was due primarily to a net loss for the nine months ended March 31, 2003 of $2,075,000, unrealized losses on marketable securities of $143,000, termination of an agreement with a service provider resulting in the cancellation of unvested options and a reduction in additional paid-in capital of $45,000 and the Company's Common Stock receipt into treasury in partial payment of balances owed to the Company resulting in an increase in treasury stock of $24,000. These decreases were partially offset by an increase to shareholders' equity related to the sale of Common Stock, with net proceeds of $119,000 and a net increase in shareholders' equity of $64,000, as a result of the final settlements of contracts with two service providers.

Minority interest increased due to the LFSI transaction described above which resulted in net funding of $561,000, LFSI sales of stock under its private placements resulting in an increase in minority interest of $611,000, LFSI's issuance of preferred stock and common stock warrants in connection with its purchase of FutureSmart, which resulted in increases in minority interest of $100,000 and $206,000, respectively, and the Company's sale or disposition of LFSI restricted stock obtained in the LFSI transaction, which resulted in an increase in minority interest of $100,000. These increases were slightly offset by the minority shareholders' portion of LFSI's losses of $443,000.

For the nine months ended March 31, 2003, operations used $452,000 of cash. This amount includes $263,000 received in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. For the nine months ended March 31, 2003, net cash used in investing activities was $45,000 due primarily to LFSI's purchase of FutureSmart which used cash of $364,000 and net property and equipment purchases of $291,000, offset by cash received from the sale of investments of $439,000 and from the sale of the Company's technology solutions prior office space resulting in net proceeds of $221,000.

In September 2002, the Company completed the private sale of 125,000 shares of LFSI restricted common stock to a private investor. The Company sold these shares at $2.00 per share and received $250,000 in proceeds as a result of this sale. $150,000 of the proceeds was received in September 2002 with the balance being received in October 2002. During the three months ended December 31, 2002 the Company completed the private sale of an additional 60,000 shares of the LFSI restricted stock to the same private investor. These shares were also sold for $2.00 per share, resulting in proceeds to the Company of $120,000. During the quarter ended December 31, 2002 the Company issued 78,359 shares of the LFSI restricted stock to a debt holder of the Company in satisfaction of outstanding principal and interest totaling $156,718; or $2.00 per share. During the quarter ended March 31, 2003 the Company issued 25,000 shares of the LFSI restricted stock as prepaid interest on the $250,000 loan secured during January of 2003 and another 20,000 shares of LFSI restricted stock as payment for a certain sponsorship.

In connection with LFSI's acquisition of FutureSmart as discussed in Note 2 to the condensed consolidated financial statements, the Company agreed that for a period equal to the lesser of (i) March 3, 2005, and (ii) one (1) year from the registration of the shares of common stock of the FutureSmart shareholders, in the event that the Company proposes to transfer fifteen percent (15%) or more of the shares of LFSI's capital stock owned by the Company (other than registered offerings, sales to certain investors, and related party sales), then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions, and the number of shares of LFSI stock that the Company may sell in the transaction shall be correspondingly reduced; provided, however, that the aggregate number of shares that the FutureSmart shareholders may sell in any proposed sale transaction may not exceed twenty-five percent (25%) of the total number of shares to be sold by the Company.

For the nine months ended March 31, 2003, net cash flow from financing activities was $1,966,000 as a result of $1,055,000 in debt financing, $274,000 raised through the LFSI transaction, $870,000 raised through LFSI's private placement sale of common stock and $119,000 raised through the sale of the Company's Common Stock. These amounts were offset slightly by principal debt repayments of $352,000. At March 31, 2003, the Company had a working capital deficit of $5,583,000. At March 31, 2003 the Company held cash and cash equivalents of $2,980,000 and investments of $523,000.

The Company's significant working capital deficit is due primarily to $3,257,000 of current debt, of which $1.8 million is due in the quarter ended September 30, 2003, $720,000 is due on demand and $250,000 is due on demand any time after July 27, 2003. As of March 31, 2003, the Company had a commitment for $535,000 of additional funding from a private investor upon mutually acceptable terms to draw upon throughout the remainder of its fiscal 2003, however, this availability and expected operating cash flows is not sufficient to meet obligations currently due in the next 12 months. During the quarter ended March 31, 2003 the Company secured a loan in the amount of $250,000. In January 2003 the Company contracted with one accredited investor to sell up to 196,641 shares of restricted LFSI stock at $2.00 per share. The agreement noted the closing may occur in traunches but shall be no later than March 31, 2003, unless extended upon mutual written consent. The transaction was not closed and has been terminated. In April 2003 Michael D. Pruitt, President and CEO of the Company, purchased 500,000 shares of restricted Common Stock at a price of $0.25 per share, or $125,000.

The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments in August 2003 totaling approximately $1.8 million. Additionally, the Company plans on negotiating with its debt holders to extend or convert into stock some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI restricted stock, (iv) the private investor is not able to meet its $535,000 funding obligation to the Company, or
(v) we are unsuccessful in extending a substantial portion of the debt repayments scheduled for August 2003, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current stockholders will be diluted.

The Company's Board of Directors had previously considered distributing a portion of the LFSI shares to the shareholders of the Company. The Board of Directors currently believe the most present prudent use of these shares is the sale of LFSI shares to external parties and does not currently intend to distribute any shares as a dividend.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective February 19, 2003, the Company's Board appointed Jeffrey F. Willmott Chairman of the Board and announced that he will serve in a full time position on the management team of RCG. Michael Pruitt will remain the President and Chief Executive Officer of RCG. Melinda Morris Zanoni resigned from the Company's Board on April 16, 2003 in order for there to be less insider representation on the Board of Directors. Ms. Zanoni will continue to serve as Executive Vice President of the Company. Dr. Randy Pohlman resigned from the Company's Board on May 6, 2003 due to time constraints. Eric D. Burgess, the Company's Senior Vice President of Finance, resigned effective April 30, 2003 in order to pursue other opportunities.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

2.12 Shareholder Rights Agreement between Lifestyle Innovations, Inc., the Company, and each of the FutureSmart Shareholders dated March 3, 2003.

10.3 Employment Agreement between the Company and Mr. Jeffrey F. Willmott dated April 15, 2003.

99.1 Certification Pursuant to 18 U.S.C. Section 1350

(b) Financial Reports on Form 8-K

The Company has filed the following reports on Form 8-K 8-K/A with the Securities and Exchange Commission ("SEC") during the quarter ended March 31, 2003:
      None.

                                    SIGNATURE

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           eResource Capital Group, Inc.

Date: May 20, 2003     By: /s/ Michael D. Pruitt
                       ---------------------------------
                       Michael D. Pruitt
                       President and Chief Executive Officer
                       (principal executive, financial and accounting officer)

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

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

By:      /s/ Michael D. Pruitt
         Michael D. Pruitt
         Principal Executive, Financial and Accounting Officer
         May 20, 2003

Exhibit Index


Exhibit No.                          Description                                                             Page No.
-----------                          -----------                                                             --------

2.12     Shareholder Rights Agreement between Lifestyle Innovations, Inc., the Company, and each of the
FutureSmart Shareholder dated March 3,2003                                                                     36

10.3  Employment Agreement between the Company and Mr. Jeffrey F. Willmott Dated April 15, 2003                47

99.1  Certification Pursuant to 18 U.S.C Section 1350                                                          59


SHAREHOLDER RIGHTS AGREEMENT                                       Exhibit 2.12

         THIS SHAREHOLDER RIGHTS AGREEMENT (the "Agreement") is made as of the March 3, 2003 by and among Lifestyle Innovations, Inc., a Nevada corporation (the "Company"), eResource Capital Group, Inc., a Delaware corporation ("RCG"); and each of the shareholders of the Company identified on Exhibit A attached hereto (the "FS Shareholders," and together with RCG, the "Shareholders"). Together, the Company and the Shareholders may be referred to herein as the "Parties."
RECITALS
         WHEREAS, RCG owns a majority of the issued and outstanding Common Stock of the Company; and
         WHEREAS, as a result of a merger pursuant that certain Agreement and Plan of Merger, dated February 24, 2003 (the "Merger Agreement"), by and among the Company, its wholly-owned subsidiary, FS Merger Corp., and FutureSmart Systems, Inc., wherein the surviving corporation shall go by the name of FutureSmart Systems, Inc. ("FutureSmart"), the FS Shareholders now hold Series A Preferred Stock of the Company and may receive Common Stock of the Company pursuant to an earnout provision; and
         WHEREAS, the FS Shareholders desire to have the right to participate in a sale by RCG of a material portion of its Common Stock of the Company and RCG desires to grant such right to the FS Shareholders; and
         WHEREAS, the Shareholders also desire to be governed by certain voting obligations relating to the election of one or more members of the Company's board of directors; and
         WHEREAS, the Company is willing to grant to the FS Shareholders certain rights to register their shares for public sale.
         NOW, THEREFORE, subject to the terms and conditions set forth herein and in consideration of the mutual covenants set forth herein, the Parties agree as follows:

ARTICLE 1
RIGHT OF CO-SALE
1.1Notice of Co-Sale. For a period equal to the lesser of (i) of two (2) years from the date of this Agreement, and (ii) one (1) year from the registration of the shares of Common Stock of the FS Shareholders pursuant to the registration rights contained in this Agreement, in the event that RCG proposes to transfer (for cash or securities but excluding barter consideration) fifteen percent (15%) or more of the shares of the Company's capital stock owned by RCG in one transaction or a series of related transactions, then it shall deliver written notice (the "Co-Sale Notice") to each of the FS Shareholders. The Co-Sale Notice shall describe in reasonable detail the proposed transfer, including, without limitation, the number of shares of capital stock to be transferred, the nature and terms of such transfer, the consideration to be paid, and the name and address of each prospective purchaser or transferee. Each FS Shareholder shall have the right, exercisable upon written notice to RCG within five (5) business days after the effective date of the Co-Sale Notice, to participate in such transfer of stock on the same terms and conditions as set forth in the Co-Sale Notice. Subject to Section 1.2 below, such notice from the FS Shareholder shall indicate the number of shares of Common Stock and Preferred Stock such FS Shareholder wishes to sell under his, her, or its right to participate. To the extent one or more of the FS Shareholders exercise such right of participation in accordance with the terms and conditions set forth below, the number of shares of stock that RCG may sell in the transaction shall be correspondingly reduced.
1.2Level of Participation. Each FS Shareholder may sell all or any part of that number of shares equal to the product obtained by multiplying (i) the aggregate number of shares of Common Stock (including shares of Common Stock issuable upon conversion of Preferred Stock) covered by the Co-Sale Notice by (ii) a fraction, the numerator of which is the number of shares of Common Stock (including shares of Common Stock issuable upon conversion of Preferred Stock) owned by the FS Shareholder on the date of the Co-Sale Notice and the denominator of which shall be the total number of shares of Common Stock (including shares of Common Stock issuable upon conversion of Preferred Stock) owned by the Shareholders on the date of the Co-Sale Notice; provided, however, that the aggregate number of shares that the FS Shareholders may sell in any one proposed sale transaction or series of related transactions may not exceed twenty-five percent (25%) of the total number of shares to be sold in the sale. If the FS Shareholders oversubscribe their participation in the proposed transaction, then their participation shall be reduced on a pro rata basis in order to limit the total participation to 25%. If not all of the FS Shareholders elect to sell their shares of stock within the five-day period described in Section 1.1 above, then

RCG shall promptly notify in writing the FS Shareholders who do so elect and shall offer such FS Shareholders the additional right to participate in the sale of such stock proposed to be transferred by RCG on the same percentage basis as calculated above subject to the 25% limitation. The FS Shareholders shall have two (2) business days after the effective date of such notice to notify RCG of its election to sell all or a portion thereof of the unsubscribed shares. 1.3Delivery of Certificates. Each FS Shareholder who elects to participate in the transfer pursuant to this Article 1 (a "Co-Sale Participant") shall effect his, her, or its participation in the transfer by promptly delivering to RCG for transfer to the prospective purchaser one or more certificates, properly endorsed for transfer, which represent:
                  (a)the type and number of shares of Common Stock that such
                     Co-Sale Participant elects to sell; or
                  (b)that number of shares of Preferred Stock that is at such time convertible into the number of shares of Common Stock that such Co-Sale Participant elects to sell, and election by such Co-Sale Participant to convert such Preferred Stock into Common Stock. The Company agrees to make any such conversion concurrent with the actual transfer of such shares to the purchaser.
1.4 Consummation of Sale. The stock certificate or certificates that the Co-Sale Participant delivers to RCG pursuant to Section 1.3 shall be transferred to the prospective purchaser in consummation of the sale of the Common Stock pursuant to the terms and conditions specified in the Co-Sale Notice, and RCG shall concurrently therewith remit to such Co-Sale Participant that portion of the sale proceeds to which such Co-Sale Participant is entitled by reason of its participation in such sale. To the extent that any prospective purchaser or purchasers prohibit such assignment or otherwise refuses to purchase shares or other securities from a Co-Sale Participant exercising its rights of co-sale hereunder, the transferring Shareholder shall not sell to such prospective purchaser or purchasers any stock unless and until, simultaneously with such sale, the transferring Shareholder shall purchase such shares or other securities from such Co-Sale Participant on the same terms and conditions specified in the Co-Sale Notice or, at the option of the Company, the Company shall redeem such shares or other securities from the Co-Sale Participant for cash at the same value as the consideration specified in the Co-Sale Notice. 1.5Non-Waiver. The exercise or non-exercise of the rights of the FS Shareholders hereunder to participate in one or more transfers of stock made by the transferring Shareholder shall not adversely affect their rights to participate in subsequent transfers of stock.
1.6Right to Transfer. If none of the FS Shareholders elect to participate in the sale of the stock subject to the Co-Sale Notice, RCG may transfer the stock covered by the Co-Sale Notice at a price and on terms not more favorable to RCG than those set forth in the Co-Sale Notice. Any such transfer that is not consummated (at least as to any first tranche or installment) within thirty (30) days after the expiration of the option periods in Sections 1.1 and 1.2, any proposed transfer on terms and conditions more favorable to RCG than those described in the Co-Sale Notice, and any subsequent proposed transfer of any of the stock by RCG, shall again be subject to the co-sale rights of the FS Shareholders and shall require compliance by RCG with the procedures described in this Article 1. Any purported transfer in violation of any provisions of this
Article 1 shall be void and ineffectual, shall not operate to transfer any interest or title in the purported transferee, and shall give the Company and the FS Shareholders an option to purchase and/or sell such shares in the manner and on the terms and conditions provided for herein.
1.7 Transfers Not Subject to Co-Sale Right. Notwithstanding any other provision of this Agreement, the following transfers by RCG will not be subject to the restrictions of Article 1:

(a) the sale of any of the Company's capital stock to the public pursuant to a registration statement filed with, and declared effective by, the Securities and Exchange Commission under the Securities Act of 1933, as amended (the "Securities Act"); (b) the sale of any of the Company's capital stock to any of the following parties pursuant to bona fide investment commitments in place on the date of this Agreement: D. Mark White, Bruce Goldfarb, Pali Capital, Inc., Richmark Capital Corporation, Lakewood Developments Corporation, United Financial & Reinsurance, Live Oak Capital LLC and Lifestyle Innovation European Partners LTD, and their affiliated entities; or (c) the sale of any of the Company's capital stock to a subsidiary, parent, general partner, limited partner, former partner, member, or retired member of transferor, or an entity that controls, is controlled by, or is under common control with transferor (where "control" means the power directly or indirectly to vote a majority of the voting interests of the entity in question), or is the transferor's ancestor, descendant, spouse, or a trust for the benefit of an individual transferor (a "Related Party").
ARTICLE 2
VOTING RIGHTS
2.1Company Board Seats. As of the Closing, Jacqueline E. Soechtig shall be appointed to the Company's Board of Directors. In addition, the FS Shareholders shall have the right to appoint one (1) member of the Company's Board of

Directors as of the Closing. After the addition of these two board members, the number of directors on the Company's Board of Directors shall total five (5). Both such Board representatives shall be entitled to receive the same expense reimbursements granted to other outside members of the Company's Board of Directors.
2.2Voting. Each Shareholder agrees to vote all of such Shareholder's shares of voting stock in the Company to elect Jacqueline E. Soechtig, a designee of the Company's wholly-owned subsidiary, FutureSmart, to the Company's Board of Directors, or in the event that Jacqueline E. Soechtig is unwilling or unable, for any reason, to continue to serve as a member of the Board of Directors of the Company, the replacement designee as chosen by the Board of Directors of FutureSmart.
ARTICLE 3
REGISTRATION RIGHTS
3.1 Definitions. For purposes of this Article 3, the following terms shall have the following meanings:

     "Holder" means any person owning of record Registrable Securities that have not been sold to the public or any assignee of record of such Registrable Securities in accordance with Section 3.10 hereof.

     "Registrable Securities" means (i) the Common Stock of the Company issued or issuable upon conversion of the Series A Preferred Stock that is owned by the FS Shareholders; (ii) any Common Stock of the Company issued directly to the FS Shareholders as earnout consideration in the Merger Agreement; (iii) any Common Stock of the Company issued under Section 6.16 of the Merger Agreement; and (iv) any Common Stock issued in place of interest to FS Shareholders who receive Convertible Notes pursuant to the Merger Agreement.

     "Registration Expenses" means all expenses incurred by the Company in complying with this Article 3, including, without limitation, all registration and filing fees, printing expenses, fees, disbursements of counsel for the Company, blue sky fees and expenses, and the expense of any special audits incident to or required by any such registration.

     "Selling Expenses" means all underwriting discounts and selling commissions applicable to the sale. "Special Registration Statements" means a registration statement relating to any employee benefit plan or with respect to any corporate reorganization or other transaction under Rule 145 of the Securities Act.

3.2Piggyback Registrations. The Company shall notify all Holders in writing at least twenty (20) days prior to the filing of any registration statement under the Securities Act for purposes of a public offering of securities of the Company (including, but not limited to, registration statements relating to secondary offerings of securities of the Company, but excluding Special Registration Statements) and will afford each such Holder an opportunity to include in such registration statement all or part of the Registrable Securities held by such Holder. Each Holder desiring to include in any such registration statement all or any part of the Registrable Securities held by it shall, within ten (10) days after the above-described notice from the Company, so notify the Company in writing. Such notice shall state the intended method of disposition of the Registrable Securities by such Holder. If a Holder decides not to include all of its Registrable Securities in any registration statement thereafter filed by the Company, such Holder shall nevertheless continue to have the right to include any Registrable Securities in any subsequent registration statement or registration statements as may be filed by the Company with respect to offerings of its securities, all upon the terms and conditions set forth herein. 3.3Underwritten Offering. If the registration statement under which the Company gives notice under this Article 3 is for an underwritten offering, the Company shall so advise the Holders of Registrable Securities. In such event, the right of any such Holder to be included in a registration pursuant to this Article 3 shall be conditioned upon such Holder's participation in such underwriting and the inclusion of such Holder's Registrable Securities in the underwriting to the extent provided herein. All Holders proposing to distribute their Registrable Securities through such underwriting shall enter into an underwriting agreement in customary form with the underwriter or underwriters selected for such underwriting by the Company (which underwriter or underwriters shall be reasonably acceptable to the FS Shareholders). Notwithstanding any other provision of the Agreement, if the underwriter determines in good faith that marketing factors require a limitation of the number of shares to be underwritten, the number of shares that may be included in the underwriting shall be allocated: first, to the Company; second, to the Holders on a pro rata basis based on the number of Registrable Securities requested by each Holder to be included in such underwriting; and third, to any shareholder of the Company (other than a Holder) on a pro rata basis. No such reduction shall reduce the amount of securities proposed by the Holders to be so included in the registration below twenty-five percent (25%) of the total amount of securities included in such registration. If any Holder disapproves of the terms of any such underwriting, such Holder may elect to withdraw therefrom by written notice to the Company and the underwriter delivered at least ten (10) business days prior to the effective date of the registration statement. Any Registrable Securities excluded or withdrawn from such underwriting shall be excluded and withdrawn from the registration. For any Holder that is a partnership, limited liability company, or corporation, the partners, retired partners, members, former members, and shareholders of such Holder, or the estates and family members of any such individuals and any trusts for the benefit of any of the foregoing person shall be deemed to be a single "Holder," and any pro rata reduction with respect to such "Holder" shall be based upon the aggregate amount of shares carrying registration rights owned by all entities and individuals included in such "Holder," as defined in this sentence.
3.4 Termination of Registration. The Company shall have the right to terminate or withdraw any registration initiated by it under this Article 3 prior to the effectiveness of such registration whether or not any Holder has elected to include securities in such registration. The Registration Expenses of such withdrawn registration shall be borne by the Company in accordance with Section
3.5 hereof 3.5Expenses of Registration. Except as specifically provided herein, all Registration Expenses (including the reasonable fees of one (1) special counsel to the selling Holders, the identity of whom shall be reasonably approved by the Company) incurred in connection with any registration, qualification, or compliance shall be borne by the Company. All Selling Expenses incurred in connection with any registrations hereunder shall be borne by the holders of the securities so registered pro rata on the basis of the number of shares so registered.
3.6 Obligations of the Company. Whenever required to effect the registration of any Registrable Securities, the Company shall, as expeditiously as reasonably possible:

(c) prepare and file with the SEC a registration statement with respect to such Registrable Securities and use commercially reasonable efforts to cause such registration statement to become effective, and, upon the request of the Holders of a majority of the Registrable Securities registered thereunder, keep such registration statement effective for up to one hundred twenty (120) days or, if earlier, until the Holder or Holders have completed the distribution related thereto; provided, however, that before filing with the SEC a registration statement or prospectus or any amendments or supplements thereto, the Company shall furnish to each Holder of Registrable Securities included in such registration statement copies of such documents proposed to be filed for such Holder's review; (d) prepare and file with the SEC such amendments and supplements to such registration statement and the prospectus used in connection with such registration statement as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all securities covered by such registration statement for the period set forth in paragraph (a) above; (e) furnish to the Holders such reasonable number of copies of a prospectus, including a preliminary prospectus in conformity with the requirements of the Securities Act, and such other documents as they may reasonably request in order to facilitate the disposition of Registrable Securities owned by them; (f) use all reasonable efforts to register and qualify the securities covered by such registration statement under such other securities or Blue Sky laws of such jurisdictions as shall be reasonably requested by the Holders; provided that the Company shall not be required in connection therewith or as a condition thereto to qualify to do business or to file a general consent to service of process in any such states or jurisdictions unless the Company is already subject to service in such jurisdiction and except as may be required by the Securities Act; (g) in the event of any underwritten public offering, enter into and perform its obligations under an underwriting agreement, in usual and customary form, with the managing underwriter(s) of such offering. Each Holder participating in such underwriting shall also enter into and perform its obligations under such an agreement; (h) notify each Holder of Registrable Securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act of the happening of any event as a result of which the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances then existing. The Company shall amend or supplement such prospectus in order to cause such prospectus not to include any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing; and (i) use all reasonable efforts to furnish on the date that such Registrable Securities are delivered to the underwriters for sale, if such securities are being sold through underwriters, (i) an opinion dated as of such date of the counsel representing the Company for the purposes of such registration, in form and substance as is customarily given to underwriters in an underwritten public offering, addressed to the underwriters, and (ii) a letter dated as of such date from the independent certified public accountants of the Company, in form and substance as is customarily given by independent certified public accountants to underwriters in an underwritten public offering addressed to the underwriters. 3.7Termination of Registration Rights. All registration rights granted under this Article 3 shall terminate and be of no further force and effect three (3) years after the date of the this Agreement. In addition, a Holder's registration rights shall expire if (i) all Registrable Securities held by and issuable to such Holder may be sold under Rule 144 during any ninety (90) day period, or (ii) no Registrable Securities remain outstanding. 3.8Furnishing Information. It shall be a condition precedent to the obligations of the Company to take any action pursuant to this Article 3 that the selling Holders furnish to the Company such information regarding themselves, the Registrable Securities held by them and the intended method of disposition of such securities as shall be required to effect the registration of their Registrable Securities. 3.9 Indemnification. In the event any Registrable Securities are included in a registration statement under Section 3.2:
                  (a)To the extent permitted by law, the Company will indemnify and hold harmless each Holder, the partners, members, officers and directors of each Holder, any underwriter (as defined in the Securities
         Act) for such Holder, and each person, if any, who controls such Holder or underwriter within the meaning of the Securities Act or the Exchange Act against any losses, claims, damages, or liabilities (joint or several) to which they may become subject under the Securities Act, the Exchange Act, or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon any of the following statements, omissions, or violations (collectively a "Violation") by the Company: (i) any untrue statement or alleged untrue statement of a material fact contained in such registration statement including any preliminary prospectus or final prospectus contained therein or any amendments or supplements thereto, (ii) the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, or (iii) any violation or alleged violation by the Company of the Securities Act, the Exchange Act, any state securities law, or any rule or regulation promulgated under the Securities Act, the Exchange Act, or any state securities law in connection with the offering covered by such registration statement; and the Company will pay as incurred to each such Holder, partner, member, officer, director, underwriter, or controlling person of such Holder or underwriter for any legal or other expenses reasonably incurred by them in connection with investigating or defending any such loss, claim, damage, liability, or action; provided, however, that the indemnity agreement contained in this Section 3.9 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of the Company, which consent shall not be unreasonably withheld, nor shall the Company be liable in any such case for any such loss, claim, damage, liability, or action to the extent that it arises out of or is based upon a Violation that occurs in reliance upon and in conformity with written information furnished expressly for use in connection with such registration by such Holder, partner, member, officer, director, underwriter, or controlling person of such Holder or underwriter.
                  (b)To the extent permitted by law, each Holder will, if Registrable Securities held by such Holder are included in the securities as to which such registration, qualification, or compliance is being effected, indemnify and hold harmless the Company, each of its directors, its officers, and each person, if any, who controls the Company within the meaning of the Securities Act, any underwriter (and any person that controls such underwriter) and any other Holder selling securities under such registration statement or any of such other Holder's partners, members, directors, or officers or any person who controls such Holder, against any losses, claims, damages, or liabilities (joint or several) to which the Company or any such director, member, officer, controlling person, underwriter, or other such Holder or partner, member, director, officer, or controlling person of such underwriter or other Holder may become subject under the Securities Act, the Exchange Act, or other federal or state law, insofar as such losses, claims, damages, or liabilities (or actions in respect thereto) arise out of or are based upon any Violation, in each case to the extent (and only to the extent) that such Violation occurs in reliance upon and in conformity with written information furnished by such Holder under an instrument duly executed by such Holder specifically for use in connection with such registration; and each such Holder will pay as incurred any legal or other expenses reasonably incurred by any person intended to be indemnified pursuant to this
         Section 3.9 in connection with investigating or defending any such loss, claim, damage, liability, or action if it is judicially determined that there was such a Violation; provided, however, that the indemnity agreement contained in this Section 3.9 shall not apply to amounts paid in settlement of any such loss, claim, damage, liability, or action if such settlement is effected without the consent of Holders representing 51% or more of the Registrable Securities, which consent shall not be unreasonably withheld; provided further, that in no event shall any indemnity under this Section 3.9 exceed the net proceeds received by such Holder for the Shares that were registered in that offering.
                  (c)Promptly after receipt by an indemnified party under this
         Section 3.9 of notice of the commencement of any action (including any governmental action), such indemnified party will, if a claim in respect thereof is to be made against any indemnifying party under this
         Section 3.9, deliver to the indemnifying party a written notice of the commencement thereof and the indemnifying party shall have the right to participate in, and, to the extent the indemnifying party so desires, jointly with any other indemnifying party similarly noticed, to assume the defense thereof with counsel mutually satisfactory to the indemnifying parties; provided, however, that an indemnified party shall have the right to retain its own counsel, with the fees and expenses to be paid by the indemnifying party, if representation of such indemnified party by the counsel retained by the indemnifying party would be inappropriate due to actual or potential differing interests between such indemnified party and any other party represented by such counsel in such proceeding. The failure to deliver written notice to the indemnifying party within a reasonable time of the commencement of any such action, if materially prejudicial to its ability to defend such action, shall relieve such indemnifying party of any liability to the indemnified party under this Section 3.9, but the omission so to deliver written notice to the indemnifying party will not relieve it of any liability that it may have to any indemnified party otherwise than under this Section 3.9.
                  (d)If the indemnification provided for in this Section 3.9 is held by a court of competent jurisdiction to be unavailable to an indemnified party with respect to any losses, claims, damages, or liabilities referred to herein, the indemnifying party, in lieu of indemnifying such indemnified party thereunder, shall, to the extent permitted by applicable law, contribute to the amount paid or payable by such indemnified party as a result of such loss, claim, damage, or liability in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and of the indemnified party on the other in connection with the Violation(s) that resulted in such loss, claim, damage, or liability, as well as any other relevant equitable considerations. The relative fault of the indemnifying party and of the indemnified party shall be determined by a court of law by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission to state a material fact relates to information supplied by the indemnifying party or by the indemnified party and the parties' relative intent, knowledge, access to information, and opportunity to correct or prevent such statement or omission; provided, that in no event shall any contribution by a Holder hereunder exceed the net proceeds received by such Holder for the Shares that were registered in that offering.
                  (e)The obligations of the Company and Holders under this
         Section 3.9 shall survive completion of any offering of Registrable Securities pursuant to a registration statement and the termination of this Agreement. No indemnifying party, in the defense of any such claim or litigation, shall, except with the consent of each indemnified party, consent to entry of any judgment or enter into any settlement which does not include as an unconditional term thereof the giving by the claimant or plaintiff to such indemnified party of a release from all liability in respect to such claim or litigation.
         3.10Limitation on Subsequent Registration Rights. After the date of this Agreement, the Company shall not, without the prior written consent of the Holders of a majority of all Registrable Securities, enter into any agreement with any holder or prospective holder of any securities of the Company that would grant such holder registration rights senior to those granted to the Holders hereunder; provided, however, that this requirement shall not apply to any registration rights granted to investors in the Company pursuant to that certain Confidential Private Offering Memorandum, dated on or about the date of this Agreement.
         3.11"Market Stand-Off" Agreement; Agreement to Furnish Information. Each Holder hereby agrees that such Holder shall not sell, transfer, make any short sale of, grant any option for the purchase of, or enter into any hedging or similar transaction with the same economic effect as a sale with respect to any Common Stock (or other securities) of the Company held by such Holder (other than those included in the registration) for a period specified by the representative of the underwriters of Common Stock (or other securities) of the Company not to exceed one hundred eighty (180) days following the effective date of a registration statement of the Company filed under the Securities Act; provided that all officers and directors of the Company and holders of at least five percent (5%) of the Company's voting securities enter into similar agreements.
         3.12 Rule 144 Reporting. With a view to making available to the Holders the benefits of certain rules and regulations of the SEC which may permit the sale of the Registrable Securities to the public without registration, the Company agrees to use its commercially reasonable efforts to:

                  (a)make and keep public information available, as those terms are understood and defined in SEC Rule 144 or any similar or analogous rule promulgated under the Securities Act, at all times after the effective date of the first registration filed by the Company for an offering of its securities to the general public;
                  (b)file with the SEC, in a timely manner, all reports and other documents required of the Company under the Exchange Act; and (c)so long as a Holder owns any Registrable Securities, furnish to such Holder forthwith upon reasonable request: (i) a written statement by the Company as to its compliance with the reporting requirements of said Rule 144 of the Securities Act and of the Exchange Act (at any time after it has become subject to such reporting requirements); (ii) a copy of the most recent annual or quarterly report of the Company; and (iii) such other reports and documents as a Holder may reasonably request in availing itself of any rule or regulation of the SEC allowing it to sell any such securities without registration. In the eveny that a Holder requests an opinion from counsel concerning the transfer of shares, such Holder shall pay all costs, including attorney fees, related to such opinion.

ARTICLE 4
                           RESTRICTIONS ON PUBLIC SALE

         4.1Leak-Out. For a period equal to the lesser of (i) two (2) years from the date of this Agreement, and (ii) one (1) year from the registration of shares of FS Shareholders' Common Stock pursuant to the registration rights contained in this Agreement, and subject to the Market Stand-off Agreement in
Section 3.11 above, no FS Shareholder shall sell on any one trading day more than fifteen percent (15%) of the average trading volume of the Company's Common Stock over the prior ten (10) trading days. These selling restrictions shall only apply to the extent that the shares of an FS Shareholder are not subject to more restrictive selling provisions under Rule 144. In the event that an FS Shareholder transfers its shares of capital stock in the Company to a third-party, such transferee shall hold such shares subject to the above percentage restrictions, reduced to reflect the pro rata portion of such transferee's ownership of the total shares originally held by the transfering FS Shareholder.

         4.2No Short Sales. Each of the FS Shareholders agrees that neither it nor its affiliates shall, directly or indirectly, engage in any Short Sale (as defined in Rule 3 of the General Rules and Regulations under the Securities and Exchange Act of 1934) with respect to the Company's Common Stock.

ARTICLE 5
MISCELLANEOUS
         5.1 Legend. Each certificate representing Shares now or hereafter owned by the Shareholders or issued to any person in connection with a transfer pursuant to the terms of this Agreement shall be endorsed with the following legend:

         THE SALE, PLEDGE, HYPOTHECATION, OR TRANSFER OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE IS SUBJECT TO THE TERMS AND CONDITIONS OF A CERTAIN SHAREHOLDER RIGHTS AGREEMENT BY AND BETWEEN THE CORPORATION AND CERTAIN HOLDERS OF STOCK OF THE CORPORATION. COPIES OF SUCH AGREEMENT MAY BE OBTAINED UPON WRITTEN REQUEST TO THE SECRETARY OF THE CORPORATION.
The Company shall instruct its transfer agent to impose transfer restrictions on the shares represented by certificates bearing the legend referred to in this
Section 5.1 to enforce the provisions of this Agreement. The legend shall only be removed upon termination of this Agreement.
         5.2Conditions to Exercise of Shareholders' Rights. Exercise of the Shareholders' rights under this Agreement shall be subject to and conditioned upon compliance with applicable laws, and the Shareholders and the Company shall use their best efforts in this regard.
         5.3Governing Law. This Agreement shall be governed by and construed under the laws of State of Delaware without regard to conflicts of law provisions.
         5.4Amendments and Waiver; Consent. Any provision of this Agreement may be amended or the observance thereof may be waived (either generally or in a particular instance and either retroactively or prospectively) only by the written consent of: (i) as to the Company, only by the Company; as to RCG, only by RCG; (iii) as to the FS Shareholder, only by persons holding more than 51% of the total number of shares of the Company's capital stock held by the FS Shareholders or their assignees in the aggregate; and (iv) any single FS Shareholder whose rights hereunder are affected more adversely by such amendment or waiver than the FS Shareholders as a group, provided that any Shareholder may severally waive any rights hereunder without obtaining the consent of any other Shareholder. Any election or other action on the part of the FS Shareholders hereunder may be accomplished by the written consent of those FS Shareholders holding more than 51% of the total number of shares of the Company's capital stock held by the FS Shareholders or their assignees in the aggregate.
         5.5Assignment of Rights. The rights of the FS Shareholders hereunder may be assigned (together with all related obligations) by a FS Shareholder to a transferee or assignee of such FS Shareholder's capital stock of the Company that (a) is a Related Party, or (b) acquires at least five percent (5%) of the Company's outstanding capital stock; provided, however, (i) the Co-Sale Rights in Article 1 of this Agreement may only be transferred to one transferee under provision (a) above and may not be transferred under provision (b) above; (ii) the transferor shall, within ten (10) days after such transfer, furnish to the Company written notice of the name and address of such transferee or assignee and the securities with respect to which the rights hereunder are being assigned, and (iii) such transferee shall agree in writing to be subject to all restrictions set forth in this Agreement. This Agreement and the rights and obligations of the Parties hereunder shall inure to the benefit of, and be binding upon, the Parties' respective permitted successors, assigns, and legal representatives ("Successors"), provided that, if such person is a Successor of an FS Shareholder, such successor must at the same time acquire shares of the Company's capital stock from that FS Shareholder.
         5.6 Notices. Any notice, demand, offer, or other written instrument required or permitted to be given, made, or sent hereunder shall be in writing and may be sent by personal delivery, courier, reputable overnight delivery service offering written confirmation of delivery, telefax with confirmed delivery, or registered or certified United States mail, postage prepaid, return receipt requested, to all required Parties simultaneously at their respective addresses as follows:

                  If intended for a Shareholder:
                           The Shareholder's address as listed on the signature
                  page hereof; If intended for the Company:
                           The Company's principal place of business.
Any person to receive a notice hereunder shall have the right to change the place to which any such notice shall be sent by a similar notice sent in like manner to the Company. Notices sent by courier, telefax, or overnight delivery shall be deemed given and received on the date of actual delivery. All notices sent in the United States mail in the manner set forth above shall be deemed given and received five (5) days after being placed in the United States mail.
         5.7 Severability. In the event one or more of the provisions of this Agreement should, for any reason, be held to be invalid, illegal, or unenforceable in any respect, such invalidity, illegality, or unenforceability shall not affect any other provisions of this Agreement, and this Agreement shall be construed as if such invalid, illegal, or unenforceable provision had never been contained herein.
         5.8Counterparts; Facsimile Signatures. This Agreement may be executed in two or more counterparts (whether by facsimile or otherwise), each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.
         5.9Entire Agreement. This Agreement constitutes the entire agreement between the Parties relative to the specific subject matter hereof. Any previous agreement among the Parties relative to the specific subject matter hereof is superseded by this Agreement.
         5.10Remedies. The Parties acknowledge that certain breaches of this Agreement may result in irreparable harm that cannot be adequately addressed by monetary damages. Therefore, the Parties agree that in the event of a breach or threatened breach of this Agreement, a non-breaching Party may seek to enjoin a breach or threatened breach of this Agreement or seek specific performance of an obligation under this Agreement in addition to any other remedy available at law or in equity.

                           {Signature Page to Follow}

    IN WITNESS WHEREOF, the Company, RCG and each FS Shareholder listed on Exhibit A has caused this Agreement to be executed personally or by its duly authorized representative.

                                                   LIFESTYLE INNOVATIONS, INC.


                                                     By:/s/ Paul Johnson
                                                     -------------------

                                                     Name:Paul Johnson
                                                     --------------------

                                                     Title:President
                                                     --------------------


                                                   eRESOURCE CAPITAL GROUP, INC.


                                                     By:/s/ Michael D. Pruitt
                                                     ------------------------

                                                     Name: Michael D. Pruitt

                                                     Title:  CEO

                                                      EXHIBIT A
                                                  (SIGNATURE PAGE)
TO SHAREHOLDER RIGHTS AGREEMENT
AMONG LIFESTYLE INNOVATIONS, INC.
AND CERTAIN OF ITS SHAREHOLDERS




(Signature of Shareholder)



(Name of Shareholder)



(Date)



(Number and Description of Stock)



(Address of Shareholder)



(Telephone Number)

                        Employment Agreement Exhibit 10.3


         This Employment Agreement (this "Agreement") is made as of the 15th day of April, 2003, by and between eResource Capital group, Inc., a Delaware corporation ("RCG") and JEFFREY F. WILLMOTT, an individual resident of the State of New York (the "Executive"), and is effective as of the date hereof (the "Effective Date").

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

Section 1.1 Duties and Responsibilities. RCG hereby employs Executive full time as the Chairman of the Board of RCG. Executive shall do and perform all reasonable services and acts necessary or advisable to fulfill the duties of such office, and shall conduct and perform such additional services and activities as may be reasonably determined from time to time by the Board of Directors of RCG (the "Board"). These duties include, but are not limited to, raising capital, structuring offerings, sourcing, structuring and closing acquisitions, disposition transactions, valuation modeling, investment banking relationships and financial and strategic planning. During the term of this Agreement, Executive shall devote his full time, energy and skill to the business of RCG and to the promotion of RCG's interests, and Executive acknowledges that he has a duty of loyalty to RCG and shall not, during the term hereof, engage in, directly or indirectly, any other business or activity whether or not for pecuniary gain, that could materially and adversely affect RCG's business or Executive's ability to perform his duties under this Agreement. The foregoing shall not, however, preclude Executive from serving on the boards of directors of other entities. In his capacity as an officer of RCG, Executive shall report to the Board and abide by all rules and regulations established from time to time by the Board. Executive's authority and responsibility in RCG shall at all times be subject to the review and discretion of the Board, which shall have the final authority to make decisions regarding the business of RCG.

Section 1.2 Term of Employment. The term of Executive's employment hereunder shall continue for a period of one (1) year from the Effective Date, unless earlier terminated as provided in this Agreement. At the end of the one (1) year term, and at the end of each renewal term, this Agreement shall automatically be extended for an additional one (1) year term unless either party hereto shall give written notice of its or his intent to terminate for any or no reason thirty (30) days prior to the end of the initial term or any subsequent renewal term.

Section 1.3 Benefits. During the term of Executive's employment hereunder, Executive will be entitled to the following:


                  (a) Vacation. Executive shall be entitled to four (4) weeks paid vacation annually. One (1) week of unused vacation time will accumulate and carryover to subsequent years. Executive shall also be entitled to reasonable holidays and sick days in accordance with RCG's policy as may be established and modified from time to time.

                  (b) Employee Benefit Plans. Executive shall be entitled to participate in all employee benefit plans, including any life insurance, disability insurance and retirement plans that are generally offered to or provided for the senior executives of RCG, said plans to be approved by the Board. Executive shall be entitled to participate in such group health and dental insurance plans (including family coverage) on the same basis, including cost provisions, as may from time to time be offered generally to the other senior executives of RCG.

Section 1.4 Compensation. For all services to be rendered by Executive under this Agreement, RCG shall pay Executive as follows:

                  (a) Base Salary. Executive shall be paid an annual gross salary of One Hundred and Twenty Thousand Dollars ($120,000) payable in accordance with the normal payroll practices of RCG, which policies may be changed by RCG from time to time, and shall be subject to appropriate withholding taxes. In any event, Executive's salary shall be paid no less frequently than monthly. At the sole discretion of the Board, Executive's annual gross salary may be increased, from time to time, throughout the term of this Agreement, the amount of any such increase to be determined by the Board (or by the Compensation Committee thereof).

                  (b) Annual Bonus. If the Board shall so authorize, Executive shall be paid an annual bonus in an amount and in the manner approved by the Board in its sole discretion (or by the Compensation Committee thereof), within ninety (90) days of the end of each calendar year, provided Executive is still employed by RCG.

Section 1.5 Business Expenses. Executive shall be entitled to reimbursement of all ordinary and necessary business expenses reasonably incurred for business travel, lodging, entertainment and meals in connection with the performance of Executive's duties under this Agreement, upon submission of sufficient documentation evidencing same and in accordance with RCG's established policies for reimbursement of business expenses.

Section 1.6 Place of Employment. Executive shall be entitled to reside and perform his duties in New York, New York.

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

Section 2.4 Non-Solicitation of Clients/Employees. During the term of Executive's employment with RCG, and for the one (1) year period following the termination of Executive's employment with RCG for any or no reason, Executive shall not, directly or indirectly:

                  (a) solicit or accept, or attempt to solicit or accept any business from any individual or entity that was a customer or client of RCG during the one (1) year period ending on the date of termination of Executive's employment with RCG, or actively sought after prospective clients, for the purpose of providing services or products to such customer or client which are competitive with the services or products offered or provided by RCG or its affiliates or subsidiaries; provided, however, nothing herein shall preclude Executive from holding not more than one-percent (1%) of the outstanding equity of any company, so long as Executive does not, in fact, have the power to participate in controlling or directing the management of such company other than by such voting equity; or

     (b) employ, induce, solicit or attempt to solicit for employment, or assist others in employing, inducing or soliciting for employment, any individual who is or was an employee or independent contractor of RCG or its affiliates or subsidiaries at any time during the one (1) year period ending or the date of termination of Executive's employment with RCG in an attempt to have any such individual work for Executive, or any other individual or entity in the business of (i) raising venture capital or sourcing acquisitions for, or (ii) the development, operation and management of travel, home automation or technology-related companies.

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

                  (c) In the event RCG should bring any legal action or other proceeding for the enforcement of the Agreement, the time for calculating the confidentiality or non-solicitation period, or terms of any other restriction herein shall not include the period of time commencing with the filing of the legal action or other proceeding to enforce the terms of the Agreement through the date of final judgment or final resolution, including all appeals, if any, of such legal action or other proceeding.


                                   ARTICLE III
REPRESENTATIONS OF EXECUTIVE/INDEMNIFICATION

         Section 3.1 Representations and Warranties of Executive/Indemnification. Executive represents and warrants to RCG that he is fully empowered to enter and perform his obligations under this Agreement and that he is under no restrictive covenants to any person or entity that will be violated by his entering into and performing this Agreement, and that this Agreement constitutes the valid and legally binding obligation of Executive enforceable in accordance with its terms. Executive shall indemnify RCG upon demand for and against any and all judgments, losses, claims, damages, costs (including, without limitation, all legal fees and costs, even if incident to appeals) incurred or suffered by RCG as a result of the breach of the representations and warranties made in this Article 3.


                                   ARTICLE IV
TERMINATION OF EMPLOYMENT

         Section 4.1 Termination by RCG. Executive's employment may be terminated by RCG during the term of this Agreement upon the occurrence of one or more of the following events:

                  (a) Termination For Death. Immediately upon Executive's death.

(b) Termination For Disability. Upon the effective date of written notice from RCG (which shall not be prior to the date on which such notice is sent) in the event of Executive's disability which renders Executive incapable of performing his duties for more than one hundred and twenty (120) calendar days in one calendar year or within consecutive calendar years.

                  (c) Termination Without Cause. After the first (1st) anniversary of the Effective Date, RCG can terminate Executive's employment without cause for any or no reason (other than those set forth in Section 4.1(d) hereof), thirty (30) days after written notice (including a notice of nonrenewal sent by RCG pursuant to Section 1.2 hereof) sent to Executive following a determination by the Board to so terminate Executive's employment.

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

(ii) any gross and willful misconduct having an adverse effect upon RCG;

(iii) any intentional wrongful disclosure of Confidential Information or Trade Secrets of RCG or its subsidiaries or affiliates or any intentional form of self-dealing detrimental to the interests of RCG or its subsidiaries or affiliates;

(iv) conviction of a felony or any similar crime causing harm to the reputation of RCG or its affiliates or subsidiaries as determined by the Board (for these purposes, conviction shall include a plea of no contest or plea to any lesser charges predicated on the same underlying conduct);

(v) the habitual and debilitating use of alcohol or drugs; or

(vi) failure to comply in any material respect with the terms of this Agreement, which failure has an adverse effect on RCG and has not been cured by Executive within thirty
                                    (30) days after written notice from the
                                    Board of any such act or omission.

         Section 4.2 Resignation by Executive. Executive's employment may be terminated by Executive during the term of this Agreement upon the occurrence of one or more of the following events:

                  (a) Voluntary Resignation. Executive may terminate his employment under this Agreement by giving thirty (30) days' prior written notice to RCG (including a notice of nonrenewal sent by Executive pursuant to Section
1.2 hereof) stating Executive's election to terminate his employment with RCG. RCG may accept such resignation effective as of any date during such thirty (30) day period as RCG deems appropriate; provided, however, Executive shall receive from RCG his base salary and be entitled to participate in any RCG benefit plans in which he was a participant as of the effective date of his resignation for the duration of such thirty (30) day period (as further provided in Section 4.4(a) hereof).

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

                  (iii) RCG's failure to comply in any material respect with the terms of this Agreement, which failure has an adverse effect on Executive.

         Section 4.3 Change of Control. Upon (i) the effective date of a written notice sent to Executive by RCG stating that a "Change of Control" (hereinafter defined) has occurred or will occur and Executive's employment will be terminated in connection therewith (despite RCG's best efforts to the contrary as set forth in Section 5.8 hereof), which notice must be given no later than thirty (30) days following such Change of Control, (ii) the date of termination if Executive is terminated without cause or resigns with cause within eighteen
(18) months of a Change of Control, or (iii) the date of termination if Executive voluntarily resigns within ninety (90) days following a Change of Control. A "Change of Control" shall be deemed to have occurred if (A) as a result of any merger, consolidation, sale, assignment, transfer or other transaction, any person, other than those persons who are shareholders of RCG or its affiliates (within the meaning of Rule 501 of the Securities Act of 1933) on the date hereof, becomes the "beneficial owner" (as defined in Rule 13d-3 and 13d-5 under the Securities Exchange Act of 1934, as amended) of more than 50% of the outstanding voting securities of RCG or the surviving entity or becomes entitled to elect more than one-half (1/2) of the Board or other governing body of RCG or the surviving entity; (B) a tender offer shall be made and consummated of the ownership of 50% or more of the outstanding voting securities of RCG; or
(C) RCG sells, assigns or otherwise transfers all or substantially all of the assets of the RCG, to persons other than those persons who are shareholders of RCG or its affiliates; provided, however, in no event shall a financing transaction (such as additional rounds of funding or venture capital), which is approved by the Board and entered into by RCG be deemed to be a "Change of Control".

         Section 4.4       Effect of Termination/Change of Control.

                  (a) Termination for Death or Voluntary Resignation. In the event of termination of Executive's employment pursuant to Sections 4.1(a) or 4.2(a) hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable to Executive under Sections 1.4(a) and 1.5 hereof through the date of termination (provided that in the event of Executive's death, RCG shall also pay to Executive's estate his base salary for a period of one (1) month after the date of Executive's death), as well as any accrued but unpaid vacation time. For purposes of this Agreement, one (1) week of vacation shall be deemed to accrue each calendar quarter. Executive shall not be entitled to receive any severance pay except to the extent the Board, in its sole discretion, elects to authorize severance pay in the event of Executive's voluntary resignation.

(ii) Executive's rights under RCG's benefit plans of general application shall be determined under the provisions of those plans.

(iii) Executive shall not be entitled a bonus under Section 1.4(b) hereof for the year of termination except to the extent the Board, in its sole discretion, elects to authorize a bonus in the event of Executive's voluntary resignation.

(iv) Executive's rights with respect to option shares shall be determined under the provisions of his stock option agreement.

(b) Termination For Disability; Termination Without Cause; Resignation With Cause; Termination in Connection with a Change of Control. In the event of termination of Executive's employment pursuant to Sections 4.1(b), 4.1(c), 4.2(b) or 4.3 hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable to Executive under Sections 1.4(a) and 1.5 hereof through the date of termination as well as any accrued but unpaid vacation time (provided that in the event of Executive's disability, the base salary payable to Executive shall be less any disability benefits provided by RCG). In addition, Executive shall be entitled to one (1) month's salary continuation at the then current rate, payable in accordance with the normal payroll practices of RCG. Such severance payments are to be considered compensation for services previously rendered hereunder.

(ii) Executive shall continue to participate in RCG's group health plan for two
  (2) months following the date of termination upon the timely periodic payment of any amount required for employees to maintain family coverage for such plan, and rights under other benefit plans shall be determined under the provisions of those plans.

(iii) Executive shall be entitled to a bonus under Section 1.4(b) hereof for the year of termination in any amount as may be determined by the Board (or by the Compensation Committee thereof) in its sole discretion.

(iv) Executive's rights with respect to the option shares shall be determined under the provisions of his stock option agreement.

(c) Termination For Cause. In the event of termination of Executive's employment prior to Section 4.1(d) hereof:

(i) RCG shall pay to Executive the base salary and expenses otherwise payable pursuant to Sections 1.4(a) and 1.5 hereof through the date of termination. Executive shall not be entitled to receive any severance pay whatsoever.

(ii) Executive's rights under RCG's benefit plans of general application shall be determined under the provisions of those plans.

(iii) Executive shall not be entitled to a bonus under Section 1.4(b) hereof for the year of termination.

 (iv) Executive's rights with respect to the option shares shall be determined under the provisions of his stock option agreement.


                                    ARTICLE V
GENERAL PROVISIONS

         Section 5.1 Survival. Notwithstanding anything to the contrary herein, the provisions of this Agreement shall survive and remain in effect in accordance with their respective terms in the event Executive's employment is terminated for any or no reason.

         Section 5.2 Enforcement Costs. If any civil action, arbitration, or other legal proceeding is brought for the enforcement of this Agreement, or because of an alleged dispute, breach, default or misrepresentation in connection with any provision of this Agreement, the successful or prevailing party or parties shall be entitled to recover reasonable attorneys' fees, sales and use taxes, court costs, and all expenses (including, without limitation, all such fees, taxes, costs, and expenses incident to arbitration, appellate and post-judgment proceedings), incurred in that civil action, arbitration, or legal proceeding, in addition to any other relief to which such party or parties may be entitled.

         Section 5.3 Notices. For purposes of this Agreement, all communications including, without limitation, notices, consents, requests or approvals, provided for herein shall be in writing and shall be deemed to have been duly given (a) when personally delivered, (b) on the following day if submitted to a nationally recognized overnight courier service as evidenced by a receipt, or
(c) five (5) business days after having been mailed by United States registered mail or certified mail, return receipt requested, postage prepaid, addressed to:

     If to RCG:                               If to Executive:

     eResource Capital Group, Inc.            Jeffrey F. Willmott
     6836 Morrison Boulevard, Suite 200       170 East 88th Street, Apt. 2B
     Charlotte, NC 28211                      New York, NY 10128
     Attn:  Michael D. Pruitt
or to such other address as a party may have furnished to the other in writing and in accordance herewith, except that notices of change of address shall be effective only upon receipt.

         Section 5.4 Governing Law. The validity, interpretation, construction, performance and enforcement of this Agreement shall be governed by the laws of the State of Delaware, without giving effect to the principles of conflicts of law of such State.

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

         Section 5.8 Binding Effect. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective administrators, executors, representatives, heirs, successors and permitted assigns. "Successor" shall mean any successor in interest, pursuant to a Change of Control as set forth in Section 4.3 hereof. RCG shall use its commercially reasonable efforts to cause any Successor which is not obligated to assume RCG's contracts to agree at the time of becoming a Successor to perform this Agreement to the same extent as the original parties would be required if no succession had occurred.

         Section 5.9 Assignment. This Agreement is personal in nature and the parties shall not, without written consent of the other party, assign, transfer or delegate this Agreement or any rights or obligations hereunder.

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

         Section 5.12 Counterparts/ Facsimile Signatures. This Agreement may be executed in one or more counterparts (whether by facsimile or otherwise), each of which shall be deemed to be an original, and all of which together will constitute one and the same Agreement.







                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first above written.

                                      RCG:

                                  eRESOURCE CAPITAL GROUP, INC.

                                By:      /s/ Michael D. Pruitt
                                -------------------------------
                                         Michael D. Pruitt
                                         Its: CEO

                                         APPROVED BY THE
                                         COMPENSATION COMMITTEE:

                                         /s/ Dr. James A. Verbrugge
                                         --------------------------
                                         Dr. James A. Verbrugge



                                         [RECUSED] /s/
                                         Jeffrey F. Willmott
                                         ---------------------
                                         Jeffrey F. Willmott
                                         (Chairman)



                                          EXECUTIVE:
                                          /s/ Jeffrey F. Willmott
                                         ------------------------
                                          Jeffrey F. Willmott

 Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                 (SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

Pursuant to, and solely for purposes of, 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002), each of the undersigned hereby certifies in the capacity and on the date indicated below that:

1. The Quarterly Report of eResource Capital Group, Inc. (the "Registrant") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.


/s/ Michael D. Pruitt                                     Dated:  May 20, 2003
--------------------------------------------
Michael D. Pruitt
Principal Executive, Financial and Accounting Officer