Form 10KSB
period 2003-06-30
ERESOURCE CAPITAL GROUP INC
filed 2003-10-14
CIK 722839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________

Commission file number 1-8662

eRESOURCE CAPITAL GROUP, INC.

(Name of small business issuer in its charter)

DELAWARE	23-2265039

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6836 MORRISON BLVD., SUITE 200, CHARLOTTE, NC	28211

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (704) 366-5054

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value, $0.04	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: NONE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

The issuer’s revenues for its most recent fiscal year (12 months ending June 30, 2003): $75,824,171

The aggregate market value of the voting common equity held by non-affiliates as of September 29, 2003 as $26,241,000.

The number of shares outstanding of each of the issuer’s Common Stock as of September 29, 2003: 15,553,551

PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

     eResource Capital Group, Inc. and its subsidiaries (“RCG”, “We” or the “Company”) is a network of travel and entertainment and technology services companies brought together under one operating company to benefit from synergistic relationships and the infusion of intellectual and capital resources. The Company is engaged in the operation of aviation travel services, home technology and technology solutions businesses and a call center operation. RCG is a Delaware corporation incorporated in 1982. The Company’s fiscal year ends on June 30.

     In fiscal 2001, the Company brought in new executive management and modified its business plan to focus on acquiring and enhancing travel and entertainment and technology services companies and, as a result, acquired companies in the telecommunications call center, home technology and technology solutions business segments. The Company also brought in new management to its aviation business and completed the acquisition of an aviation services company that, together, have expanded that business into a highly specialized travel organization that delivers a unique turnkey air service. This air travel services business generated $62 million and $27 million in revenue in fiscal years 2003 and 2002, respectively, and has contracts with two affiliates of the largest air inclusive tour operator in the world. As a result of this growth, the Company has increased its focus on the travel and entertainment sector and plans to continue to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel and entertainment sectors. The Company is in the early phases of our expanded strategy and continues to focus on existing operations as well as our efforts to implement this strategy.

     At different times prior to fiscal 2000, the Company operated businesses in several industries including drug-screening, computer software and residential and commercial real estate development, all of which have been discontinued. During fiscal 2000, the Company, under the name flightserv.com, Inc. was engaged in the development of an Internet website to provide access to private aviation travel services. In March 2000, the Company launched its private aviation program, called Private SeatsTM. The Company was able to generate only minimal customer bookings through the Private SeatsTM program and did not book any flights under this program after June 2000.

     In October 2000, the Company changed its name to eResource Capital Group, Inc. to reflect the new business direction.

     Certain statements contained in this report, including, without limitation, statements containing the words “believes”, “anticipates”, “expects”, and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing governmental regulations and changes in or the failure to comply with, governmental regulations; adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

AVIATION TRAVEL SERVICES

     The Company acquired Internet Aviation Services, Ltd. (“IASL”), a leisure and business travel services company which provided charter aviation services, in August 2000. IASL was integrated into our aviation travel services business through our flightserv subsidiary.

     flightserv.com, Inc. (“flightserv”), headquartered in Atlanta, GA, is a nationally recognized airline and travel program management company providing tour operators, corporate travel departments, sports teams and casinos with cost effective and reliable charter air transportation on a scheduled and ad-hoc basis. flightserv acts as a program manager by providing turnkey charter services including aircraft and related services such as ground support and aircraft fueling, passenger service and support, and real-time flight tracking. flightserv also provides its clients with Internet-ready reservations services and aviation consulting. flightserv differentiates itself in the charter travel industry by focusing on full program management services, which combines the functions of aircraft brokerage, flight operations, airport operations, contract negotiation between clients and air service providers, airport subsidy negotiations and consumer marketing. flightserv does not own or operate any aircraft.

     flightserv has an agreement with Vacation Express, a member of the MyTravel Group, ending in December 2004, to operate a passenger hub at Atlanta Hartsfield Airport. Pursuant to the terms of the agreement, six commercial jet aircraft originate in six eastern and mid-western cities and serves six Caribbean destinations. Also, in July 2002, flightserv entered into a three-year agreement with Suntrips, Inc., a sister company of Vacation Express in the MyTravel Group, to operate scheduled weekly flights between three west coast cities and two Mexican destinations. The majority of the revenue of flightserv and the Company is generated pursuant to these contracts. During the three month period ended June 30, 2003, sales to Vacation Express, represented approximately 76% of the Company’s consolidated revenue. For the fiscal year ended June 30, 2003, sales to Vacation Express represented approximately 73% of consolidated revenue.

In fiscal 2002 and 2003, flightserv developed and implemented a trial scheduled charter flight operation d/b/a Interstate Jet. Initial service began between Allentown PA/Newburgh NY and Las Vegas NV/Los Angeles CA. The origination cities were chosen as a result of direct cash subsidies and marketing support from the respective airport authorities. While the first trials of these cities did not yield adequate passenger loads and yields to break even, flightserv plans to continue to work with airport authorities to develop and implement new scheduled air service to minimize reliance on fixed length tour operator contracts.

During fiscal year 2003, flightserv started two joint ventures, flightfuel, Inc. (“flightfuel”) and Platinum Air Charter, LLC (“Platinum”), with initial investments of $5,000 and $60,000, respectively. Both are 50% owned by flightserv. flightfuel began operations in January, 2003 and provides fuel management services to its clients. flightfuel has temporarily suspended further fuel sales, while it seeks to recover through litigation past due fuel amounts (approximately $360,000) from a former client. Platinum, a Dallas, Texas based company, began operations in July, 2003 and provides charter air program management services to its clients. Platinum specializes in charter flights that can utilize smaller non-commercial airports (FBO’s). Platinum currently has contracts primarily with casinos and NCAA colleges.

HOME TECHNOLOGY

     The Company operates its home technology business through Lifestyle Innovations, Inc. (“Lifestyle”), a separate publicly traded company of which the Company owns approximately 77% of the outstanding common stock. Lifestyle is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. Lifestyle creates relationships with high-end residential homebuilders (those that build residences with value equal to or greater than $250,000) and provides such homebuilders with a basic structured wiring and security package in exchange for an agreement to introduce the homeowner to a Lifestyle sales consultant and to offer the homeowner a visit to the local Lifestyle showroom. While in the showroom, the homeowner is introduced to the complete line of home security, entertainment, lighting, and home office options. Lifestyle has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service provider, broadband and security) to ensure the highest quality and most attractive pricing for the homeowners’ needs.

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

     On April 3, 2001, the Company acquired Lifestyle in exchange of 1,153,525 shares of Common Stock pursuant to certain stock purchase agreements. Including direct acquisition costs, the total purchase price aggregated $7,695,586 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Lifestyle’s net assets on the acquisition date aggregating $8,069,669 was allocated to goodwill.

     On July 10, 2001, the Company, through Lifestyle, acquired certain net assets, liabilities and the business of a home technology company located in Atlanta, GA for an aggregate purchase price of $1,255,000, which was paid by delivery of a cash payment ($275,000), Common Stock (139,365 shares) and a four-year term promissory note ($250,000). Including direct acquisition costs, the total purchase price for this business, which is operated as Lifestyle Technologies Atlanta, Inc. (“LSTA”) aggregated $1,260,000 and the transaction was accounted for using the purchase method of accounting. The excess value of the purchase price over the fair value of the net assets on the acquisition date aggregated approximately $1,208,000, which was allocated to goodwill.

     On September 5, 2002 the Company closed the sale (the “LFSI Transaction”) of its subsidiary LST, Inc. (“LST”) to Lifestyle Innovations, Inc. (“LFSI”). LFSI is a fully reporting company whose common stock is publicly traded on the over the counter market. The Company’s consolidated financial statements should be read in conjunction with all publicly available information of LFSI. Pursuant to this transaction, LST became a wholly-owned subsidiary of LFSI and the Company received 16,000,000 shares of LFSI restricted common stock, which represented approximately 77% of the outstanding stock of LFSI at the closing date. LFSI agreed to complete a registration statement within 90 days of closing (the “Triggering Date”) to register the shares of LFSI common stock received by the Company in the LFSI Transaction. LFSI issued an option to the Company for 1,000,000 shares of LFSI common stock at 20% of the last bid price for the LFSI common stock on the Triggering Date. Such option was exercisable only if the registration statement was not filed by the Triggering Date. As a result of the acquisition of FutureSmart Systems, Inc. (“FutureSmart”) by LFSI, the Company and LFSI agreed to extend the deadline for the registration statement to May 31, 2003, or a later date consistent with any registration rights associated with the acquisition of FutureSmart or otherwise, or as the parties mutually agree. The registration statement has not been completed and therefore the LFSI common stock held by the Company remains restricted. The LFSI Transaction added approximately $320,000 of cash, $50,000 of which was received in fiscal 2002, and $65,000 of other assets to the existing assets of LST. Additionally, in September 2002 and subsequent to the closing of the LFSI Transaction, LFSI received approximately an additional $870,000 in equity funding from its private placements.

     In connection with LFSI’s acquisition of FutureSmart as discussed below, the Company agreed that for a period equal to the lesser of (i) March 3, 2005, and (ii) one (1) year from the registration of the shares of common stock of the FutureSmart shareholders, in the event that the Company proposes to transfer fifteen percent (15%) or more of the shares of LFSI’s capital stock owned by the Company (other than registered offerings, sales to certain investors, and related party sales), then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions, and the number of shares of LFSI stock that the Company may sell in the transaction shall be correspondingly reduced; provided, however, that the aggregate number of shares that the FutureSmart shareholders may sell in any proposed sale transaction may not exceed twenty-five percent (25%) of the total number of shares to be sold by the Company.

     On May 28, 2003 the Board of Directors of the Company approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

     LFSI completed its acquisition of FutureSmart effective March 7, 2003 after which date the results of operations of FutureSmart are included in the consolidated financial statements. The purchase price of $876,910 consisted of the issuance of 1,000,000 shares of LFSI’s $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $552,080 in direct transaction costs.

     The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS No. 141, and the Company has accordingly allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed. The allocation of the purchase price resulted in the Company recording goodwill in the amount of $2,939,072.

     Pursuant to the acquisition agreement, the shareholders of FutureSmart could receive “Earn out Consideration” of up to 1,200,000 LFSI common shares if FutureSmart achieves certain “Performance Milestones.”

     FutureSmart is a manufacturer of “structured wiring” and home networking systems. FutureSmart develops and distributes home technology products designed to meet the current and future needs of homeowners for computer networking, audio/video distribution and home automation.

     The Company records minority interest, which represents the minority shareholders’ share of income or losses of LFSI, a consolidated subsidiary. The minority interest in the consolidated balance sheet reflects the original investment by these minority shareholders in this consolidated subsidiary, along with their proportional share of the losses of the subsidiary. Minority interest also reflects LFSI’s subsequent sales of LFSI common stock, issuance of common stock warrants and preferred stock, and the Company’s cost basis in LFSI stock sold.

TECHNOLOGY SOLUTIONS

     Our technology solutions business is the result of our acquisitions of Avenel Alliance, Inc. (“Avenel Alliance”) in February 2001 and Logisoft Corp. (f/k/a Logisoft Computer Products Corp., “Logisoft”), and its wholly-owned subsidiary eStorefronts.net Corp. in June 2001. Avenel Alliance was a wholly-owned subsidiary of Avenel Ventures, Inc. (“Avenel Ventures”), which was also acquired by us in February 2001 and integrated into our corporate unit.

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

     On February 13, 2001, the Company acquired all of the outstanding capital stock of Avenel Ventures, and its wholly-owned subsidiary Avenel Alliance, in exchange of 957,143 shares of Common Stock pursuant to a stock purchase agreement dated as of November 8, 2000. The total purchase price aggregated $6,834,000 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Avenel Ventures’ net assets on the acquisition date aggregating $5,610,000 was allocated to goodwill. This goodwill was allocated to the technology solutions business segment, except for, $1,000,000 that was allocated to the Company’s Corporate segment in the Company’s adoption of Statement of Financial Accounting Standards (“FASB”) No. 142.

     On June 19, 2001, the Company acquired Logisoft in exchange of 785,714 shares of Common Stock pursuant to that certain agreement and plan of merger. The total purchase price aggregated $5,504,879 and the transaction was recorded using the purchase method of accounting. The excess value of the purchase price over the fair value of Logisoft’s net assets on the acquisition date aggregating $4,146,000 was allocated to goodwill. The aggregate purchase price and goodwill were both adjusted in fiscal 2002 by $42,000 to reflect the issuance of earn-out shares to certain members of Logisoft’s management.

     On June 10, 2003 eStorefronts.net Corporation, 100% owned by Logisoft, a subsidiary of the Company, purchased a 75% interest in Premier Shoe Group, LLC (“Premier”) for $187,000. A one-year 10% note of $147,000 was signed at closing and $40,000 cash was paid. Premier operates a website named 123Shoes.com which sells brand name shoes. The results of Premier will be consolidated on Logisoft’s financial statements and the portion of income or loss attributable to the minority interest as an increase or decrease to the minority interest recorded.

TELECOMMUNICATIONS CALL CENTER

     We operate our telecommunications call center business through our subsidiary DM Marketing, Inc. (“DMM”). DMM operates a thirty-five seat telecommunications call center located in Pensacola, Florida which is equipped to provide telemarketing, help desk and other services to companies.

     In December 2002, the Company’s aviation travel services business assumed operational responsibility of the call center operations located in Pensacola FL. Investments have been made in new reservations software, related computer equipment, and additional employees to support increased call volumes associated with the Company’s Interstate Jet programs. The Southeast Airlines “Club 59” program has been discontinued due to reduced call volumes from Southeast and the reservations center is now focusing on the Interstate Jet programs.

     In January 2003, DMM was operated and managed by flightserv and provided in-bound reservations call center services to Southeast Airlines and flightserv’s Interstate Jet. From January through June 2003 DMM booked approximately 65,000 passenger segment reservations for Southeast Airlines and Interstate Jet.

RECENT BUSINESS DEVELOPMENTS

     During the first quarter of fiscal year 2004, the Company received funding from private investors of $50,000 at $.25 per share and $938,000 at $1.12 per share. During August 2003, the Company converted certain debt and certain accounts payable totaling $879,779 to common stock at $1.12 per share.

     On September 1, 2003, DMM, a subsidiary of the Company, closed the Pensacola, FL call center facility. DMM is currently negotiating with the landlord for alternative uses of the Pensacola location, or a negotiated lease buyout for the present lease which expires in June 2004. Future DMM programs will be managed by flightserv.com, Inc., either at its existing office in Atlanta, GA or new space depending on the size and profit projections of the specific program.

FACTORS AFFECTING FUTURE RESULTS AND FORWARD-LOOKING STATEMENTS

     The Company’s business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks and others are discussed elsewhere herein or in other documents filed by the Company with the SEC. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management’s belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, those set forth below.

WE MAY NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO CONTINUE TO OPERATE AND GROW OUR BUSINESS.

     The Company believes that its existing balances of cash and cash equivalents and investments will be sufficient to meet working capital and capital expenditure requirements of our continuing operations through the end of fiscal 2004. If we are unable to grow our business or improve our operating cash flows as expected, we suffer significant losses on our investments or are unable to realize adequate proceeds from those investments, including our holdings of LFSI stock, then we will need to secure alternative debt or equity financing to provide us with additional working capital. However, there can be no assurance that we will be able to complete such financing if required. If we raise funds through debt financing, then we will incur additional interest expense going forward. If we raise additional funds by issuing additional equity securities, then the percentage ownership of our current stockholders will be diluted. We cannot be certain that additional financing will be available when and to the extent required or that, if available, it will be on acceptable terms. In addition, our ability to complete future financings may be affected by the market price of our Common Stock. If adequate funds are not available on acceptable terms, then we will not be able to continue to fund our existing businesses or our planned expansion or take other steps necessary to enhance our business or continue our operations.

WE HAVE BEEN INCURRING OPERATING LOSSES AND THERE CAN BE NO ASSURANCE THAT WE WILL ACHIEVE OR SUSTAIN PROFITABILITY.

     We incurred operating losses in our fiscal years ended June 30, 2003, 2002, 2001 and 2000. Certain of our other operating businesses have incurred and continue to incur operating losses. In particular, we have, and continue to, incur operating losses in connection with our efforts to grow our home technology business. We expect to continue to incur significant operating costs in connection with our efforts to expand our existing businesses and to grow through acquisitions. As a result of these costs and uncertain revenue growth, there can be no assurance that we will achieve or sustain profitability for any annual period.

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

     The stock market in general, and the market for travel, entertainment and technology services companies has recently experienced extreme volatility. Similarly, the per share trading price of our Common Stock during the year ended June 30, 2003, as reported by the American Stock Exchange, fluctuated from a high of $1.50 to a low of $0.26. Fluctuations in the price of our Common Stock may occur, among other reasons, in response to:

•	operating results;

•	regulatory changes;

•	economic changes;

•	market valuation of firms in related businesses; and

•	general market conditions.

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

WE MAY BE UNABLE TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE.

     Our Common Stock is presently listed and trading on the American Stock Exchange (the “Exchange”). The Exchange has previously raised the question of whether the Company meets the qualifications for continued listing and may raise such questions in the future. The Company believes that it meets the standards for continued listing but such a determination is subjective and no assurance can be given that the Exchange will agree or that our Common Stock will be trading on the Exchange at the time that the stockholders are able to sell shares under applicable securities laws.

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

     During our fiscal year ended June 30, 2000, we incurred substantial expenses developing our Private SeatsTM program. We were unable to generate sufficient customer use of our Private SeatsTM program and had to discontinue the service shortly after it was launched. As a result, we made a decision to diversify through the acquisitions of DMM, IASL, Avenel Ventures, Lifestyle and Logisoft in fiscal 2001, expanding our business plan to attempt to acquire expansion-stage travel, entertainment and technology services companies. At the same time, we have had a change in our executive team. However, we have limited resources and there can be no assurance that we will be able to implement our expanded business plan or achieve profitability. In addition, if we are not successful in implementing our strategy or if we otherwise believe it to be in our best interest, then we may modify or change our business plans.

WE MAY BE UNABLE TO SUCCESSFULLY EXECUTE OUR ACQUISITION STRATEGY.

     We anticipate that a portion of our future growth will be accomplished through acquisitions. The success of this plan depends upon our ability to:

•	identify suitable acquisition opportunities;

•	effectively integrate acquired personnel, operations, products and technologies into our organization;

•	retain and motivate the personnel of acquired businesses;

•	retain customers of acquired businesses; and

•	obtain necessary financing on acceptable terms or use Common Stock as consideration for acquisitions.

     In addition, turbulence in financial markets and the slowdown in the U.S. economy may result in a diminished pool of companies that meet our criteria for acquisition. Even if we are successful in acquiring companies, we may be unable to integrate them into our business model or achieve the expected synergies.

OUR ACQUISITION STRATEGY HAS AND WILL CONTINUE TO DILUTE OUR CURRENT STOCKHOLDERS’ OWNERSHIP.

     Our acquisition strategy contemplates that we will continue to issue shares of our Common Stock to make strategic acquisitions and attempt to grow our business. However, each of the acquisitions that we complete in the future, involving the issuance of Common Stock, will further dilute our current stockholders’ ownership interest in the Company.

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

OUR SUBSIDIARIES FACE SIGNIFICANT COMPETITION.

     Our success depends on our ability to grow our subsidiaries’ businesses, all of which operate in highly competitive business segments. Many of our subsidiaries’ competitors have substantially greater financial, operational and human resources than we do. As a result, our subsidiaries may be unable to compete successfully with such competitors.

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

OUR AVIATION TRAVEL SERVICES BUSINESS IS DEPENDENT UPON A FEW, KEY CUSTOMERS AND SERVICE PROVIDERS.

     During the three month periods ended June 30, 2003 and 2002, sales to Vacation Express, a MyTravel Group company and a customer of the Company’s aviation travel services business, represented 76% and 63%, respectively, of the Company’s consolidated revenue. For the years then ended, sales to Vacation Express represented 73% and 54%, respectively, of the Company’s consolidated revenue. This concentration of revenue with Vacation Express, and its sister company, Suntrips, Inc. (“Suntrips”), increased in July 2002 with the beginning of a new program for Suntrips.

     If these customers default under the contracts that they presently have with the Company, or otherwise are unable to fulfill their obligations under such contracts, the Company’s aviation travel services business would suffer operating losses which may result in a material adverse impact on the Company’s financial position and its ability to continue operations.

     The Company’s aviation travel services business generally contracts with one to two carriers for each of the long-term tour operator contracts discussed above. While this concentration generally reduces the costs of the carrier service, if one or more of these carriers is unable to perform under its contract, our aviation travel services business may experience service interruptions which could reduce its revenue. Additionally, the Company’s aviation travel services business may be forced to replace such a carrier which could result in higher operating costs for the carrier services, thereby reducing profitability.

     The Company’s aviation travel services business has a dispute of approximately $2.3 million with Pace Airlines, Inc. (“Pace”) related to amounts due to Pace for calendar year 2002 for shortages related to guaranteed flying revenue and expenses associated with relocating the air hub with the Vacation Express contract. Management believes these claims to be baseless and no funds are due Pace. In the event that funds were ultimately determined to be due Pace, management believes the payment responsibility would be with Vacation Express, or their parent company, My Travel. Accordingly a liability has not been booked in fiscal year 2003.

FUTURE EVENTS SIMILAR TO THOSE OF SEPTEMBER 11, 2001 MAY HAVE AN ADVERSE EFFECT ON OUR BUSINESSES.

     The terrorist attack against the United States on September 11, 2001 produced great uncertainty in the economy in general and in the aviation industry in particular. Industry reports indicate that these events are still having a negative impact on the air travel industry. These events may drastically alter the long-term demand for charter services. In addition, these events may lead the Federal Aviation Administration to place additional restrictions on charter flight operators, which may increase the cost of private charter services. The long-term impact of these events on the aviation industry and the chartered services segment of that industry are not known. These events could have a material adverse effect on our aviation travel services business including the operation of our charter hub service through Atlanta, Georgia.

     Also, additional terrorist attacks against the United States could produce uncertainty in the financial markets, which could negatively effect economic performance of the United States. These events could also have a material adverse effect on our home technology business and our other business segments.

IF OUR AVIATION TRAVEL SERVICES BUSINESS DOES NOT PRODUCE REVENUE AS FORECASTED, THEN WE WILL NEED TO RAISE ADDITIONAL CAPITAL SOONER THAN EXPECTED.

     Pursuant to an agreement with a major tour operator, we created and operate a passenger hub at Atlanta’s Hartsfield Airport. Pursuant to the terms of the related agreement, aircraft originate in six eastern and mid-western cities and serve six Caribbean destinations. This program began operations in December 2001. This agreement represents the majority of our fiscal 2003 aviation services revenue, and along with a similar three year agreement to service several Mexican destinations from several western cities that flightserv signed in July 2002, is expected to comprise the majority of our revenue in fiscal 2004. However, due in part to the slowdown and uncertainty in the economy in general and in the air travel industry in particular, there can be no guarantee that the revenue from these agreements will materialize. In fact, our customer for the Atlanta hub operation has reduced its scheduled flights between August 2003 and December 2003. These schedule changes are expected to reduce the Company’s aviation services revenue, from the original schedule by approximately $1 million and gross profit during that period by $100,000. If our aviation travel services business does not generate the forecasted revenue, then our aviation travel services business may not operate profitably and we would not be able to offset any operating losses in other business segments or corporate expenses. As a result, we would need to raise additional capital, through debt or equity financing, sooner than expected.

AVIATION SERVICES CONTRACTS MAY RESULT IN LOSSES.

     The Company actively pursues opportunities to operate scheduled and ad-hoc charter service outside of its two primary aviation services contracts with major tour operators, in order to utilize capacity on aircraft that it has under contract. These programs often require the Company to provide such services for a fixed fee or with limited ability to pass along increases in operating costs over the amounts estimated during the bid process. If actual operating costs are higher than forecast, the Company may lose money on such programs and these losses may exceed the operating profit generated on other aviation travel services contracts. For example, in fiscal 2003, the Company’s Interstate Jet and DMM reservations center lost approximately $550,000 for the fiscal year due primarily to start up costs associated with the DMM reservation center, lower than anticipated load and yield factors for Interstate Jet and higher than anticipated fuel and aircraft costs. Management believes that passenger demand was significantly adversely effected by the war in Iraq, which coincided with the startup of some of the scheduled Interstate Jet service.

GOVERNMENT REGULATION OF THE TRAVEL INDUSTRY COULD IMPACT OUR AVIATION TRAVEL SERVICES’ BUSINESS OPERATIONS.

     Certain segments of the travel industry are regulated by the United States Government and, while we are not currently required to be certified or licensed under such regulation, certain services offered by our aviation travel services business are affected by such regulation. Charter flights operators, upon which our aviation travel services business depends, are subject to vigorous and continuous certification requirements by the Federal Aviation Administration. Changes in the regulatory framework for charter aviation travel could adversely affect our aviation travel services business’ operations and financial condition.

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

HOME TECHNOLOGY BUSINESS MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

     Our home technology business began operations in March 2000 and since then has not achieved profitability for a sustained period of time. Through our home technology business, we provide homeowners complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. We also provide similar services to the commercial market. Our planned expansion of this business through franchising and entering new markets may fail due to intense competition from competitors in the residential technology industry who have greater capital, technical, operational, marketing and human resources and greater experience and brand equity than we do. Furthermore, we may have overestimated the depth of the residential technology industry and the demand for our home technology products. Our inability to execute the expansion plan of Lifestyle and to attract and retain customers for this business would likely result in our home technology business continuing to operate at a loss.

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

     The market for strategic Internet services is relatively new and is evolving rapidly. The future growth of our technology solutions business is dependent upon the ability of such business to provide strategic Internet services that are accepted by existing and future clients. Demand and market acceptance for recently introduced services are subject to a high level of uncertainty. The level of demand and acceptance of strategic Internet services is dependent upon a number of factors, including:

•	the growth in consumer access to and acceptance of new interactive technologies such as the Internet;

•	companies adopting Internet-based business models;

•	the development of technologies that facilitate two-way communication between companies and targeted audiences;

•	the level of capital spending on Internet, technology and communications initiatives; and

•	the extent and nature of any domestic or international regulation of e-business or uses of the Internet.

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

THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS COULD SUBSTANTIALLY DILUTE EXISTING STOCKHOLDERS AND COULD HAVE A NEGATIVE EFFECT OUR STOCK PRICE.

     We have adopted the eResource Capital Group, Inc. Stock Option Plan (the “Plan”) and our stockholders have authorized the issuance of options to acquire up to 20,000,000 shares of Common Stock under the Plan. As of June 30, 2003, we have outstanding options for 2,409,750 shares, under the Plan that have been granted to our officers, directors, employees and other service providers of which options for 1,276,993 shares, are vested. There have been zero options exercised for fiscal year 2003 of Common Stock that were issued under the Plan. In addition to options issued under the Plan, we currently have outstanding warrants as of June 30, 2003 for up to 2,329,660 shares. Our outstanding options and warrants have exercise prices ranging from $0.28 to $28.00. The exercise of these options or warrants will dilute the percentage ownership of our current stockholders and the potential sale of shares issued upon the exercise of these warrants or options could have a negative impact on the market price of our Common Stock.

THE CONVERSION OF DEBT BY EXISTING DEBT HOLDERS COULD SUBSTANTIALLY DILUTE EXISTING STOCKHOLDERS AND COULD HAVE A NEGATIVE EFFECT OUR STOCK PRICE.

     We have entered into debt conversion agreements with certain debt holders to give such parties the option to convert up to $1.049 million of debt and interest of the Company and two of its subsidiaries into the right to receive shares of the Company’s Common Stock. The terms of these agreements allow such debt holders to convert balances due them into shares of our Common Stock at a 20% discount to an average market price, but no less than $1.12 per share, and require us to register the shares underlying the convertible debt on a registration statement. Up to 714,286 shares may be issued in connection with such debt conversions. During August, 2003 three debt holders elected to convert debt to common stock at $1.12 per share. Mr. G. David Gordon, a Company Stockholder and owner of six LFSI franchises, converted a total of

$308,738 of outstanding debt and accrued interest into 275,658 restricted common shares.. GAIA Holdings, Inc., a privately held company, converted a total of $552,439 of outstanding debt and accrued interest into 387,445 restricted common shares. The Company incurred this debt during fiscal 2001 and fiscal 2002. These transactions occurred in accordance with the conversion terms contained in the debt agreements.

     In addition, $18,603 owed to a vendor was converted to 36,000 shares of restricted common stock of the Company during August 2003.

     In addition, we have $650,000 of debt outstanding that is convertible at $4.55 per share, the principal of which is due in August 2003, and $750,000 that is convertible at $2.10 per share or a mutually agreed upon discounted market price, the principal of $150,000 which is due in December 2003 and $600,000 which is due in December 2004.

     Conversions of debt to shares of the Company’s Common Stock will result in dilution of a stockholder’s investment in the Company and the potential sales of Common Stock by the Selling Stockholders could have a negative impact on the market price of our Common Stock.

THE FUTURE SALES OF RESTRICTED SECURITIES COULD HAVE A NEGATIVE EFFECT ON OUR STOCK PRICE.

     The market price of our Common Stock could be negatively affected by the future sale of shares of restricted Common Stock, including shares of restricted Common Stock underlying options and warrants that have been or will be issued by us. As of June 30, 2003 and 2002, approximately 2,100,000 of our 13,948,160 and 2,100,000 of our 12,280,820, respectively, issued and outstanding shares of Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act or otherwise not available for trading by the public. Rule 144 provides generally that restricted securities must be held for a one year period prior to resale and provides certain additional limitations on the sale of such shares, including limitations on the volume of such shares that a beneficial owner may sell in any three month period thereafter. Generally, non-affiliated stockholders may sell restricted shares that have been held for at least two years without any limitations. In addition, Rule 145 permits the sale by non-affiliates of restricted securities issued in connection with certain business combinations one year after such shares are issued. As restricted shares become eligible for resale pursuant to Rule 144 or Rule 145, the number of sellers of our Common Stock could increase significantly and, as a result, the market price of our Common Stock could decrease.

INABILITY TO PROTECT INTELLECTUAL PROPERTY RIGHTS.

     We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technologies, brand and marks. These laws and contractual provisions provide only limited protection of proprietary rights and technology. If we are not able to protect our intellectual property, proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate.

DISCONTINUED OPERATIONS

     On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc., a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003 LFSI’s Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

     In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, GA area. In May 2001, the Company entered a contract to sell its two shopping centers, which closed on August 31, 2001. As a result, the Company recorded a gain of approximately $575,000 in August 2001.

EMPLOYEES

     At June 30, 2003, the Company had 116 full-time employees in its continuing businesses as follows:

Aviation Travel Services	22
Home Technology	24
Technology Solutions	25
Telecommunication Call Center	2
Corporate	5

78

     The Company has no collective bargaining agreements with any unions and believes that overall relations with its employees are good.

ITEM 2. PROPERTIES

     At June 30, 2003 the Company’s continuing businesses leased office building space as follows:

Business Segment	Locations	Square Feet	Ann. Rent	Termination

Aviation Travel Services	Atlanta, GA	5,989	$79,200	Nov 2003
Home Technology	Charlotte, NC/Atlanta, GA	22,963	$236,273	June 2007
Technology Solutions	Fairport, NY/Charlotte, NC	8,499	$158,274	Dec. 2009
Call Center	Pensacola, FL	7,380	$33,863	June 2004
Corporate	Charlotte, NC	3,304	$66,080	Sept. 2004

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

     The Company’s aviation services business is seeking to recover through litigation approximately $70,000 from Southeast Airlines, Inc. related to a fiscal year 2003 charter flight program. Flightfuel, Inc. a joint venture of the Company’s aviation travel services business is seeking to recover through litigation approximately $360,000 in unpaid aviation fuel from Southeast Airlines, Inc.

ITEM 4. VOTE OF SECURITY HOLDERS

There were no shareholders’ meetings or submission of matters to a vote of security holders during the fiscal year ended June 30, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     The Company’s $.04 par value common stock (“Common Stock”) is listed on the American Stock Exchange under the symbol “RCG”. The prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions. The following table shows the high and low trading and closing prices of the Common Stock during the last two fiscal years as reported on the Exchange:

Fiscal 2003	High	Low	Close

First Quarter	$1.50	$.66	$.80
Second Quarter	.93	.35	.61
Third Quarter	.65	.26	.31
Fourth Quarter	.70	.27	.55

Fiscal 2002	High	Low	Close

First Quarter	$6.30	$4.27	$4.62
Second Quarter	4.34	1.12	1.54
Third Quarter	2.38	.84	.98
Fourth Quarter	1.82	.70	.95

Dividends

The Company has never paid cash dividends and currently intends to retain any future earnings to expand its operations. Therefore, it is not contemplated that cash dividends will be paid on the Company’s Common Stock in the foreseeable future.

Record Holders

     The approximate number of record holders of the Company’s Common Stock as of September 29, 2003 was 5,000.

Securities authorized for issuance under equity compensation plans

     The following table summarizes certain information as of the end of the Company’s fiscal year 2003 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company are authorized for issuance:

	Number of securities to be
	issued upon exercise of	Weighted average exercise	Number of securities
	outstanding options,	price of outstanding	remaining available for
Plan category	warrants and rights	options, warrants and rights	future issuance

Equity compensation plans approved by security holders	2,409,750	$2.10	17,590,250
Equity compensation plans not approved by security holders	2,329,660	$9.31	—

Total	4,739,410	$5.65	17,590,250

     The material features of the Company’s stock option plan, the data for which is summarized under the equity compensation plans approved by security holders in the table above, and its warrant arrangements with vendors and other service providers are summarized in Note 11 to the consolidated financial statements that appear in Item 7 of this Annual Report.

Sales of Unregistered Securities

During the quarter ended June 30, 2003, the Company issued 1,300,000 shares of restricted Common Stock at $.25 per share in connection with a private placement sale of Common Stock. The shares were issued to four investors. The offering was exempt from registration pursuant to section 4(2) of the Securities Act. All investors were accredited. The investors received information concerning the Company and had an opportunity to ask questions about the Company. The shares issued to the investors contain a legend restricting their transferability absent registration or an applicable exemption.

     In fiscal 2003, the Company issued options to purchase its Common Stock to employees and directors. Following is a summary of options issued in fiscal 2003:

				Vesting
Number of Shares	Exercise		Term	Period
Purchasable	Price Per Share	Grant Date	(Years)	(Months)

580,000	$.55	10/17/02	10	12
439,500	.55	4/15/03	7	48
*350,000	.74	10/1/02	7	48
1,500	1.15	9/13/02	7	45
1,500	1.15	9/13/02	7	35

1,372,500

*     As of July 30, 2003, these options are no longer exercisable.

     All of the options indicated in the above table were granted under the Company’s option plan which was originally registered on Form S-8. The options were issued under the exemption from registration pursuant to section 4(2) of the Securities Act.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Results of Continuing Operations

     The following table summarizes results of continuing operations by business segment for fiscal 2003 and 2002:

	Year Ended June 30,2003			Year Ended June 30,2002

	Revenue	Gross Profit	Profit(Loss)	Revenue	Gross Profit	Profit(Loss)

Aviation Travel Services	$62,589,274	$3,527,736	$1,005,055	$27,209,440	$908,547	$(794,421)
Home Technology	2,208,442	895,948	(3,536,314)	2,877,804	1,020,118	(1,183,764)
Technology Solutions	11,007,552	1,551,762	(347,154)	10,294,141	1,922,854	(609,099)
Telecommunications Call Center	18,169	18,057	(117,173)	63,380	63,380	(151,440)
Corporate	734	734	(1,257,361)	279,101	279,101	(1,439,411)

	$75,824,171	$5,994,237	$(4,252,947)	$40,723,866	$4,194,000	$(4,178,135)

     The Company’s revenue in the year ended June 30, 2003 was $75,824,171 compared to $40,723,866 in 2002. The increase of $35,100,305 or 86% in 2003 is due to the aviation travel services expanded charter aviation business. These increases were partially offset by a decline in the call center operations and corporate not earning fees for business advisory services.

     During the three month periods ended June 30, 2003 and 2002, sales to Vacation Express Inc. (“Vacation Express”) and Suntrips, Inc. (“Suntrips”), both subsidiaries of MyTravel Group plc (“MyTravel Group”), customers of the Company’s aviation travel services business, represented 76% and 63%, respectively, of the Company’s consolidated revenue. For the years then ended, sales to these customers represented 73% and 54%, respectively, of the Company’s consolidated revenue.

     Gross profit in 2003 was $5,994,237 compared to $4,194,000 in the prior year, an increase of $1,800,237 or 43%. The increase in the current period is due to the gross profit generated by the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit. The Company reported an 8% overall gross margin in 2003 as compared to 10% in 2002. The decrease in margin was due to aviation services increase in the dollar amount as a proportion of consolidated gross profit. In addition, business advisory services revenue and gross profit decreased by $278,367 from fiscal 2002 to 2003, which contributed to the decrease in the Company’s overall gross margin percentage due to the high margin on these services.

     In the year ended June 30, 2003, the Company reported $647,168 of non-cash expense related to the issuance of stock options and warrants, an increase of $618,343 from 2002. The Company incurred higher costs mainly because it granted options as a result of Lifestyle’s acquisition of Futuresmart during the current year.

     Selling, general and administrative expenses-other in the year ended June 30, 2003 was $8,069,781 compared with $7,706,185 in fiscal 2002, an increase of $363,596 or 5%. This increase is due to expenses of the newly acquired businesses and increased staff in the aviation travel services business to support its expanded charter operations partially offset by lower marketing expenses, due to the termination of the jet shuttle service and reduced corporate expenses. Selling, general and administrative expenses-other as a percentage of revenue were reduced to 11% of revenue from 19% of revenue in 2002.

     Bad debt expense decreased to $189,941 in fiscal 2003 from $264,641 in fiscal 2002, as a result of sharp decreases in all the Company’s segments except for the home technology segment, which experienced collection problems with certain builders and with one of its franchisees.

     The Company’s depreciation and amortization expense in the year ended June 30, 2003 was $471,176 as compared with $385,678 in the prior year. The increase is due primarily to the continuing expansion of the aviation travel services segment.

     In fiscal 2003, the Company incurred $464,358 of net interest expense related to its debt portfolio, which increased from $3,260,652 at June 30, 2002 to $4,140,071 at June 30, 2003.

     In the years ended June 30, 2003 and 2002, the Company recorded a net gain on investments of $277,774 and $146,000, respectively. These amounts consist of $108,118 and $421,000, respectively, relating to net losses on market value adjustments of stock purchase warrants offset by a net realized gain of $385,892 and $567,000, respectively, on sales of securities. These results are reported primarily in the Corporate segment results. The Company’s operating results for 2003 also include a loss of $67,355, primarily on the sale of two office units by the technology solutions business. The Company’s operating results for 2002 also include a gain of $164,691, primarily on the sale of certain home technology net assets to companies that are presently operating these businesses as franchise locations.

     The Company realized a gain of $575,824 on the sale of its discontinued commercial real estate business in the quarter ended September 30, 2001.

     The Company’s operating segments were tested for impairment at the end of fiscal 2003. The fair value of the reporting units were estimated based upon the expected present value of future cash flows and comparison to similar companies.

     The Company completed its valuation of goodwill and made an adjustment of $2,020,772 to write-down the goodwill associated with its home technology segment. The adjustment reduced the carrying value of goodwill from $8,920,226 to $6,899,454 for the home technology segment. The decline in the fair value is attributed to lower than expected sales growth rates and fewer franchise sales. In fiscal 2002, the Company recorded the cumulative effect of a change in accounting principle of $693,000, increasing the Company’s reported net loss, as a result of its implementation of FAS 142. This adjustment was recorded as of July 1, 2001.

     The Company experiences some seasonality in its aviation travel services and technology solutions businesses. The seasonality in the aviation travel services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company’s first and fourth fiscal quarters. The Company’s technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount being recognized in the fourth quarter, due to the fact that the Company’s year end coincides with the year end of many schools and universities. These customers are tied to strict budgets and normally purchase more software at the start and the end of their fiscal year.

Liquidity and Capital Resources

The Company’s shareholders’ equity decreased $5,037,000 during fiscal year 2003. This decrease was due primarily to a net loss for the year of $5,251,000, unrealized losses on marketable securities of $225,000, termination of an agreement with a service provider resulting in the cancellation of unvested options and a reduction in additional paid-in capital of $45,000 and the Company’s Common Stock receipt into treasury in partial payment of balances owed to the Company resulting in an increase in treasury stock of $24,000. These decreases were partially offset by an increase to shareholders’ equity related to the sale of Common Stock, with net proceeds of $444,000 and a net increase in shareholders’ equity of $64,000, as a result of the final settlements of contracts with two service providers.

Minority interest increased due to the LFSI transaction described above which resulted in net funding of $561,000, LFSI sales of stock under its private placements resulting in an increase in minority interest of $611,000, LFSI’s issuance of preferred stock and common stock warrants in connection with its purchase of FutureSmart, which resulted in increases in minority interest of $100,000 and $206,000, respectively, and the Company’s sale or disposition of LFSI restricted stock obtained in the LFSI transaction, which resulted in an increase in minority interest of $100,000. These increases were offset by the minority shareholders’ portion of LFSI’s operating losses of $1,165,000 and discontinued operating losses of $998,000.

For fiscal year 2003, continuing operations used $145,000 of cash. This amount includes $263,000 received in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. For fiscal year 2003, net cash used in continuing investing activities was $163,000, due to LFSI’s purchase of FutureSmart which used cash of $439,000 and $50,000 relating to the purchase of eGolf by the technology solutions division, and net property and equipment purchases of $356,000, offset by cash received from the sale of investments of $461,000 and from the sale of the Company’s technology solutions prior office space resulting in net proceeds of $221,000.

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

     In connection with LFSI’s acquisition of FutureSmart as discussed in the consolidated financial statements, the Company agreed that for a period equal to the lesser of (i) March 3, 2005, and (ii) one (1) year from the registration of the shares of common stock of the FutureSmart shareholders, in the event that the Company proposes to transfer fifteen percent (15%) or more of the shares of LFSI’s capital stock owned by the Company (other than registered offerings, sales to certain investors, and related party sales), then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions, and the number of shares of LFSI stock that the Company may sell in the transaction shall be correspondingly reduced; provided, however, that the aggregate number of shares that the FutureSmart shareholders may sell in any proposed sale transaction may not exceed twenty-five percent (25%) of the total number of shares to be sold by the Company.

     For fiscal year 2003, net cash flow from financing activities was $2,928,000 as a result of $4,548,000 in debt financing, $274,000 raised through the LFSI transaction, $1,159,000 raised through LFSI’s private placement sale of common stock and $444,000 raised through the sale of the Company’s Common Stock. These amounts were offset by principal debt repayments of $3,497,000. At June 30, 2003, the Company had a working capital deficit of $6,032,000. At June 30, 2003 the Company held cash and cash equivalents of $3,491,000 and investments of $403,000.

     The Company’s significant working capital deficit is due primarily to $3,379,000 of current debt, of which $1.8 million is due in the quarter ended September 30, 2003, $720,000 is due on demand and $250,000 is due on demand any time after July 27, 2003. On August 21, 2003, $467,500 of debt due in August 2003 in addition to $51,177 of accrued interest was converted into 464,103 shares of Common Stock. On August 21, 2003 the Company converted a note in the amount of $300,000 plus accrued interest in the amount of $42,500 into 200,000 shares of RCG common stock. The Company also has reached an agreement to extend $941,782 in debt that was due in August 2003. Additionally, the Company is in negotiations to extend the $250,000 due on demand, of which $25,000 was paid on October 2, 2003.

In October 2003 the the home technologies business received a commitment to provide additional financing in the amount of $300,000. The financing may either be debt or equity.

     The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments in fiscal year 2004. Additionally, the Company plans on negotiating with its debt holders to extend or convert into stock some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments, or (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI restricted stock, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the current stockholders will be diluted.

     The Company’s Board of Directors had previously considered distributing a portion of the LFSI shares to the shareholders of the Company. The Board of Directors currently believe the most prudent use of these shares is the sale of LFSI shares to external parties and does not currently intend to distribute any shares as a dividend.

     The Company’s aviation travel service business reported an operating profit of $1,005,005 for the year. The increase from the prior year represents both increases in charter air revenue related to the Suntrips contract which began in July 2002, and gross profit margin improvements resulting from re-negotiated ground services agreements and other cost reductions. The company is heavily reliant on tour operator contracts which have a fixed expiration, including Vacation Express and Suntrips. Accordingly, new business development projects were implemented including upgrading the systems at the telecommunications call center and Interstate Jet. The call center provided reservations services for Interstate Jet for a start up program subsidized by the airport authorities in Allentown, PA and Newburg, NY with service to Las Vegas, NV and Los Angeles, CA. Management believes demand for these programs was negatively impacted by the war in Iraq and regional economic conditions. These programs resulted in an operating loss of approximately $550,000.

     In the quarter ended September 30, 2001, the Company implemented a national franchising program for its home technology business. Since its launch, the Company has sold 14 geographic markets to franchisees, primarily in the south and southeastern United States. During the years ended June 30, 2003 and 2002, the Company recognized revenue for the sale of 4.5 and 14 franchises sold, respectively. Total revenue from franchise sales and royalties was $896,000 and $1,020,000 for the years ended June 30, 2003 and 2002, respectively. For the years ended June 30, 2003 and 2002, the Company’s home technology business reported a loss from continuing operations of $3,536,000 and $1,184,000, respectively due primarily to investments made in the establishment and growth of the franchising program and operating losses in the two markets that the Company presently operates, Charlotte, NC and Atlanta, GA and an asset impairment charge in 2003 of $2,021,000.

     In fiscal 2003, the Company’s technology solutions business has grown through the expansion of its products, services and its sales force while reducing its operating expenses. These initiatives, focused on concurrent revenue growth and cost control, have resulted in improved operating results for fiscal year 2003. During the years ended June 30, 2003 and 2002, the technology solutions business reported an operating loss of $347,000 and $609,000, respectively. On February 28, 2003, the Company’s technology solutions business secured a $1,000,000 revolving credit facility. The balance at June 30, 2003 is $274,000.

     The Company’s corporate expense in the current year decreased from a year ago due to the issuance of fewer stock options and warrants, staff reductions, lower public and investor relations costs, including a benefit from the resolution of a contract with a service provider, lower legal and professional fees and other costs saving measures.

     The Company’s business, results of operations, and financial condition are subject to many risks. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management’s belief and assumptions based on currently available information. Such forward-looking statements include statements relating to estimates of future revenue and operating income, cash flow and liquidity. Words such as

“anticipates”, “expects”, “intends”, “believes”, “may”, “will”, “future” or similar expressions are intended to identify certain forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, those discussed herein or in other documents filed by the Company with the SEC.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In fiscal 2003 the Company adopted this statement with no effect on its financial position or results of operations, however, disclosure was modified to conform to the requirements of SFAS 146.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective January 1, 2003 with no impact on its financial position or results of operations.

     Effective January 1, 2003, we adopted SFAS Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on our financial position or results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE’s created or acquired after January 31, 2003. For VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect adoption of this interpretation will have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements are contained in this Item 7:

Independent Auditors’ Report.

Consolidated Balance Sheets as of June 30, 2003 and 2002.

Consolidated Statements of Operations for the years ended June 30, 2003 and 2002.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended June 30, 2003 and 2002.

Consolidated Statements of Cash Flows for the years ended June 30, 2003 and 2002.

Notes to the Consolidated Financial Statements.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
eResource Capital Group, Inc. and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of eResource Capital Group, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eResource Capital Group, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/ CRISP HUGHES EVANS LLP
Charlotte North Carolina

October 10, 2003

eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,

	2003	2002

ASSETS
Cash and cash equivalents	$3,490,730	$1,511,502
Accounts receivable, net of allowance for doubtful accounts of $235,529 and $258,169, respectively	2,435,628	3,135,270
Note receivable, net of reserve of $48,829	48,828	—
Inventory	145,976	210,514
Investments	402,532	813,554
Prepaid expenses	2,674,204	2,918,295

Total current assets	9,197,898	8,589,135
Deferred costs and other assets	429,091	321,199
Property and equipment, net	1,090,914	1,471,837
Net non-current assets of discontinued operations, net	724,753	—
Goodwill, net	16,540,825	18,489,884

Total assets	$27,983,481	$28,872,055

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable - current portion	$3,378,991	$407,221
Notes and amounts due to affiliates	337,526	144,440
Accounts payable and accrued expenses	7,463,563	6,147,405
Net current liabilities of discontinued operations	724,753	—
Unearned income	4,049,346	3,328,888

Total current liabilities	15,954,179	10,027,954
Notes payable	761,080	2,853,431

Total liabilities	16,715,259	12,881,385
Minority interest	314,464	—
Shareholders’ equity:
Common stock, $0.04 par value, 200,000,000 shares authorized, 13,948,160 and 12,381,463 issued and outstanding, respectively	557,927	495,259
Preferred stock, $0.01 par value, 10,000,000 shares authorized, none outstanding	—	—
Additional paid-in capital	114,329,103	114,040,111
Accumulated deficit	(103,024,910)	(97,774,118)
Accumulated other comprehensive loss	(276,347)	(51,493)
Treasury stock at cost (131,214 and 92,643 shares, respectively)	(632,015)	(719,089)

Total shareholders’ equity	10,953,758	15,990,670

Total liabilities and shareholders’ equity	$27,983,481	$28,872,055

The accompanying notes are an integral part of these consolidated financial statements.

eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended June 30,
	2003	2002

Revenues:
Services	$64,008,814	$29,566,365
Product sales	11,815,357	11,157,501

Total revenue	75,824,171	40,723,866
Cost of revenues:
Services	59,558,460	26,868,834
Product sales	10,271,474	9,661,032

Total cost of revenue	69,829,934	36,529,866

Gross profit	5,994,237	4,194,000
Selling, general and administrative expenses – compensation related to issuance of stock options and warrants	647,168	28,825
Selling, general and administrative expenses – other	8,069,781	7,706,185
Provision for bad debts	189,941	264,641
Depreciation and amortization	471,176	385,678
Goodwill impairment	2,020,772	—

Operating costs and expenses	11,398,838	8,385,329

Operating loss	(5,404,601)	(4,191,329)
Interest expense, net	464,358	297,972
Other income	(237,535)	—
Equity in earnings of joint ventures	(3,494)	—
Loss (Gain) on sale of assets	67,355	(164,691)
Gain on investments, net	(277,774)	(146,475)

Loss from continuing operations before minority interest	(5,417,511)	(4,178,135)
Minority Interest	1,164,564	—

Loss from continuing operations	(4,252,947)	(4,178,135)
Loss on discontinued operations, net of minority interest of $388,051	(997,845)	—
Gain on disposal of discontinued operations	—	575,824

Loss before cumulative effect of change in accounting principle	(5,250,792)	(3,602,311)
Cumulative effect of change in accounting principle	—	(693,000)

Net loss	$(5,250,792)	$(4,295,311)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.34)	$(0.36)
Loss of discontinued operations	(0.08)	—
Gain (loss) on disposal of discontinued operations	—	0.05
Cumulative effect of change in accounting principle	—	(0.06)

Net loss	$(0.42)	$(0.37)

Weighted average shares outstanding	12,661,743	11,520,096

Weighted average shares outstanding, assuming dilution	12,661,743	11,520,096

The accompanying notes are an integral part of these consolidated financial statements.

eRESOURCE CAPITAL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

					Accumulated
	Common Stock		Additional		Other
			Paid-In	Accumulated	Comprehensive	Treasury
	Shares	Amounts	Capital	Deficit	Income (Loss)	Stock	Total

Balance at June 30, 2001	10,833,390	$433,335	$111,957,090	$(93,478,807)	$87,634	$(11,333)	$18,987,919
Comprehensive loss:
Net loss June 30, 2002	—	—	—	(4,295,311)	—	—	(4,295,311)
Unrealized loss on investments available for sale	—	—	—	—	(139,127)	—	(139,127)

Comprehensive loss	—	—	—	(4,295,311)	(139,127)	—	(4,434,438)
Sale of Common Stock	1,251,429	50,057	808,443	—	—	—	858,500
Purchase of Business	172,103	6,884	767,075	—	—	—	773,959
Issuance of common stock for services	53,112	2,124	178,163	—	—	—	180,287
Issuance of common stock for loan fee	71,429	2,859	129,340	—	—	—	132,199
Issuance of treasury stock for services	—	—	—	—	—	3,604	3,604
Capital contribution	—	—	200,000	—	—	—	200,000
Return of shares pursuant to contract settlement	—	—	—	—	—	(711,360)	(711,360)

Balance at June 30, 2002	12,381,463	$495,259	$114,040,111	$(97,774,118)	$(51,493)	$(719,089)	$15,990,670
Comprehensive loss:
Net loss June 30, 2003	—	—	—	(5,250,792)	—	—	(5,250,792)
Unrealized loss on investments available for sale	—	—	—	—	(224,854)	—	(224,854)

Comprehensive loss	—	—	—	(5,250,792)	(224,854)	—	(5,475,646)
Issuance of treasury stock for services			(97,288)			110,859	13,571
Issuance/cancellation of common stock for services	89,554	3,582	1,368				4,950
Return of treasury stock for loan fee settlement						(23,785)	(23,785)
Sale of Common Stock	1,477,143	59,086	384,912	—	—	—	443,998

Balance at June 30, 2003	13,948,160	$557,927	$114,329,103	$(103,024,910)	$(276,347)	$(632,015)	$10,953,758

The accompanying notes are an integral part of these consolidated financial statements.

eRESOURCE CAPITAL GROUP, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(5,250,792)	$(4,178,135)
Loss on discontinued operations, net of minority interest of $388,051	(997,845)	—

Loss from continuing operations before minority interest	(4,252,947)	(4,178,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	471,176	385,678
Bad debt expense	189,941	264,641
Common stock issued for services and settlement of contract	—	(31,315)
Stock purchase warrants received for services	—	(279,100)
Affiliate balance converted on sale of home technology franchises	(140,000)	(120,000)
Gain on sale of investments	(277,774)	(146,475)
(Gain) loss on sale of assets	67,355	(164,691)
Compensation expense related to stock options and warrants	647,168	28,825
Goodwill impairment	2,020,772	—
Deferred debt cost amortization	43,150	—
Minority interest	(1,164,564)	—
Changes in operating assets and liabilities:
Accounts and notes receivables	(265,806)	(1,492,573)
Inventory	(928)	(168,284)
Prepaid expenses	187,485	(1,784,406)
Deferred costs and other assets	(128,460)	(46,631)
Accounts payable and accrued expenses	1,655,332	2,014,652
Due to affiliates	82,410	—
Deposits and other liabilities	—	(440,000)
Unearned income	720,458	2,167,832

Cash used in continuing operations	(145,232)	(3,989,982)
Net cash provided by (used in) discontinued operations	(466,246)	150,000

Net cash used in operating activities	(611,478)	(3,839,982)
Cash flows from investing activities:
Purchase of property and equipment	(355,728)	(327,051)
Sale of investments	461,238	1,214,437
Sale of assets	220,881	(44,859)
Cash paid in connection with business acquisitions, net	(489,107)	(271,991)

Net cash provided by (used in) continuing investing activities	(162,716)	570,536
Net cash used in discontinued operations	(174,248)	—

Net cash provided by (used in) investing activities	(336,964)	570,536
Cash flows from financing activities:
Notes payable proceeds	4,547,676	2,652,488
Repayments of debt from affiliates	—	(2,270)
Principal debt repayments	(3,496,740)	(63,764)
Capital contribution by shareholder	—	50,000
Cash raised through LFSI transaction	273,518	—
LFSI private placement sale of common stock	1,159,216	—
Sale of RCG common stock	444,000	858,500

Net cash provided by financing activities	2,927,670	3,494,954

Net increase in cash and cash equivalents	1,979,228	225,508
Cash and cash equivalents at beginning of period	1,511,502	1,285,994

Cash and cash equivalents at end of period	$3,490,730	$1,511,502

Supplemental cash flow information - Cash paid during the period for:
Interest	$163,089	$95,225

Income taxes		$—

The accompanying notes are an integral part of these consolidated financial statements.

eRESOURCE CAPITAL GROUP, INC AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     These financial statements include the operations of eResource Capital Group, Inc. (“RCG”) and its subsidiaries (collectively the “Company”). At June 30, 2003, the Company operated businesses in the aviation travel services, home technology, technology solutions and telecommunications call center segments in the United States. In October 2001, the Company changed its name from flightserv.com, Inc. to eResource Capital Group, Inc. to better reflect its plan to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel, entertainment and technology services sectors. Prior to that time, the Company was engaged in the development of its private aviation business and limited commercial real estate activities.

     The Company experienced an operating loss from continuing operations of $4.2 million during fiscal 2003 and used cash of $.6 million in operating activities during the year. This cash loss was offset by the raising of debt and equity financing and the sales of investments. At June 30, 2003, the Company has cash and cash equivalents of $3.5 million and investments of $0.4 million. The Company believes that its existing balances of cash and cash equivalents and investments, including debt conversions as described in the Liquidity and Capital Resources section of Management’s Discussion and Analysis, and receiving, as of October 8, 2003, $1.145 million of a $1.2 million private placement at $1.12 per share of Common Stock, will be sufficient to meet the working capital and capital expenditure requirements of our continuing operations through the end of fiscal 2004.

CONSOLIDATION

     The Company’s consolidated financial statements include the assets and liabilities and results of operations of RCG and each business acquired by RCG from the date of its acquisition through June 30, 2003. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the fiscal 2003 presentation.

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

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments, and notes payable. The Company places its temporary cash with high credit quality principal institutions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

•	Cash and cash equivalents: The carrying amount reported in the balance sheet for cash approximates its fair value.

•	Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any losses through its allowance for doubtful accounts.

•	Investments: The fair values for available-for-sale equity securities are based on quoted market prices.

•	Notes Payable: The carrying amount of the Company’s notes payable approximate their fair value.

     During fiscal year 2003 and 2002 , sales to Vacation Express, a MyTravel Group company, a customer of the Company’s aviation travel services business, represented 73% and 63%, respectively, of the Company’s consolidated revenue. This concentration of revenue with Vacation Express, and its sister company, Suntrips, Inc. (“Suntrips”), both part of the MyTravel Group, increased in July 2002 with the beginning of a new scheduled charter program for Suntrips.

TRADE ACCOUNTS RECEIVABLE

     Accounts receivable from the sale of products or services are recorded at net realizable vale and the Company grants credit to customers on an unsecured basis. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal trade receivables are due from 15 to 30 days after the issuance of an invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

The Company computes finance charges on accounts that are 30 days past due. The finance charges are recognized into income when accrued unless collection is doubtful.

INVENTORY

     Inventory consists mainly of purchased-in components used in the Company’s Home Technology business. Inventory is recorded at the lower of cost or market with cost being determined on a first-in, first-out basis.

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

     Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with SFAS 133 “Accounting for Derivative Investments and Hedging Activities”. The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received.

PREPAID EXPENSES

     Prepaid expenses include insurance, deferred costs, certain taxes, and charter flight costs. Depending upon the volume and timing of charter flight activity, the amount of prepaid charter flight costs can fluctuate significantly.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on the straight-line basis over the assets’ estimated useful lives. Expenditures for maintenance and repairs are expensed as incurred. Expenditures for improvements which extend the useful life or add value to the asset are capitalized and then expensed over that asset’s remaining useful life.

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

GOODWILL AND INTANGIBLE ASSETS

     The Company records goodwill and intangible assets arising from business combinations in accordance with Financial Accounting Standards Board Statement (“FASB”) No. 141 “Business Combinations” (“FASB 141”) which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

     The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). The Company adopted SFAS 142 effective July 1, 2001. In completing the adoption of SFAS 142, the Company has allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in SFAS 142, and performed an initial test for impairment as of that date. The results of the Company’s adoption of SFAS 142 are summarized in Note 5 to these financial statements.

     In accordance with SFAS 142, the Company no longer amortizes goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

     Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company’s identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company completed the valuations of its reporting units that include goodwill in fiscal 2003 and concluded that an impairment charge of $2,020,772 was required for its home technology segment. Included in discontinued operations is an additional write-down of $556,275 relating to FutureSmart. The decline in the fair value is attributed to lower than expected sales growth rates and fewer franchise sales.

REVENUE RECOGNITION

Charter Travel Aviation

     Revenue related to the Company’s aviation travel services consists of fees for charter flights and is recognized upon completion of the related flight.

Home Technology

     The Company’s home technology services work is completed in three phases – pre-wiring, trim-out and then hardware installation. The Company invoices its customers and records revenue as work is completed on each project. For alarm monitoring service contracts sold by the Company, revenue is recognized only when the contracts are sold to third party finance companies or as billed if the Company holds and services the contract. The Company sells substantially all of its alarm monitoring contracts immediately subsequent to the date the contracts are signed by the customer.

     Sales of franchise licenses are recognized as revenue when the Company’s obligations under the franchise agreement are “substantially complete.” The Company generally defines “substantially complete” as the completion of training by the franchisee’s General Manager and the approval by the Company of the franchise location plan.

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

     Unbilled revenue represents revenue earned under contracts in advance of billings. Such amounts are normally converted to accounts receivable within 90 days. Unearned income represents amounts billed or cash received in advance of services performed or cost incurred under contracts. Any anticipated losses on contracts are charged to operations when identified.

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

NET LOSS PER SHARE

     The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires dual presentations of basic and diluted earnings per share.

     Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 4,739,410 and 3,763,392 shares of Common Stock were outstanding at June 30, 2003 and 2002, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in 2003 and 2002 as the impact would have been anti-dilutive.

ADVERTISING

     The Company expenses advertising costs as incurred. Advertising expense aggregated $151,835 and $378,004 for the years ended June 30, 2003 and 2002, respectively.

INCOME TAXES

     The Company accounts for income taxes in accordance with the liability method as provided under SFAS No. 109, “Accounting for Income Taxes.” Accordingly, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS 146 requires that a liability be recognized on the date on which the company had committed to an exit plan. In fiscal 2003 the Company adopted this statement with no effect on its financial position or results of operations, however, disclosure was modified to conform to the requirements of SFAS 146.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This Statement amends SFAS 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the provisions of this statement effective January 1, 2003 with no impact on its financial position or results of operations.

     Effective January 1, 2003, we adopted FASB Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures that must be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The adoption of this interpretation did not have a material effect on our financial position or results of operations.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires a variable interest entity (“VIE”) to be consolidated by the primary beneficiary of the entity under certain circumstances. FIN 46 is effective for all new VIE’s created or acquired after January 31, 2003. For VIE’s created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not expect adoption of this interpretation will have a material impact on its financial position or results of operations.

     In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The Statement is effective for contracts entered into or modified after June 30, 2003 and is to be applied prospectively. The Company adopted this Statement on April 30, 2003 with no impact on its financial position or results of operations.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The

Company does not expect the adoption of this Statement to have a material impact on its financial position or results of operations.

NOTE 2. GROUP BUSINESSES AND ACQUISITIONS

AVIATION TRAVEL SERVICES

     The Company’s aviation travel services business provides tour operators, corporate travel departments, sports teams and casinos cost effective and reliable charter air transportation. The Company acts as a program manager for these customers by providing turnkey aircraft services including ground support and aircraft fueling, passenger service and support, and real-time flight tracking.

HOME TECHNOLOGY

     The Company’s home technology business is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. It offers these products to residential homeowners through its relationships with home builders and to the commercial market. The Company operates two company owned locations in Charlotte, NC and Atlanta, GA and has franchise operations in 14 other markets in the south, southeast and Texas.

     On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc. (“FutureSmart”), a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

The purchase price of $876,910 consisted of the issuance of 1,000,000 shares of LFSI’s $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $552,080 in direct transaction costs. Total consideration was allocated as follows:

Current assets	$1,244,416
Property and equipment	309,296
Goodwill and other intangible assets	2,939,072
Other	26,280

Total assets acquired	4,519,064
Current liabilities	(1,616,381)
Non-current liabilities	(2,025,773)

Total liabilities assumed	(3,642,154)

Purchase price	876,910
Preferred stock issued	(100,000)
Common stock warrants issued	(206,295)
Cash acquired	(131,508)

Cash paid, net of cash acquired	$439,107

The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS 141, and the Company has accordingly allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed.

Pursuant to the acquisition agreement, the shareholders of FutureSmart could receive “Earn out Consideration” of up to 1,200,000 LFSI common shares if FutureSmart achieves certain “Performance Milestones.”

In connection with LFSI’s acquisition of FutureSmart RCG agreed until March 3, 2005, or one year from the registration of the shares of common stock for the FutureSmart shareholders if sooner, that if RCG proposes to transfer 15% or more of the shares of LFSI owned by RCG (excluding registered offerings, sales to certain investors and related party sales) then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions for up to 25% of the total sale.

Net non-current assets of FutureSmart at June 30, 2003 consisted of the following:

Goodwill	$2,382,797
Property and equipment, net	298,487
Deferred costs and other assets	41,102

Non-current assets	2,722,386
Long-term debt and capital leases, less current portion	(1,997,633)

Net non-current assets of discontinued operations	$724,753

Net current liabilities of FutureSmart at June 30, 2003 consisted of the following:

Accounts payable and accrued expenses	$(1,888,356)
Current portion of long-term debt and capital leases	(95,997)

Total current liabilities	(1,984,353)
Cash	139,523
Accounts receivable, net	402,253
Inventories	717,824

Net current liabilities of discontinued operations	$(724,753)

TECHNOLOGY SOLUTIONS

     The Company’s technology solutions business provides integrated products and services to assist customers in meeting their strategic technology initiatives. The Company’s products and services include distribution of third-party published software titles to the educational market and corporate customers, full service Internet development, Internet site hosting and co-location and Internet business development services encompassing partner site management and marketing. In its Internet business development and marketing services, the Company generally participates in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

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

DISCONTINUED OPERATIONS

Home Technology

On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc., a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.

Commercial Real Estate

     In fiscal 2001, the Company discontinued its commercial real estate business, which consisted of two strip-mall shopping centers in the Atlanta, GA area, classifying the operating results for this business, a loss of $332,000, as loss from discontinued operations. In May 2001, the Company entered into a contract to sell its two shopping centers which provided for closing on August 31, 2001. In August 2001, the Company completed the sale of all of the outstanding shares of the capital stock of the Company’s subsidiary which owned the commercial real estate business in exchange for cash ($312,500) and a 60-day note receivable ($62,500), which was collected in October 2001. The Company realized a gain of approximately $576,000 on the sale in the quarter ended September 30, 2001.

NOTE 3. INVESTMENTS

Investments consist of the following at June 30, 2003 and 2002:

		June 30, 2003			June 30, 2002

		Net			Net
		Unrealized	Fair		Unrealized	Fair
	Cost	(Loss)	Value	Cost	(Loss)	Value

Equity securities	$585,298	$(276,347)	$308,951	$711,696	$(51,493)	$660,203
Private joint ventures	67,994		67,994
Certificates of deposit	25,587	—	25,587	51,879	—	51,879

	$678,879	$(276,347)	402,532	$763,575	$(51,493)	712,082

Stock purchase warrants			—			101,472

			$402,532			$813,554

The Company’s certificate of deposit at June 30, 2003 was pledged as collateral security for letters of credit for a trade credit line for home technology and at June 30, 2002 additionally for an office space lease. The unrealized loss on equity securities at June 30, 2003 and 2002 consists of unrealized accumulated losses of $321,000 and $96,000, respectively, offset by unrealized accumulated gains of $45,000 and $45,000, respectively. Gross proceeds from investment sales for the years ended June 30, 2003 and 2002 were $xx,xxx and $xx,xxx, respectively. Gross realized gains from investment sales for the years ended June 30, 2003 and 2002 were $xx,xxx and $xx,xxx, respectively.

NOTE 4. PREPAID EXPENSES

     At June 30, 2003 and 2002 prepaid expenses consist of the following:

	June 30,

	2003	2002

Compensation	$2,375	$123,400
Charter flight costs	2,375,919	2,454,754
Other	295,910	340,141

	$2,674,204	$2,918,295

NOTE 5. PROPERTY AND EQUIPMENT

     At June 30, 2003 and 2002 property and equipment consists of the following:

	June 30,

	2003	2002

Land, buildings and improvements	$159,843	$381,992
Furniture and fixtures	368,557	430,364
Computers and office equipment	1,404,209	1,154,711
Software	264,001	251,499
Showroom (home technology)	146,929	102,468
Vehicles (home technology)	12,074	12,074

	2,355,613	2,333,108
Accumulated depreciation	(1,264,699)	(861,271)

	$1,090,914	$1,471,837

NOTE 6. GOODWILL

     The changes in goodwill, by business segment, for the fiscal years ended June 30, 2003 and June 30, 2002 are as follows:

	Aviation
	Travel	Technology	Home
	Services	Solutions	Technology	Corporate	Total

Balance at June 30, 2001	$939,088	$8,259,991	$7,699,128	$1,000,000	$17,898,207
Cumulative effect of change in accounting principle (adoption of FAS 142)	—	(693,000)	—	—	(693,000)

Balance on July 1, 2001	939,088	7,566,991	7,699,128	1,000,000	17,205,207
Goodwill acquired during period	—	—	1,207,669	—	1,207,669
Other goodwill adjustments	—	63,684	13,324	—	77,008

Balance at June 30, 2002	$939,088	$7,630,675	$8,920,121	$1,000,000	$18,489,884
Goodwill acquired during period		74,580	2,939,072		3,013,652
Goodwill transferred to discontinued operations			(2,939,072)		(2,939,072)
Goodwill impairment			(2,020,772)		(2,020,772)
Other goodwill adjustments	—	(2,972)	105	—	(2,867)

Balance at June 30, 2003	$939,088	$7,702,283	$6,899,454	$1,000,000	$16,540,825

     For fiscal 2003 goodwill was reduced by $2,020,772 in the home technology segment as a result of impairment testing. The decline in the fair value is attributed to lower than expected sales growth rates and fewer franchise sales. For fiscal 2002 goodwill was reduced by $693,000 in the technology solutions segment as a result of the implementation of FAS 142. This adjustment relates primarily to the discounting of the future net cash flows in the segment’s Internet business development activity that was acquired as a part of the purchase of Avenel Alliance.

     Goodwill allocated to the Corporate segment relates to business advisory activities that were acquired by the Company as a part of the acquisition of Avenel Ventures in February 2001 and integrated into Corporate.

     During fiscal 2003, goodwill increased by $75,000 as a result of the technology solutions segment acquiring the assets of eGolf.com, an internet web site specializing in the retail sales of golf equipment. The goodwill adjustment is a reclassification of mortgage acquisition costs. During fiscal 2002, goodwill increased by $42,000 in the technology solutions business as a result of the issuance of 32,738 shares of Common Stock in accordance with the contingent consideration provisions of the related acquisition agreement. The remaining goodwill adjustments in fiscal 2002 relate to resolutions of contingencies that existed as of the dates that the related businesses were acquired by the Company.

NOTE 7. NOTES PAYABLE

     Notes payable consists of the following at June 30, 2003 and 2002:

	June 30,

	2003	2002

Note payable — due on demand bearing interest at the prime rate plus 1.0% and secured by assets pledged by an affiliate of the Company (1)	$100,000	$100,000
Note payable — unsecured and due on demand	85,000	55,000
Note payable — due on demand bearing interest at 10% secured by certain real estate	34,919	—
Notes payable — due in August 2003 with interest imputed at 8% and unsecured (2)	267,500	462,500
Note payable — due in August 2003 with interest at 10% and collateralized by certain home technology assets (2)	300,000	300,000
Note payable — due in August 2003 with interest at 10% and unsecured (2)	200,000	200,000
Note payable — due in August 2003 with interest at 12% and unsecured (3)	291,782	381,782
Note payable — due July 27, 2003 and unsecured (4)	250,000	—
Note payable — due in August 2003 with interest at 12% and collateralized by certain home technology accounts receivable and inventory (3,5)	650,000	650,000
Note payable — due in monthly installments of $3,000 and a balloon payment in July 2005, interest payable at 8.00% and collateralized by home technology accounts receivable	181,000	217,000
Revolving credit facility — secured by a portion of the accounts receivable of the technology solutions business	273,807
Capital lease obligation at 12% due in monthly installments of $590 through September 2004	4,725	11,498
Capital lease obligation at 8.5% due in monthly installments of $1,007 through November 2005	26,338	—
Note payable — unsecured and due on demand bearing interest at 6%	500,000	—
Note payable — due January 1, 2004 with interest at 12% and unsecured	225,000	—
Mortgage payable to a bank in monthly installments of $1,751, including interest at 7.96% through October 2015 and collateralized by a building	—	179,271
Note payable — $150,000 due December 31, 2003 and $600,000 due December 31, 2004 with interest at 12% and collateralized by certain aviation travel service business assets (6)	750,000	703,601

	4,140,071	3,260,652
Less current maturities, including demand notes	(3,378,991)	(407,221)

Long-term portion	$761,080	$2,853,431

(1)	Mr. Pruitt repaid the $100,000 due on the line of credit with personal funds on August 8, 2003 in exchange for a note from LFSI. The note bears interest at 8% per annum and is due on demand.

(2)	The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or
(ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. The three debts referred to above, plus accrued interest, were converted into RCG Common Stock on August 21, 2003 in accordance with above terms.

(3)	The home technology company has reached an agreement to extend these debts.

(4)	On October 1, 2003, $25,000 of principal was paid. The Company currently is negotiating with the debt holder to extend the term or agree on a payment schedule

(5)	At the option of the noteholder, this note can be converted into RCG’s Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.

(6)	In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company’s Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions.

     Future maturities of the debt and notes payable are as follows at June 30, 2003:

Fiscal Year

2004	$3,378,991
2005	647,158
2006	113,922

$4,140,071

NOTE 8. INCOME TAXES

     Deferred income tax assets and (liabilities) consist of the following as of June 30, 2003 and 2002:

	June 30,

	2003	2002

Deferred income tax assets:
Warrants and stock options	$—	$18,957,496
Net operating loss carryforwards	19,575,969	14,897,002
Other	327,735	271,513

Total deferred income tax assets	19,903,704	34,126,011
Deferred income tax liabilities - property and equipment	(167,057)	(167,057)

Net deferred income tax assets	19,736,647	33,958,954
Deferred income tax asset valuation allowance	(19,736,647)	(33,958,954)

Net deferred income tax assets	$—	$—

     A reconciliation of the Company’s effective income tax rate (-0-%) to the statutory income tax rate (34%) is as follows:

	Year Ended June 30,

	2003	2002

Federal tax benefit at statutory rate	$(1,744,099)	$(1,460,406)
State tax benefit, net of federal	(150,497)	(214,766)
Permanent differences	700,579	303,672
Other	(3,541,172)	891,286
Elimination of warrants and stock options	18,957,496
Change in deferred tax asset valuation allowance	(14,222,307)	480,214

Income tax expense - actual	$—	$—

     As of June 30, 2003 the Company had approximately $50,000,000 of net operating loss carry forwards (NOL’s) for federal income tax purposes, which expire between 2020 through 2023. A deferred income tax asset valuation allowance has been established against all deferred income tax assets as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOL’s could be limited.

     In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company’s 1996 and 1997 and one of its subsidiary’s 1994 and 1995 tax returns, which the Company has appealed. At June 30, 2003, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 9. UNEARNED INCOME

     Following is a summary of unearned income at June 30, 2003 and 2002:

	June 30,

	2003	2002

Charter flight revenue	$3,995,944	$3,223,969
Other unearned income	53,402	104,919

	$4,049,346	$3,328,888

NOTE 10. COMMON STOCK AND PAID IN CAPITAL

     In fiscal 2003, the Company issued 89,554 shares of restricted Common Stock in payment of certain services.

     In fiscal 2003, the Company terminated an agreement with a service provider. The Company had granted warrants to the service provider that vested over a year resulting in additional paid-in capital of $98,000. Upon the cancellation of the agreement, the Company reversed the unvested warrants resulting in a reduction of additional paid-in capital of $45,200.

     In the first quarter of fiscal 2003, the Company issued an aggregate of 177,143 shares of restricted Common Stock in connection with the Company’s private placement sale of Common Stock at $0.70 per share.

     In the fourth quarter of fiscal 2003, the Company issued an aggregate of 1,300,000 shares of restricted Common Stock in connection with the Company’s private placement sale of Common Stock at $0.25 per share.

     In fiscal 2002 the Company issued an aggregate of 1,251,429 shares of restricted Common Stock in connection with this private placement at $0.70 per share.

     In July 2002, the Company issued 14,286 shares of restricted Common Stock from treasury stock with the termination of a contract with a service provider.

     In fiscal 2002, the Company issued 139,365 shares of restricted Common Stock in connection with the acquisition of LSTA and 32,738 shares of restricted Common Stock to management of Logisoft in exchange for Logisoft reaching certain performance criteria set forth in the purchase agreement governing the Company’s acquisition of Logisoft.

     During the year ended June 30, 2002, the Company issued 54,746 shares of restricted Common Stock in exchange for consulting and legal services and as a reimbursement of expenses for one employee. Included in this amount are 10,884 shares issued to two directors of the Company as reimbursement for their service to the Company as directors.

     On June 17, 2002 the Company implemented a reverse stock split exchanging one share of Common Stock for every seven shares held by the Company’s stockholders as of the close of business on June 14, 2002. As a result, an adjustment was recorded to reduce the recorded amount of common stock and increase additional paid in capital, each by $2,600,014. The reverse stock split was approved by the Company’s shareholders at its annual meeting held on May 17, 2002. All of the share amounts in these financial statements have been adjusted for this reverse stock split.

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

NOTE 11. STOCK OPTIONS AND WARRANTS

     The Company accounts for stock option grants in accordance with APB Opinion No. 25, “Accounting For Stock Issued To Employees” and options and warrants issued to non-employees under SFAS No. 123, “Accounting For Stock Based Compensation”. For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with SFAS No. 123.

     At the July 11, 2000 meeting, the shareholders approved the Company’s 2000 Stock Option Plan (the “Option Plan”). The Company’s Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company`s Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board of Directors. The Plan allows participants to purchase Common Stock of the Company at prices set by the Board of Directors, but in the case of incentive stock options not less than fair market value at the date the option is granted. Unexercised options expire 10 years or less after the date of grant unless otherwise specified by the Board of Directors. At the January 10, 2001 annual shareholders meeting, the shareholders increased the number of shares available for the granting of incentive stock options under the Option Plan from 10,000,000 to 20,000,000 shares.

     In 2003, the Company issued options to purchase 1,372,500 shares of Common Stock to certain employees, officers and directors under the Option Plan versus 255,715 options in fiscal 2002.

     In fiscal 2003 and 2002, the Company cancelled stock options totaling 283,981 and 329,237, respectively, primarily in connection with employee terminations.

     The following table summarizes the outstanding options at June 30, 2003 and 2002:

June 30, 2003				June 30, 2002
			Vesting				Vesting
	Exercise	Term	Period		Exercise	Term	Period
Shares	Price	(Years)	(Months)	Shares	Price	(Years)	(Months)

1,019,500	$ 0.55	7 to 10 *	12 to 48 *	87,857	$ 1.26	10 *	48 *
350,000	0.75	7 **	48 **	479,286	1.75 to 1.96	10	12 to 48
3,000	1.15	7	33 to 43	328,571	4.90	10	12
72,857	1.26	7	48	142,857	5.25	10	—
432,142	1.75 to 1.96	7 to 10	12 to 48	8,328	5.46	10	18
242,857	4.90	10	12	35,714	5.88	10	36 to 42
142,857	5.25	5	—	96,476	5.95	10	12 to 38
42,965	5.46 to 6.65	6 to 10	33 to 39	38,571	6.65	10	12 to 46
14,286	7.00	10	46	14,286	7.00	10	46
71,429	10.06	3	—	71,429	10.08	10	—
17,857	21.00	7	—	17,857	21.00	10	—

2,409,750				1,321,232

*	35,714 non-qualified options issued to an employee in December 2001 have a three-year term and are fully vested.

**	Employee resigned from the company on 4/30/03 and options were cancelled as of 7/30/03.

     In fiscal 2003 and 2002, the Company issued warrants to purchase zero and 203,571 shares of its Common Stock, respectively, in exchange for consulting and legal services and as debt issuance costs.

     The following table summarizes the outstanding warrants at June 30, 2003 and 2002:

June 30, 2003				June 30, 2002

	Exercise	Term			Exercise	Term
Shares	Price	(Months)		Shares	Price	(Months)

793,768	$0.55	54		793,768	$0.28	54
37,500	1.05 to 1.75	36		150,000	1.05 to 1.75	36
42,857	2.45	36		42,857	2.45	36
57,143	3.50	120		57,143	3.50	120
679,106	5.25	120		679,106	5.25	120
14,286	5.67	48		14,286	5.67	48
1,429	7.00	—		1,429	7.00	—
7,143	7.70	36		7,143	7.70	36
96,428	12.25	—		96,428	12.25	—
82,143	21.00		*	82,143	21.00		*
517,857	28.00	120	*	517,857	28.00	120	*

2,329,660				2,442,160

*	All of the $21.00 warrants and 82,143 of the $28.00 warrants in the above table have a term that is variable, subject to the market value of the Common Stock and other conditions.

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

     Following is a summary of certain information regarding the Company’s options and warrants for fiscal 2003 and 2002:

				Weighted				Weighted
		Weighted	Weighted	Average		Weighted	Weighted	Average
		Average	Average	Remaining		Average	Average	Remaining
		Exercise	Grant-date	Contractual		Exercise	Grant-date	Contractual
	Number	Price	Fair Value	Life	Number	Price	Fair Value	Life

Outstanding at beginning of year	3,763,392	$7.31			3,633,343	$10.57

Grants during the year:
Exercise price greater than market	650,000	$0.66	$0.43	7.70	387,143	$2.66	$1.26	6.1 yrs.
Exercise price equal to market	722,500	$0.55	$0.43	7.80	72,143	$1.27	$0.98	6.0 yrs.
Exercise price below market	—		$—	—	—	$—	$—	—

Total granted	1,372,500	$0.60	$—	—	459,286	$0.79	$—	—

Exercised during the year	—		$—	—	—	$0.74	$—	—
Cancelled during the year	396,482	$4.75	$—	—	329,237	$4.07	$—	—

Outstanding at end of year:
Exercisable at $0.28 to $1.96	2,708,768	$0.72	—	5.7 yrs.	1,510,912	$0.95	—	4.4 yrs.
Exercisable at $2.94 to $7.00	1,237,785	$5.06	—	3.4 yrs.	1,459,623	$5.14	—	3.3 yrs.
Exercisable at $7.70 to $12.25	175,000	$11.17	—	3.4 yrs.	175,000	$11.17	—	0.9 yrs.
Exercisable at $14.00 to $21.00	100,000	$21.00	—	1.2 yrs.	100,000	$21.00	—	1.3 yrs.
Exercisable at $28.00	517,857	$28.00	—	3.9 yrs.	517,857	$28.00	—	0.7 yrs.

Total outstanding	4,739,410	$5.65			3,763,392	$7.31

Exercisable at end of year:
Exercisable at $0.28 to $1.96	1,594,195	$0.78	—	—	1,170,105	$0.85	—	—
Exercisable at $2.94 to $7.00	1,216,030	$5.04	—	—	1,356,338	$5.08	—	—
Exercisable at $7.70 to $12.25	167,857	$11.13	—	—	167,858	$11.13	—	—
Exercisable at $14.00 to $21.00	100,000	$21.00	—	—	100,000	$21.00	—	—
Exercisable at $28.00	517,857	$28.00	—	—	517,857	$28.00	—	—

Total exercisable	3,595,939	$7.19			3,312,158	$7.95

     Pro forma information regarding net loss is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Model with the following weighted average assumptions for fiscal 2003; risk-free interest rate range of 2.72% to 4.76%; no dividend yield; volatility factor of the expected market price of the Company’s Common Stock for 2003 and 2002 of 1.16 and .974, respectively; and an expected life of the option of 3 to 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can naturally affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.

     The Company’s pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 for all options would have been the following for the years ended June 30, 2003 and 2002:

	For the years ended June 30,

	2003	2002

Net loss as reported	$(5,250,792)	$(4,295,311)
Add: Stock-based employee compensation included in net loss as reported	647,168	28,825
Deduct: Stock-based compensation expense determined under FAS 123	(4,714,628)	(1,326,211)

Pro forma net loss as if stock-based compensation had been reported under FAS 123	$(9,318,252)	$(5,592,697)

Pro forma basic and diluted net loss per share as if stock-based compensation had been reported under FAS 123	$(0.37)	$(0.12)

NOTE 12. GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

     Following is a summary of the Company’s general and administrative expenses for the years ended June 30, 2003 and 2002:

	Year ended June 30,

	2003	2002

Compensation expense	$4,712,467	$4,153,266
Legal and professional fees	632,162	604,203
Public and investor relations	93,034	10,674
Marketing and advertising	151,835	378,004
Rent expense	582,511	579,357
Insurance	293,751	364,448
Telecommunications	321,986	313,183
Office and printing expense	507,836	457,848
Travel and entertainment	397,450	375,768
Other	376,749	469,434

	$8,069,781	$7,706,185

NOTE 13. RELATED PARTY TRANSACTIONS

     During fiscal 2002, Mr. Pruitt, President and CEO of the Company, pledged certain of his personal assets to secure a $100,000 bank line of credit for Lifestyle Innovations, Inc., (“LFSI”). LFSI is a separately traded public company, of which the Company owns approximately 15.6 million restricted common shares as of June 30, 2003. These shares represent an equity ownership of approximately 76.5% of the company. At June 30, 2003, the line of credit was in default with an outstanding balance of $100,000. Mr. Pruitt repaid the $100,000 due on the line of credit with personal funds on August 8, 2003 in exchange for a note from LFSI. The note bears interest at 8% per annum and is due on demand.

In addition to this note, LFSI owed Mr. Pruitt, as of June 30, 2003, $57,514. This amount is the result of loans made to LFSI by Mr. Pruitt prior to fiscal year 2003.

     Mr. Pruitt owns 33.3% and is a director in a company that purchased franchise licenses and business operations from LFSI in three markets located in South Carolina. Mr. Pruitt also owns 15% of another company that is a LFSI franchisee in the state of Maryland. The franchise locations in the Carolina’s owed the Company and its subsidiaries $43,777 at June 30, 2003. The franchise location in Maryland owed the Company and its subsidiaries $5,379 at June 30, 2003.

     In April, 2003, Mr. Pruitt purchased 500,000 shares of restricted Common Stock at a price of $0.25 per share, or $125,000.

     During fiscal year 2002, Mr. Pruitt loaned money to the Company. At June 30, 2003, $5,000 was due to Mr. Pruitt. The $5,000 was payable to Mr. Pruitt on demand. The interest rate on the note is 8%. This note was repaid on October 2, 2003.

     During fiscal 2003, Mr. Pruitt elected to receive only a portion of his salary from the Company. He received $30,000 in compensation from the Company, of which $15,000 was paid to a company owned by Mr. Pruitt.

     Mr. G. David Gordon, a Company Stockholder, has an ownership interest in six LFSI franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000. Mr. Gordon also acts as legal counsel to the Company from time to time. Mr. Gordon has an ownership interest in the Charleston, SC, and Hilton Head, NC markets along with Mr. Pruitt, and the Dallas, TX, market along with Mr. Johnson. Mr. Gordon is an investor in a Company that owns the franchise locations in Raleigh, Wilmington, and Greensboro, NC. These six franchise locations collectively owed LFSI and its subsidiaries $199,385 at June 30, 2003.

     At June 30, 2003, total debt outstanding to Mr. Gordon and a company in which he is the president and a 65% shareholder, as $1,032,500 which is included in notes payable on the Company’s Consolidated Balance Sheet. The loans, which arose during fiscal 2002 and fiscal 2003, bear interest at rates between 8% and 12%. As of June 30, 2003, outstanding accrued interest on these obligations was $58,063. These debts are due on demand or mature in fiscal 2004 and 2005. The above outstanding debt includes a Note for $750,000 that is convertible into Common Stock of the Company at the lesser of $2.10 per share and a 25% discount to the fair market value of the Company’s Common Stock.

     During August, 2003, Mr. Gordon elected to convert certain outstanding debt into the Company’s Common Stock. These transactions occurred in accordance with the conversion terms contained in the debt agreements. The Company incurred this debt during fiscal 2001 and fiscal 2002. A total of $308,738 of outstanding debt and accrued interest was converted at $1.12 per share in August 2003 into 275,658 restricted shares of Company Common Stock.

     In April, 2003, a group of investors related to Mr. Gordon agreed to purchase 1,000,000 shares of restricted Common Stock at a price of $0.25 per share, or $250,000. The spouse of Mr. Gordon, purchased 100,000 shares and two educational trusts, which are for the benefit of Mr. Gordon’s two children, collectively purchased 900,000 shares. As of June 30, 2003, the Company has received $200,000, or 800,000 shares. The remaining investment was received in the first quarter of fiscal year 2004. Mr. Gordon is not the trustee of these trusts and has no voting or investment power over these shares.

     LFSI and its subsidiaries also have various outstanding debt obligations due to Mr. Gordon and his spouse. As of June 30, 2003, these obligations totaled $974,370, $500,000 of which is due to Mr. Gordon’s spouse.

     Paul B. Johnson, a former director of the Company, is an investor in a company, which in November 2001 became a franchisee of LFSI in the Dallas, Texas market and purchased franchises for two additional Dallas, Texas markets during the quarter ended March 31, 2003. In addition, Mr. Johnson was named Chief Executive Officer and a board member of LFSI, which acquired the Company’s home technology business in September 2002. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. Mr. Johnson resigned as CEO and as a board member from LFSI during March 2003 and remained President and Treasurer. Mr. Johnson is also an officer and director of various LFSI subsidiaries. The Dallas franchise locations owed the Company and its subsidiaries $116,409 at June 30, 2003.

     Revenues from the franchisees discussed above for the years ended June 30, 2003 and 2002 are as follows:

	2003	2002
Houston and three North Carolina markets	$258,000	$90,000
Three South Carolina markets	270,000	22,000
Three Maryland markets	47,000	5,000
LVA and subsidiaries	183,000	29,000
Dallas	134,000	14,000

	$892,000	$160,000

     During fiscal 2002, Glenn Barrett resigned as President of Lifestyle Technologies, Inc. and began LVA Technologies LLC (“LVA”), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to serve the commercial market. The Company waived LVA’s initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises of LFSI. LVA’s low voltage wiring business pays royalties on products purchased from LFSI at the same rate as LFSI’s other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company’s other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $271,136 as of June 30, 2003.

     In the quarter ended March 31, 2003, the Company received into treasury 52,857 shares of Common Stock from Mr. Barrett in partial payment of balances owed by Mr. Barrett to the Company. The shares were valued at $24,000.

     In September 2003, P. Roger Byer, a director of the Company, purchased 89,285 shares of restricted Common Stock for $100,000 or $1.12 per share. Mr. Byer subscribed to purchase an additional 44,642 shares of restricted Common Stock for $50,000 which was closed in early October, 2003.

     The Company owns an equity interest in a privately held company in which the executive vice president of the Company’s aviation travel services business is a director and shareholder. Avenel Ventures, Inc. owned this equity interest prior to being acquired by the Company in fiscal 2002.

NOTE 14. BUSINESS SEGMENT INFORMATION

     Information related to business segments is as follows (in thousands):

Year ended June 30, 2003:

	Aviation
	Travel	Call	Technology	Home
	Services	Center	Solutions	Technology	Corporate	Total

Revenue	$62,589	$18	$11,008	$2,208	$1	$75,824
Income (loss) from continuing operations	1,005	(117)	(347)	(3,537)	(1,257)	(4,253)
Identifiable assets	7,389	54	10,281	8,635	1,624	27,983
Capital expenditures	197	—	74	85	—	356
Depreciation and amortization	73	28	256	100	14	471

Year ended June 30, 2002:

	Aviation
	Travel	Call	Technology	Home
	Services	Center	Solutions	Technology	Corporate	Total

Revenue	$27,210	$63	$10,294	$2,878	$279	$40,724
Income (loss) from continuing operations	(795)	(151)	(609)	(1,184)	(1,439)	(4,178)
Identifiable assets	5,551	192	11,197	9,950	1,982	28,872
Capital expenditures	21	—	67	238	1	327
Depreciation and amortization	58	18	229	65	15	385

NOTE 15. CONTINGENCIES

Legal Proceedings

     During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

     The Company’s aviation services business is seeking to recover through litigation approximately $70,000 from Southeast Airlines, Inc. related to a fiscal year 2003 charter flight program. Flightfuel, Inc. a joint venture of the Company’s aviation travel services business is seeking to recover through litigation approximately $360,000 in unpaid aviation fuel from Southeast Airlines, Inc.

Commitments

     The Company’s aviation travel services business has a dispute of approximately $2.3 million with Pace Airlines, Inc. (“Pace”) related to amounts due to Pace for calendar year 2002 for shortages related to guaranteed flying revenue and expenses associated with relocating the air hub with the Vacation Express contract. Management believes these claims to be baseless and no funds are due Pace. In the event that funds were ultimately determined to be due Pace, management believes the payment responsibility would be with Vacation Express, or their parent company, My Travel. Accordingly a liability has not been booked in fiscal year 2003.

     The Company leases office space under non-cancelable office leases and also enters into vehicle lease arrangements for its home technology business. The future minimum lease payments required under these leases at June 30, 2003 are as follows:

Fiscal Year	Total

2004	$568,464
2005	429,408
2006	427,038
2007	391,377
2008	176,352
Thereafter	88,176

$2,080,815

     Rent expense under operating leases aggregated $582,511 and $579,357 for the years ended June 30, 2003 and 2002, respectively.

NOTE 16. NON-CASH TRANSACTIONS

Non-cash transactions occurring during the years ended June 30, 2003 and 2002 are as follows:

	Years ended June 30,
	2003	2002

Schedule of non-cash transactions:
Common stock issued for acquired businesses	$—	$775,962

Sale of real estate in exchange for note receivable	$—	$162,500

Issuance of compensatory stock purchase warrants in connection with strategic alliances and other services	$568,748	$94,900

Payment for services with common stock	$99,950	$36,513

Value of investments received in capital contribution	$—	$150,000

Payment of notes payable through forgiveness of accounts receivable	$90,000	$197,560

Unrealized loss on available for sale investments	$224,854	$139,127

Issuance of common stock and warrants for loan origination fees	$217,500	$130,197

Return of stock to the Company in settlement of services contract	$—	$627,570

Cumulative effect of adoption of FAS 142, reducing goodwill	$—	$693,000

Impact of reverse stock split effected in June 2002	$—	$2,600,014

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On January 31, 2002, the Company dismissed Ernst & Young LLP (“EY”) as the Company’s independent public accountants. In connection with the dismissal of EY, the Company engaged Crisp Hughes Evans LLP (“CHE”) as the Company’s independent public accountants for fiscal year 2002. EY reported on the Company’s financial statements for the fiscal years ended June 30, 2000 and 2001. Such reports contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles. The Company’s Audit Committee and Board of Directors approved the decision to change the Company’s independent public accountants. In connection with the audits of the Company’s financial statements for the fiscal years ended June 30, 2000 and 2001 and through January 31, 2002, there were no disagreements with EY on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of EY, would have caused it to make a reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such years.

ITEM 8A. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2003, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

     Set forth below are the names, ages (at September 29, 2003), positions and offices held and a brief description of the business experience during the past five years of each person who is an executive officer or director of the Company.

     Michael D. Pruitt (age 43) became the Company’s Chief Executive Officer and President on November 8, 2000. He has served as a director of the Company since October 3, 2000. Additionally, Mr. Pruitt served as the Company’s Chairman from July 2001 to February 2003. Mr. Pruitt was also the founder of Avenel Ventures, Inc., a business development company, and has served as President, Chief Executive Officer and director of Avenel Ventures, Inc. since its formation in June 2000. From May 1999 to June 2000, Mr. Pruitt was involved in founding Avenel Financial Group, Inc., a financial services firm specializing in e-commerce and technology. From October 1997 to May 1999, Mr. Pruitt was the Executive Vice President of Marketers World International. Mr. Pruitt was an independent consultant from January 1997 to October 1997. From January 1992 to January 1997, Mr. Pruitt was the COO of Ty Pruitt Trucking, Inc.

     Jeffrey F. Willmott (age 55), has served as a director of the Company since October 17, 2002 and as Chairman of the Board since February 19, 2003. From 2001 to 2002, Mr. Willmott was Chairman and Chief Executive Officer of EKN Asset Management, a registered investment advisory firm in New York City. From 1999 to 2000, Mr. Willmott served as the managing director of Trenwith Securities, a middle market investment bank, were he was responsible for the origination and execution of corporate finance engagements. From 1991 to 1999, Mr. Willmott was a Senior Vice President at Warburg Dillon Read (now UBS Warburg), where he was responsible for business development. From 1983 to 1990, he was a regional director of sales and marketing at Westinghouse Broadcasting.

     Melinda Morris Zanoni (age 33) has served as Executive Vice President of the Company since November 8, 2000. Additionally, Ms. Zanoni served as a director of the Company from January 19, 2001 to April 16, 2003, as well as a director and Executive Vice President of Avenel Ventures, Inc., since June 2000. From February 1996 to June 2000, Ms. Zanoni was an attorney with the law firm of Nelson Mullins Riley & Scarborough, LLP in Charlotte, North Carolina where she concentrated in the areas of mergers and acquisitions and commercial finance. From May 1994 to February 1996, she was a transactional attorney concentrating in corporate law at Fagel & Haber in Chicago, Illinois.

     Dr. James A. Verbrugge (age 63) has served as a director of the Company since January 11, 1999. Dr. Verbrugge is a Professor of Finance (Emeritus) at the University of Georgia where he has been employed since 1968. He is also the Director of the Center for Strategic Risk Management in the Terry College of Business at the University of Georgia and is actively involved in executive education programs. Since July 2001, Dr. Verbrugge has also been a director of Crown Crafts, Inc.

     P. Roger Byer (age 58), CPA, has served as a director of the Company since June 2003. From May 2001 to September 2002, Mr. Byer served as CEO and President of Stellex Aerostructures, Inc., a manufacturer of commercial and defense RF electronics and military machined aerostructure components. From July 1997 to September 2000, Mr. Byer was the COO

of Mentmore Holdings Corporation, a New York based private equity firm with aggregate portfolio companies generating over $1 billion in revenues. Mr. Byer also served as CFO for several of the portfolio companies. From 1986 to 1997, he served as Vice President and CFO for KDI Corporation.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s directors, executive officers, and persons who own beneficially more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of such securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on review of the copies of such reports furnished to the Company, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% beneficial owners were complied with during the fiscal year ended June 30, 2003.

ITEM 10. EXECUTIVE AND DIRECTOR COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended 2001, 2002 and 2003 the cash and non-cash compensation awarded, earned or paid by the Company to all individuals serving as Chief Executive Officer of the Company at any time during fiscal year 2003 and all executive officers of the Company who received salary and bonuses in excess of $100,000 during fiscal year 2003 (collectively, the “Named Executives”).

					Long-Term
	Fiscal				Compensation	Other Annual
Name and Principal Position	Year	Salary		Bonus	Stock Options(1)	Compensation

Jeffrey F. Willmott, Chairman (2)	2003	$40,000	(2)	—	175,000	$—
	2002	—		—	—	—
	2001	—		—	85,714	—
Michael D. Pruitt, President/CEO (3)	2003	$30,000	(3)	—	175,000	$—
	2002	—	(3)	—	—	—
	2001	—		—	—	—
Melinda Morris Zanoni, Executive Vice President (4)	2003	$160,000		—	125,000	$—
	2002	147,167		—	—	—
	2001	93,333		—	85,714	—

(1)  The stock options listed below have an exercise price at or above the fair market value of the Common Stock on the date of grant of such options, unless otherwise noted.

(2)  Mr. Willmott’s employment contract dated April 15, 2003 provides for an annual base salary of $120,000. During fiscal 2003, the Company did not pay any cash compensation to Mr. Willmott, but rather accrued $40,000 for services rendered from March, 2003 through June, 2003. The Company anticipates paying this compensation to Mr. Willmott during fiscal 2004.

(3)  Mr. Pruitt’s employment contract dated November 7, 2002 provides for an annual base salary of $180,000. Mr. Pruitt agreed to forego his salary in fiscal 2002 and elected to receive only a portion of his 2003 salary, which was paid directly to Mr. Pruitt and to a Company owned by Mr. Pruitt.

(4)  Ms. Zanoni’s employment contract dated November 7, 2002, provides for an annual base salary of $160,000.

Long-term Compensation – Stock Options

     The following table sets forth information regarding the grant of stock options to the Named Executives during the fiscal year ended June 30, 2003:

	Number of
	Securities	% of Total
	Underlying	Options Granted
	Options	to Employees	Exercise	Expiration
Name	Granted	in Fiscal 2003	Price	Date

Jeffrey F. Willmott	175,000 (1)	12.6%	$0.55	10/17/2012 (2)
Michael D. Pruitt	175,000	12.0%	$0.55	11/7/2012
Melinda Morris Zanoni	125,000	9.0%	$0.55	11/7/2012

(1)  Includes 85,000 options granted for serving as a director of the Company.

(2)  90,000 stock options have an expiration date of April 15, 2013.

     The following table sets forth information concerning each exercise of options during the last completed fiscal year by each of the Named Executives and the value of unexercised options held by the Named Executives as of June 30, 2002.

			Number of Securities
			Underlying	Value Of Unexercised
			Unexercised Options	In-The-Money
	Shares Acquired	Value	At 6/30/03	Options At 6/30/03
Name	On Exercise	Realized(1)	Exercisable/Unexercisable	Exercisable/Unexercisable(2)

Jeffrey F. Willmott	0	0	42,500/132,500	-0-/-0-
Michael D. Pruitt	0	0	158,928/87,500	-0-/-0-
Melinda Morris Zanoni	0	0	148,214/62,500	-0-/-0-

(1)  Calculated by determining the difference between the fair market value of the shares of Company Common Stock underlying this option and the exercise price of such option on the date of exercise.

(2)  The dollar values of the Company’s stock options are calculated by determining the difference between the fair market value of the shares of the Company’s Common Stock underlying the options at June 30, 2003 and the exercise price of such options.

COMPENSATION OF DIRECTORS

     Directors of the Company who are not employees of the Company receive compensation of $1,000 per regular Board meeting, $750 per telephonic Board meeting, and $500 per committee meeting not held on the same day as a regular or telephonic Board meeting. The Board expects to meet at least on a quarterly basis in fiscal 2004. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending Board meetings. In fiscal 2003, the Company expensed $32,750 for director fees and expenses.

     In October 2002, the Board of Directors approved stock options for each independent director to purchase 85,000 shares of Common Stock at an exercise price of $0.55 and vesting quarterly over one year. Dr. Verbrugge received an additional 15,000 options for serving as the Chairman of the Audit Committee. Mr. Byer was awarded 85,000 options in July 2003. These options have exercise an price of $0.55 and vest quarterly over one year. At the dates these options grants occurred, the fair market value of Company Common Stock was at or below $0.55.

EMPLOYMENT CONTRACTS

     On November 7, 2002, the Company entered an employment agreement (“the Pruitt Agreement”) with Mr. Michael Pruitt to serve as the Company’s President and CEO. The Pruitt Agreement provides for an annual base salary of $180,000 and an initial term of two (2) years. After the initial term, the Pruitt Agreement renews automatically for one (1) year unless either party gives 60 days’ written notice. Mr. Pruitt is also entitled to receive an annual bonus in the amount and manner approved by the Board (or by the Compensation Committee thereof). Upon a termination following a change of control, resignation with cause, termination without cause, or termination for disability, Mr. Pruitt will be entitled to severance equal to 12 months’ salary and health benefits.

     On April 15, 2003, the Company entered an employment agreement (“the Willmott Agreement”) with Mr. Jeffrey Willmott to serve as the Company’s Chairman of the Board. The Willmott Agreement provides for an annual base salary of $120,000 and an initial term of one (1) year. After the initial term, the Willmott Agreement renews automatically for one (1) year unless either party gives 30 days’ written notice. Mr. Willmott is also entitled to receive an annual bonus in the amount and manner approved by the Board (or by the Compensation Committee thereof). Upon a termination following a change of control, resignation with cause, termination without cause, or termination for disability, Mr. Willmott will be entitled to severance equal to 1 months’ salary and health benefits.

     On November 7, 2002, the Company entered an employment agreement (“the Zanoni Agreement”) with Ms. Melinda Morris Zanoni to serve as the Company’s Executive Vice President. The Zanoni Agreement provides for an annual base salary of $160,000 and an initial term of two (2) years. After the initial term, the Zanoni Agreement renews automatically for one (1) year unless either party gives 60 days’ written notice. Ms. Zanoni is also entitled to receive an annual bonus in the amount and manner approved by the Board (or by the Compensation Committee thereof). Upon a termination following a change of control, resignation with cause, termination without cause, or termination for disability, Ms. Zanoni will be entitled to severance equal to 12 months’ salary and health benefits.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company’s Common Stock as of September 29, 2003 by: (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; (ii) each of the Company’s directors; (iii) each of the Company’s named executive officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company’s current directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

	Shares of Common Stock	Beneficially Owned(1)
Name	Number	Percent (2)

Michael D. Pruitt + ++(3)	1,542,627	9.9%
Jeffrey F. Willmott + ++(4)	156,000	1.0
Dr. James A. Verbrugge ++(5)	193,300	1.2
P. Roger Byer ++(6)	110,535	*
Melinda Morris Zanoni +(7)	496,428	3.2
All Current Executive Officers and Directors as a Group (5 persons)(8)	2,498,890	16.1%

+   Executive Officer of the Company
++ Director of the Company
*   Less than 1%

(1)	Information as to beneficial ownership of Common Stock has been furnished to the Company either by or on behalf of the indicated person or is taken from reports on file with the SEC.

(2)	In computing the percentage ownership of a person, shares of Common Stock that are acquirable by such person within 60 days of September 29, 2003 are deemed outstanding. These shares of Common Stock, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person. As of September 29, 2003, there were 15,553,551 shares of Common Stock outstanding.

(3)	Includes 959,130 shares of Common Stock and 246,428 options owned directly by Mr. Pruitt. Includes 318,142 owned by Avenel Financial Group, Inc., which is 100% owned by Mr. Pruitt. Includes 8,171 shares of Common Stock owned by The Housman Foundation, of which Mr. Pruitt is the trustee. Includes 2,185 shares owned by Mr. Pruitt’s spouse. Mr. Pruitt does not have voting or investment power with respect to the shares owned by his spouse. Includes 8,571 shares in three separate custodian accounts in the names of Mr. Pruitt’s three children. Mr. Pruitt is the trustee of each of these custodian accounts.

(4)	Represents 130,000 shares issuable upon exercise of options. Excludes 45,000 shares issuable upon exercise of options that are not exercisable on or within 60 days of September 29, 2003. Includes 26,000 shares of Common Stock, of which 10,000 shares owned by Mr. Willmott’s spouse. Mr. Willmott does not have voting or investment power over the shares owned by his spouse.

(5)	Consists of 7,586 shares of Common Stock and 185,714 shares issuable upon exercise of options.

(6)	Includes 89,285 restricted shares of Common Stock and 21,250 shares issuable upon exercise of options. Mr. Byer purchased the 89,285 shares of restricted Common Stock in a September 2003 private placement and purchased an additional 44,642 restricted shares of the Company which in early October, 2003. The purchase price of the Common Stock was $1.12 Excludes 63,750 shares issuable upon exercise of options that are not exercisable on or within 60 days of September 29, 2003.

(7)	Consists of 285,714 shares of Common Stock and 210,714 shares issuable upon exercise of options.

(8)	Excludes 108,750 shares of Common Stock issuable upon exercise of options that are not exercisable on or within 60 days of September 29, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During fiscal 2002, Mr. Pruitt, President and CEO of the Company, pledged certain of his personal assets to secure a $100,000 bank line of credit for Lifestyle Innovations, Inc., (“LFSI”). LFSI is a separately traded public company, of which the Company owns approximately 15.6 million restricted common shares as of June 30, 2003. These shares represent an equity ownership of approximately 76.5% of the company. At June 30, 2003, the line of credit was in default with an outstanding balance of $100,000. Mr. Pruitt repaid the $100,000 due on the line of credit with personal funds on August 8, 2003 in exchange for a note from LFSI. The note bears interest at 8% per annum and is due on demand.

In addition to this note, LFSI owed Mr. Pruitt, as of June 30, 2003, $57,514. This amount is the result of loans made to LFSI by Mr. Pruitt prior to fiscal year 2003.

     Mr. Pruitt owns 33.3% and is a director in a company that purchased franchise licenses and business operations from LFSI in three markets located in South Carolina. Mr. Pruitt also owns 15% of another company that is a LFSI franchisee in the state of Maryland. The franchise locations in the Carolina’s owed the Company and its subsidiaries $43,777 at June 30, 2003. The franchise location in Maryland owed the Company and its subsidiaries $5,379 at June 30, 2003.

     In April, 2003, Mr. Pruitt purchased 500,000 shares of restricted Common Stock at a price of $0.25 per share, or $125,000.

     During fiscal year 2002, Mr. Pruitt loaned money to the Company. At June 30, 2003, $5,000 was due to Mr. Pruitt. The $5,000 was payable to Mr. Pruitt on demand. The interest rate on the note is 8%. This note was repaid on October 2, 2003.

     During fiscal 2003, Mr. Pruitt elected to receive only a portion of his salary from the Company. He received $30,000 in compensation from the Company, of which $15,000 was paid to a company owned by Mr. Pruitt.

     Mr. G. David Gordon, a Company Stockholder, has an ownership interest in six LFSI franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000. Mr. Gordon also acts as legal counsel to the Company from time to time. Mr. Gordon has an ownership interest in the Charleston, SC, and Hilton Head, NC markets along with Mr. Pruitt, and the Dallas, TX, market along with Mr. Johnson. Mr. Gordon is an investor in a Company that owns the franchise locations in Raleigh, Wilmington, and Greensboro, NC. These six franchise locations collectively owed LFSI and its subsidiaries $199,385 at June 30, 2003.

     At June 30, 2003, total debt outstanding to Mr. Gordon and a company in which he is the president and a 65% shareholder, as $1,032,500 which is included in notes payable on the Company’s Consolidated Balance Sheet. The loans, which arose during fiscal 2002 and fiscal 2003, bear interest at rates between 8% and 12%. As of June 30, 2003, outstanding accrued interest on these obligations was $58,063. These debts are due on demand or mature in fiscal 2004 and 2005. The above outstanding debt includes a Note for $750,000 that is convertible into Common Stock of the Company at the lesser of $2.10 per share and a 25% discount to the fair market value of the Company’s Common Stock.

     During August, 2003, Mr. Gordon elected to convert certain outstanding debt into the Company’s Common Stock. These transactions occurred in accordance with the conversion terms contained in the debt agreements. The Company incurred this debt during fiscal 2001 and fiscal 2002. A total of $308,738 of outstanding debt and accrued interest was converted at $1.12 per share in August 2003 into 275,658 restricted shares of Company Common Stock.

     In April, 2003, a group of investors related to Mr. Gordon agreed to purchase 1,000,000 shares of restricted Common Stock at a price of $0.25 per share, or $250,000. The spouse of Mr. Gordon, purchased 100,000 shares and two educational trusts, which are for the benefit of Mr. Gordon’s two children, collectively purchased 900,000 shares. As of June 30, 2003, the Company has received $200,000, or 800,000 shares. The remaining investment was received in the first quarter of fiscal year 2004. Mr. Gordon is not the trustee of these trusts and has no voting or investment power over these shares.

     LFSI and its subsidiaries also have various outstanding debt obligations due to Mr. Gordon and his spouse. As of June 30, 2003, these obligations totaled $974,370, $500,000 of which is due to Mr. Gordon’s spouse.

     Paul B. Johnson, a former director of the Company, is an investor in a company, which in November 2001 became a franchisee of LFSI in the Dallas, Texas market and purchased franchises for two additional Dallas, Texas markets during the quarter ended March 31, 2003. In addition, Mr. Johnson was named Chief Executive Officer and a board member of LFSI, which acquired the Company’s home technology business in September 2002. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. Mr. Johnson resigned as CEO and as a board member from LFSI during March 2003 and remained President and Treasurer. Mr. Johnson is also an officer and director of various LFSI subsidiaries. The Dallas franchise locations owed the Company and its subsidiaries $116,409 at June 30, 2003.

     Revenues from the franchisees discussed above for the years ended June 30, 2003 and 2002 are as follows:

	2003	2002
Houston and three North Carolina markets	$258,000	$90,000
Three South Carolina markets	270,000	22,000
Three Maryland markets	47,000	5,000
LVA and subsidiaries	183,000	29,000
Dallas	134,000	14,000

	$892,000	$160,000

     During fiscal 2002, Glenn Barrett resigned as President of Lifestyle Technologies, Inc. and began LVA Technologies LLC (“LVA”), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to serve the commercial market. The Company waived LVA’s initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises of LFSI. LVA’s low voltage wiring business pays royalties on products purchased from LFSI at the same rate as LFSI’s other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company’s other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $271,136 as of June 30, 2003.

     In the quarter ended March 31, 2003, the Company received into treasury 52,857 shares of Common Stock from Mr. Barrett in partial payment of balances owed by Mr. Barrett to the Company. The shares were valued at $24,000.

     In September 2003, P. Roger Byer, a director of the Company, purchased 89,285 shares of restricted Common Stock for $100,000 or $1.12 per share. Mr. Byer subscribed to purchase an additional 44,642 shares of restricted Common Stock for $50,000 which was closed in early October, 2003.

     The Company owns an equity interest in a privately held company in which the executive vice president of the Company’s aviation travel services business is a director and shareholder. Avenel Ventures, Inc. owned this equity interest prior to being acquired by the Company in fiscal 2002.

NOTE 14. BUSINESS SEGMENT INFORMATION

     Information related to business segments is as follows (in thousands):

Year ended June 30, 2003:

	Aviation
	Travel	Call	Technology	Home
	Services	Center	Solutions	Technology	Corporate	Total

Revenue	$62,589	$18	$11,008	$2,208	$1	$75,824
Income (loss) from continuing operations	1,005	(117)	(347)	(3,537)	(1,257)	(4,253)
Identifiable assets	7,389	54	10,281	8,635	1,624	27,983
Capital expenditures	197	—	74	85	—	356
Depreciation and amortization	73	28	256	100	14	471

Year ended June 30, 2002:

	Aviation
	Travel	Call	Technology	Home
	Services	Center	Solutions	Technology	Corporate	Total

Revenue	$27,210	$63	$10,294	$2,878	$279	$40,724
Income (loss) from continuing operations	(795)	(151)	(609)	(1,184)	(1,439)	(4,178)
Identifiable assets	5,551	192	11,197	9,950	1,982	28,872
Capital expenditures	21	—	67	238	1	327
Depreciation and amortization	58	18	229	65	15	385

NOTE 15. CONTINGENCIES

Legal Proceedings

     During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

     The Company’s aviation services business is seeking to recover through litigation approximately $70,000 from Southeast Airlines, Inc. related to a fiscal year 2003 charter flight program. Flightfuel, Inc. a joint venture of the Company’s aviation travel services business is seeking to recover through litigation approximately $360,000 in unpaid aviation fuel from Southeast Airlines, Inc.

Commitments

     The Company’s aviation travel services business has a dispute of approximately $2.3 million with Pace Airlines, Inc. (“Pace”) related to amounts due to Pace for calendar year 2002 for shortages related to guaranteed flying revenue and expenses associated with relocating the air hub with the Vacation Express contract. Management believes these claims to be baseless and no funds are due Pace. In the event that funds were ultimately determined to be due Pace, management believes the payment responsibility would be with Vacation Express, or their parent company, My Travel. Accordingly a liability has not been booked in fiscal year 2003.

ITEM 13. EXHIBITS LIST AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
Number	Exhibit Description

2.1	Stock Purchase Agreement dated as of August 16, 2000 between the Company, Michael Pruitt, and Darek Childress (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2000).

2.2	Stock Purchase Agreement dated as of August 11, 2000 between the Company and Caliente Consulting (incorporated herein by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 22, 2000).

2.3	Share Exchange Purchase Agreement dated as of November 8, 2000 between the Company and Avenel (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

2.4	Stock Purchase Agreement between the Company and the majority of the stockholders of Lifestyle (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2001).

2.5	Stock Purchase Agreement dated as of March 16, 2001 between the Company and Glenn Barrett, Jr. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on April 18, 2001).

2.6	Stock Purchase Agreement dated as of March 31, 2001 between the Company and Brandon Holdings, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed on April 18, 2001).

2.7	Agreement and Plan of Merger dated as of June 5, 2001 between the Company, Logisoft Acquisition Corporation and the individuals listed on Exhibit A thereto (incorporated by reference to Exhibit 2.1 the Company’s Current Report on Form 8-K filed on June 13, 2001).

2.8	Joinder to the Merger Agreement executed by Logisoft (incorporated by reference to Exhibit 2.2 the Company’s Current Report on Form 8-K filed on June 13, 2001).

2.9	Asset Purchase Agreement dated as of June 20, 2001, by and among Greater Atlanta Alarm Services, Inc., the Company, Glenda Watson and David Watson (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 14, 2001).

2.10	Stock Purchase Agreement dated as of May 15, 2001 between the Company and Brikor, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on September 17, 2001).

2.11	Agreement and Plan of Merger dated as of August 30, 2002 among the Company, LST, Inc., Lifestyle Innovations, Inc. and LFSI Merger Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Current report on Form 8-K filed

Exhibit
Number	Exhibit Description

on September 20, 2002).

3.1	Restated Certificate of Incorporation of the Company dated as of January 19, 2001 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

3.3	Certificate of Amendment of Restated Certificate of Incorporation of eResource Capital Group, Inc. dated June 17, 2002

4.1	Registration Rights Agreement between the Company and Worldspan, L.P. dated as of June 26, 2000 (incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

4.2	Registration Rights Agreement between the Company, Four Corners Capital, LLC and DC Investment Partners Exchange Fund, L.P. dated as of January 23, 2001 (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

4.3	Registration Rights Agreement between the Company and Acqua Wellington Value Fund, Ltd. Dated as of January 23, 2001 (incorporated by reference to exhibit 4.2 of the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

4.4	flightserv.com 2000 Stock Option Plan (incorporated by reference to exhibit B to the Company’s Definitive Proxy Statement on Schedule 14A filed on June 19, 2000).

4.5	Registration Rights Agreement between the Company and each of the stockholders of Lifestyle(incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 18, 2001).

10.1	Form of Officer/Director Non-Qualified Option Agreement dated as of July 2, 1999 (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on September 28, 1999).

10.2	Schedule of Option Agreements granted in February, April and July, 1999 (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 1999 filed on September 28, 1999).

10.3	Form of Officer/Director Non-Qualified Option Agreement dated December 2, 1999 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 filed on February 14, 2000).

10.4	Schedule of Option Agreements granted December 2, 1999 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 1999 filed on February 14,

Exhibit
Number	Exhibit Description

2000).

10.5	Employment Agreement between the Company and Todd Bottorff (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

10.6	Agreement between the Company and Arthur G. Weiss dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

10.7	Agreement between the Company and C. Beverly Lance dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2000 filed on September 28, 2000).

10.8	Consulting Agreement between the Company and Todd Bottorff dated as of January 17, 2001 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

10.9	Employment Agreement between the Company and Michael D. Pruitt dated as of November 8, 2000 (represents a compensatory plan arrangement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

10.10	Employment Agreement between the Company and Ms. Melinda Morris Zanoni dated as of November 8, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

10.11	General Release and Settlement Agreement between the Company and Four Corners Capital, LLC and DC Investment Partners Exchange Fund, L.P. dated as of January 23, 2001 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

10.12	General Release and Settlement Agreement between the Company and Acqua Wellington Value Fund, Ltd. Dated as of January 23, 2001 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14, 2001).

Exhibit
Number	Exhibit Description

10.13	Employment Agreement between the Company and Michael D. Pruitt dated as of November 7, 2002 (represents a Compensatory plan arrangement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed on February 14, 2003).

10.14	Employment Agreement between the Company and Ms. Melinda Morris Zanoni dated as of November 7, 2002 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed on February 14, 2003).

10.15	Employment Agreement between the Company and Jeffery F. Willmott dated as of April 15, 2003 (represents a Compensatory plan arrangement) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 filed on May 15, 2003).

Exhibit
Number	Exhibit Description

16.1	Change in Accountants – Letter from Ernst & Young dated February 22, 2002 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K/A filed on February 22, 2002).

21.1	Subsidiaries of the Company

23.1	Consent of Independent Auditors – Crisp Hughes Evans

31.1	Rule 13a-14(a)/15d-4a Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4a Certification of Principal Financial Officer

32.1	Section 1350 Certification of Principal Executive Officer

32.2	Section 1350 Certification of Principal Financial Officer

99.1	Amendment to Employment Agreement between the Company and Michael D. Pruitt dated as of April 2, 2003

99.2	Amendment to Employment Agreement between the Company and Melinda Morris Zanonidated as of April 2, 2003

(b)	Reports on Form 8-K

(i)	The Company filed the following reports on Form 8-K and 8-K/A with the Securities and Exchange Commission (“SEC”) during the quarter ended June 30, 2003 and to the date of the Annual Report:

          (a) On May 15, 2003, reporting under item 5 of such report that that the Company sent a letter to shareholders notifying them that the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 2002 can be obtained at www.eresourcecapital.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditors, Crisp Hughes Evan, LLP, billed the following fees to the Company for audit and other services for the fiscal year 2003:

Audit Fees

     The aggregate fees billed for professional services rendered by CHE for the audit of the Company’s annual financial statements for the fiscal year ended June 30, 2003 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the fiscal year ended June 30, 2003 were $120,000.

All Other Fees

     The aggregate fees billed for all other services rendered by CHE to the Company for the fiscal year ended June 30, 2003 was $64,650. These fees included fees billed for professional services rendered for the reviews of the Company’s other SEC filings and for tax return preparation and related services.

     The Audit Committee has considered whether the provision of services under the heading “All Other Fees” is compatible with maintaining the accountants’ independence and has determined that it is consistent with such independence.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eResource Capital Group, Inc.

Date: October 14, 2003	By:	/s/ Michael D. Pruitt

Michael D. Pruitt President and Chief Executive Officer principal executive officer and principal financial officer

Date: October 14, 2003	By:	/s/ Jeffrey F. Willmott

Jeffrey F. Willmott Chairman of the Board

Date: October 14, 2003	By:	/s/ Dr. James A. Verbrugge

Dr. James A. Verbrugge Director

Date: October 14, 2003	By:	/s/ P. Roger Byer

P. Roger Byer Director