Form 10-Q
period 2003-09-30
ERESOURCE CAPITAL GROUP INC
filed 2003-11-17
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended September 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to

                          COMMISSION FILE NUMBER 1-8662

                           RCG COMPANIES INCORPORATED
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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

CHECK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE EXCHANGE ACT)
Yes [ ] No [X]

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of November 10, 2003: 18,238,814


                                                 RCG Companies Incorporated

                                                      TABLE OF CONTENTS
                                                      -----------------


.............................................................................................................Page No
PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at September 30, 2003 and June 30, 2003.................3

                  Condensed Consolidated Statements of Operations for the three months ended
                     September 30, 2003 and 2002................................................................4

                  Condensed Consolidated Statements of Cash Flows for the three months ended
                    September 30, 2003 and 2002.................................................................5

                  Notes to Interim Condensed Consolidated Financial Statements..................................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................19

Item 3.    Qualification and Qualitative Disclosures about Market Risk .........................................

ITEM 4.    Controls and Procedures..............................................................................25

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings....................................................................................25

ITEM 2.    Changes in Securities................................................................................25

ITEM 3.    Defaults Upon Senior Securities......................................................................25

ITEM 4.    Submission of Matters to a Vote of Security Holders..................................................25

ITEM 5.    Other Information....................................................................................25

ITEM 6.    Exhibits and Reports on Form 8-K.....................................................................25

Exhibit Index  .................................................................................................25

Signatures       ...............................................................................................26

Certifications
                 Section 302 Certification of the Principal Executive Officer...................................27
                 Section 302 Certification of the Principal Accounting .........................................28

Section 906 Certification.......................................................................................29-30

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                             September 30,      June 30,
                                                                                                  2003            2003
                                                                                              (Unaudited)
                                                                                             -------------    -------------

                                                  ASSETS
Cash and cash equivalents ................................................................   $       2,415    $       3,491
Accounts receivable, net of allowance of doubtful accounts of $235 .......................           1,982            2,435
Note receivable, net of reserve of $49 ...................................................              50               49
Inventory ................................................................................             153              146
Investments ..............................................................................             405              402
Prepaid expenses .........................................................................           1,745            2,674
                                                                                             -------------    -------------

                Total current assets .....................................................           6,750            9,197
Deferred costs  and other assets .........................................................             440              429
Property and equipment, net ..............................................................             995            1,091
Net non-current assets of discontinued operations ........................................             616              725
Goodwill, net ............................................................................          16,541           16,541
                                                                                             -------------    -------------

                Total assets .............................................................   $      25,342    $      27,983
                                                                                             =============    =============


                                   LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable - current portion ..........................................................   $       2,709    $       3,379
Due to affiliates ........................................................................             106              338
Accounts payable and accrued expenses ....................................................           6,426            7,463
Net current liabilities of discontinued operations .......................................           1,180              725
Unearned income ..........................................................................           2,206            4,049
                                                                                             -------------    -------------

                Total current liabilities ................................................          12,627           15,954
Notes payable ............................................................................             752              761
                                                                                             -------------    -------------

                Total liabilities ........................................................          13,379           16,715
                                                                                             -------------    -------------

Minority interest ........................................................................              31              314
                                                                                             -------------    -------------

Shareholders' equity:
      Common stock, $.04 par value, 200,000,000 shares authorized,
      15,684,765 and 13,948,160 issued, respectively .....................................             628              558
       Preferred stock, $0.01 par value, 10,000,000 shares authorized, none oustanding ...              --               --
       Additional paid-in capital ........................................................         116,127          114,329
       Accumulated deficit ...............................................................        (103,915)        (103,025)
       Accumulated other comprehensive loss ..............................................            (276)            (276)
       Treasury stock at cost (131,214 shares) ...........................................            (632)            (632)
                                                                                             -------------    -------------

                Total shareholders' equity ...............................................          11,932           10,954
                                                                                             -------------    -------------

                Total liabilities and shareholders' equity ...............................   $      25,342    $      27,983
                                                                                             =============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                         Three months ended September 30,
                                                                             2003               2002
                                                                         -------------    -------------
Revenue:
Services .............................................................   $      15,787    $      15,361
Product sales ........................................................           3,806            3,467
                                                                         -------------    -------------
        Total revenue ................................................          19,593           18,828
                                                                         -------------    -------------
Cost of revenue:
Services .............................................................          14,822           14,186
Product sales ........................................................           3,384            3,046
                                                                         -------------    -------------
        Total cost of revenue ........................................          18,206           17,232
                                                                         -------------    -------------

        Gross profit .................................................           1,387            1,596
                                                                         -------------    -------------
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants ................             111               33
Selling, general and administrative expenses - other .................           1,923            1,992
Provision for bad debts ..............................................              --                4
Depreciation and amortization ........................................             129              107
                                                                         -------------    -------------
        Operating costs and expenses .................................           2,163            2,136
                                                                         -------------    -------------

        Operating loss ...............................................            (776)            (540)

Interest expense, net ................................................              94              102
(Gain) on investments, net ...........................................            (119)            (175)
Other (income) .......................................................            (103)            (263)
Equity in losses of joint ventures ...................................               3               --
                                                                         -------------    -------------
        Loss from continuing operations before minority interest .....            (651)            (204)

Minority interest ....................................................            (137)             (54)
                                                                         -------------    -------------

        Loss from continuing operations ..............................            (514)            (150)
Loss on discontinued operations, net of minority interest of  $147 ...             376               --
                                                                         -------------    -------------

Net loss .............................................................   $        (890)   $        (150)
                                                                         =============    =============

Basic and diluted net loss per share:
    Loss from continuing operations ..................................   $       (0.04)   $       (0.01)
    Loss from discontinued operations ................................   $       (0.03)              --
                                                                         -------------    -------------
        Net income (loss) ............................................   $       (0.07)   $       (0.01)
                                                                         =============    =============

Weighted average shares outstanding ..................................      14,292,798       12,319,907
                                                                         =============    =============
Weighted average shares outstanding, assuming dilution ...............      14,292,798       12,319,907
                                                                         =============    =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                Three months ended September 30,
                                                                                     2003          2002
                                                                                   ---------    ---------
Cash flows from operating activities:
      Net loss .................................................................   $    (890)   $    (150)
      Loss on discontinued operations, net of minority interest of  $146 .......         376           --
                                                                                   ---------    ---------
      Loss from continuing operations before minority interest .................        (514)        (150)

      Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization ........................................         129          107
          Bad debt expense .....................................................        --              4
          Stock purchase warrants received for services ........................        --             33
          Gain on sale of investments ..........................................        --           (208)
          Compensation expense related to stock options and warrants ...........         111           33
          Deferred debt cost amortization ......................................          17
          Minority interest ....................................................         (47)         (54)
          Changes in operating assets and liabilities:
             Accounts and notes receivables ....................................         452          632
             Inventory .........................................................          (7)         (25)
             Prepaid expenses ..................................................         919          756
             Deferred costs and other assets ...................................         (82)         (52)
             Accounts payable and accrued expenses .............................      (1,045)        (502)
             Due to affiliates .................................................        (232)         (48)
             Unearned income ...................................................      (1,844)        (811)
                                                                                   ---------    ---------
             Cash used in continuing operations ................................      (2,160)        (268)
             Net cash provided by discontinued operations ......................          73         --
                                                                                   ---------    ---------
             Net cash used in operating activities .............................      (2,087)        (268)

Cash flows from investing activities:
          Purchase of property and equipment ...................................         (33)         (76)
          Sale of investments ..................................................        --            131
          Cash paid in connection with business acquisitions, net ..............        --            (50)
                                                                                   ---------    ---------
             Net cash provided by (used in) continuing investing activities ....         (33)           5
             Net cash used in discontinued operations ..........................         (10)        --
                                                                                   ---------    ---------
             Net cash provided by (used in) investing activities ...............         (43)           5

Cash flows from financing activities:
          Notes payable proceeds ...............................................       4,006         --
          Principal debt repayments ............................................      (3,918)         (62)
          Cash raised through LFSI transaction .................................        --            274
          LFSI private placement sale of common stock ..........................        --            260
          Sale of RCG common stock .............................................         988          119
                                                                                   ---------    ---------
             Net cash provided by continuing financing activities ..............       1,076          591
             Net cash used in discontinued operations ..........................         (22)         -
                                                                                   ---------    ---------
             Net cash provided by financing activities .........................       1,054          591
                                                                                   ---------    ---------

Net increase (decrease) in cash and cash equivalents ...........................      (1,076)         328
Cash and cash equivalents at beginning of period ...............................       3,491        1,511
                                                                                   ---------    ---------

Cash and cash equivalents at end of period .....................................   $   2,415    $   1,839
                                                                                   =========    =========
      Supplemental cash flow information - Cash paid during the period for:
          Interest .............................................................   $      31    $    --
                                                                                   =========    =========
          Income taxes .........................................................   $    --      $    --
                                                                                   =========    =========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying unaudited financial statements include the accounts of RCG Companies Incorporated ("RCG") and its subsidiaries (collectively the "Company"). At September 30, 2003, the Company operated businesses in the aviation travel services, home technology, technology solutions and telecommunications call center segments in the United States. On November 14, 2003 the company changed its name from eResource Capital Group, Inc. to RCG Companies Incorporated to better reflect the nature and evolution of the Company's business strategy. In October 2001, the Company changed its name from flightserv.com, Inc. to eResource Capital Group, Inc. to better reflect its plan to acquire substantial interests in, operate and enhance the value of expansion phase companies operating in the travel, entertainment and technology services sectors. Prior to that time, the Company was engaged in the development of its private aviation business and limited commercial real estate activities.

    The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the period ended June 30, 2003, which is included in the Company's Form 10-KSB filed on October 14, 2003.

    The Company experienced an operating loss from continuing operations of $514,000 during the first quarter of fiscal 2004 and used cash of $2,160,000 in operations during the quarter. This cash loss was partially offset by the raising of equity financing. At September 30, 2003, the Company has cash and cash equivalents of $2.4 million and investments of $0.4 million. The Company believes that its existing balances of cash and cash equivalents and investments, together with the proceeds of a $1.2 million private placement at $1.12 per share of Common Stock ($208,000 of which has been received as of 11/6/03), will be sufficient to meet the working capital and capital expenditure requirements of our continuing operations through the end of fiscal 2004.

CONSOLIDATION

    The Company's consolidated financial statements include the assets and liabilities and results of operations of RCG and each business acquired by RCG from the date of its acquisition through September 30, 2003. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the fiscal 2004 presentation.

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

    During the first quarter of fiscal year 2004 and 2003, sales to Vacation Express and its sister company, Suntrips, Inc. ("Suntrips"), both part of the MyTravel Group, a customer of the Company's aviation travel services business, represented 71% and 69%, respectively, of the Company's consolidated revenue. The company signed a definitive agreement to acquire SunTrips and Vacation Express on October 17, 2003 and closed the transaction on October 31, 2003. Under the terms of the asset purchase agreement, FS Tours, Inc. ("FS Tours") a wholly-owned subsidiary of Flightserv, will acquire substantially all of the assets and liabilities of Vacation Express, and FS SunTours, Inc ("FS SunTours") a wholly-owned subsidiary of Flightserv, will acquire substantially all of the assets and liabilities of SunTrips, except for certain excluded items, for a $10 million non-interest bearing seven-year promissory note from Flightserv secured by certain RCG investment holdings. The agreement requires the Company to provide additional cash if the working capital deficit of the acquired business exceeds $2 million. Additionally, FS Tours and FS SunTours entered into a three-year agreement with MyTravel Canada Holidays, Inc. ("MyTravel Canada"), for certain services, including the purchasing of hotel accommodations for FS Tours and FS SunTours on an exclusive basis. MyTravel Canada will be paid approximately $4.5 million over three years under this agreement.


TRADE ACCOUNTS RECEIVABLE

    Accounts receivable from the sale of products or services are recorded at net realizable value and the Company grants credit to customers on an unsecured basis. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information, and existing economic conditions. Normal trade receivables are due from 15 to 30 days after the issuance of an invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

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

    Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded common stock are considered derivatives in accordance with SFAS 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black - Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black - Scholes valuation model subsequent to the date received.

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

GOODWILL AND INTANGIBLE ASSETS

    The Company records goodwill and intangible assets arising from business combinations in accordance with Financial Accounting Standards Board Statement ("SFAS") No. 141 "Business Combinations" ("SFAS 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 141 also specifies the criteria applicable to intangible assets acquired in a purchase method business combination to be recognized and reported apart from goodwill.

    The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142").

    SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

     Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available.

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

    Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 4,398,696 and 3,757,449 shares of Common Stock were outstanding at September 30, 2003 and 2002, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in 2003 and 2002 as the impact would have been anti-dilutive.

ADVERTISING

    The Company expenses advertising costs as incurred. Advertising expense aggregated $36,000 and $74,000 for the quarters ended September 30, 2003 and 2002, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

    Reference is made to all recent accounting pronouncements in the Company's Annual Report for the year ending June 30, 2003.

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


HOME TECHNOLOGY

    The Company's home technology business, Lifestyle Innovations, Inc. ( "LFSI"), is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. It offers these products to residential homeowners through its relationships with home builders and to the commercial market. The Company operates two company owned locations in Charlotte, NC and Atlanta, GA and has franchise operations in 14 other markets in the South, Southeast and Texas.

    On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc. "FutureSmart"), a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations. On October 17, 2003 the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart, $200,000 to the Company and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at Closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the Closing Date and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date.

    The purchase price of $876,910 on March 7, 2003 consisted of the issuance of 1,000,000 shares of LFSI's $.10 par value preferred stock, a bridge loan by LFSI to FutureSmart of $224,830 and $552,080 in direct transaction costs. The acquisition of FutureSmart was accounted for as a purchase in accordance with SFAS 141, and the Company has accordingly allocated the purchase price of FutureSmart based upon the fair values of the net assets acquired and liabilities assumed.

Pursuant to the acquisition agreement, the shareholders of FutureSmart could receive "Earn out Consideration" of up to 1,200,000 LFSI common shares if FutureSmart achieves certain "Performance Milestones."

In connection with LFSI's acquisition of FutureSmart, RCG agreed until March 3, 2005, or one year from the registration of the shares of common stock for the FutureSmart shareholders if sooner, that if RCG proposes to transfer 15% or more of the shares of LFSI owned by RCG (excluding registered offerings, sales to certain investors and related party sales) then certain of the FutureSmart shareholders shall have the right to participate in such transfer of stock on the same terms and conditions for up to 25% of the total sale.


TECHNOLOGY SOLUTIONS

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

    On October 15, 2003, the technology solutions business completed the acquisition of SchoolWorld Software, a Pittsburgh, PA based educational software company for $380,000 of the Company's Common Stock.

TELECOMMUNICATIONS CALL CENTER

    The   Company   operates  a   telecommunications   call   center   providing
telemarketing, help desk and other services for Internet related and other companies. The call center provides support to aviation travel services businesses as a reservations and customer care center for airlines, tour operators and for internal programs for which the Company takes reservations from travelers. On September 1, 2003 the Company closed its Pensacola, FL call center facility and future programs will be managed by the avation travel services division.


DISCONTINUED OPERATIONS

Home Technology

On March 7, 2003 LFSI completed its acquisition of FutureSmart Systems, Inc.,, ("FutureSmart"), a manufacturer and distributor of structured wiring and home networking distribution panels. On May 28, 2003 the Board of Directors approved a plan to dispose of FutureSmart. Accordingly, its operations since March 7, 2003 have been included in discontinued operations.


NOTE 3.  INVESTMENTS

Investments consist of the following (in thousands):

                                   September 30, 2003                                  June 30, 2003
                                   ------------------                                  -------------
                                          Gross        Gross                                Gross         Gross
                                          -----        -----                                -----         -----
                                        Unrealized   Unrealized    Fair                   Unrealized    Unrealized      Fair
                             Cost         Gains        Losses      Value         Cost       Gains         Losses        Value
                             -----         ----        ------      -----         -----       ----        ------        -----
Equity securities            $ 585         $ 45        $ (321)     $ 309         $ 585       $ 45        $ (321)       $ 309
Private joint ventures          71                                    71            68                                    68
Certificates of deposit         25            -             -         25            25          -             -           25
                             -----         ----        ------      -----         -----       ----        ------        -----
                            $  681         $ 45         $ (321)    $ 405         $ 678       $ 45         $ (321)      $ 402
                            ======         ====         ======     =====         =====       ====         ======       =====


The Company's certificate of deposit at September 30, 2003 is pledged as collateral security for the Company's letter of credit for a trade credit line. During October 2003 this certificate of deposit was not renewed. The remaining balance was repaid to Michael Pruitt, who originally put up the collateral. As of September 30, 2003, $300,000 of the Company's equity securities relate to a privately held company that provides high speed internet access to the hotel industry. The president of the Company's aviation travel services business is a director and shareholder of this company.

NOTE 4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                        September 30,        June 30,
                                             2003              2003
                                             ----              ----

Land, buildings and improvements              160               160
Furniture and fixtures                        371               369
Computers and office equipment              1,427             1,404
Software                                      264               264
Showroom (home technology)                    155               147
Vehicles (home technology)                     12                12
                                          -------           -------
                                            2,389             2,356
Accumulated depreciation                   (1,394)           (1,265)
                                          -------           -------
                                          $   995           $ 1,091
                                          =======           =======


NOTE 5.  NOTES PAYABLE

Notes payable consists of the following (in thousands):

                                                                                                          September 30,  June 30,
                                                                                                              2003         2003
                                                                                                            -------       -------

Note payable - due on demand bearing interest at 8%                                                          $ 100         $ 100
Note payable - unsecured and due on demand (6)                                                                  85            85
Note payable - unsecured and due on demand                                                                      10             -
Note payable - due on demand bearing interest at 10% secured by certain real estate                             35            35
Notes payable - due in August 2003 with interest imputed at 8% and unsecured (1)                                 -           267
Note payable - due in August 2003 with interest at 10% and collateralized by certain home technology
      assets (1)                                                                                                 -           300
Note payable - due in August 2003 with interest at 10% and unsecured (1)                                         -           200
Note payable - due in August 2003 with interest at 12% and unsecured (2)                                       347           292
Note payable - due July 27, 2003 and unsecured (3)                                                             250           250
Note payable - due October 16, 2003 with interest at 12.59%                                                    295
Note payable - due December 18, 2003 with interest at 36% and collateralized by 25,000 LFSI shares (7)          70             -
Note payable - due in August 2003 with interest at 12% and collateralized by certain home technology
     accounts receivable and inventory (2,4)                                                                   650           650
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005,
      interest payable at 8.00% and collateralized by home technology accounts receivable                      181           181
Revolving credit facility - secured by a portion of the accounts receivable of the technology
      solutions business                                                                                        15           274
Capital lease obligation at 12% due in monthly installments of $590 through September 2004                       4             5
Capital lease obligation at 8.5% due in monthly installments of $1,007 through November 2005                    24            26
Note payable - unsecured and due on demand bearing interest at 6%                                              500           500
Note payable - due January 1, 2004 with interest at 12% and unsecured                                          145           225
Note payable - $150,000 due December 31, 2003 and $600,000 due December 31, 2004 with interest at
      12% and collateralized by certain aviation travel service business assets (5)                            750           750
                                                                                                            -------      --------
                                                                                                             3,461         4,140
Less current maturities, including demand notes                                                             (2,709)       (3,379)
                                                                                                            -------       -------

Long-term portion                                                                                           $ 752         $ 761
                                                                                                            =======       =======

(1) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. The three debts referred to above, plus accrued interest, were converted into RCG Common Stock on August 21, 2003 in accordance with above terms.
(2) The home technology company has reached an agreement to extend these debts.
(3) On October 1, 2003, $25,000 of principal was paid. The Company currently is negotiating with the debt holder to extend the term or agree on a payment schedule
(4) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.
(5) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions.
(6)   RCG repaid in October, 2003.
(7) At the option of the noteholder, this note can be converted into LFSI's Common Stock at a ratio of one (1) share of Common Stock for each $2.50 of outstanding principal.

NOTE 6.  INCOME TAXES

The Company did not record an income tax benefit against the pre-tax loss for the first quarter of fiscal year 2004. The deferred tax asset increased by $303,000. The deferred tax asset is fully offset by the valuation allowance at September 30, 2003 because, due to the company's recent operation performance, it is management's opinion that it is likely that a portion of the deferred tax benefits will not be realized. Realization of these tax benefits, including potential tax saving of approximately $19.8 million from the use of net operation loss and tax credit carry forwards, is generally dependent on the generation of taxable income in the future. The Company will continue to assess the valuation allowance, and to the extent it is determined that all or a portion of the allowance is no longer required, that tax benefits relating to the net deferred tax assets will be recognized in the future.

The Company did not record an income tax benefit against the pre-tax loss for the first quarter of fiscal year 2003. The deferred tax asset increased by $51,000. The deferred tax asset is fully offset by the valuation allowance at September 30, 2002. Realization of these tax benefits, including potential tax saving of approximately $13 million from the use of net operation loss and tax credit carry forwards, is generally dependent on the generation of taxable income in the future.

In fiscal 2001, the Company received a preliminary Internal Revenue Service report on the Company's 1996 and 1997 and one of its subsidiary's 1994 and 1995 tax returns, which the Company has appealed. At September 30, 2003 and June 30, 2003, the Company had recorded a federal tax liability of $305,830 related to such assessment.

NOTE 7.  COMMON STOCK AND PAID IN CAPITAL

The following table summarizes the Company's stock and paid in capital activity for the quarter ended September 30, 2003.


                                                                                             Accumulated
                                                Common Stock        Additional                  Other
                                          -----------------------    Paid-In    Accumulated  Comprehensive   Treasury
                                            Shares       Amounts     Capital      Deficit    Income (Loss)     Stock       Total
                                          -----------------------------------------------------------------------------------------

Balance at June 30, 2003                  13,948,160   $      558  $  114,329   $ (103,025)   $     (276)   $     (632)  $   10,954
                                          ==========   ==========  ==========   ==========    ==========    ==========   ==========
Comprehensive loss:
Net loss September 30, 2003                     --           --          --           (890)         --            --           (890)
  Sale of Common Stock at $.25 per
    share to an accredited investor          200,000            8          42         --            --            --             50
  Sale of Common Stock at $1.12 per
    share to seven accredited investors      837,502           34         904         --            --            --            938
  Conversion of three debt holders and
    one creditor at $1.12 per share          699,103           28         852         --            --            --            880
                                          ----------   ----------  ----------   ----------    ----------    ----------   ----------
Balance at September 30, 2003             15,684,765   $      628  $  116,127   $ (103,915)   $     (276)   $     (632)  $   11,932
                                          ==========   ==========  ==========   ==========    ==========    ==========   ==========



NOTE 8. STOCK OPTIONS AND WARRANTS

The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees" and options and warrants issued to non-employees under SFAS No. 123, "Accounting For Stock Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with SFAS No. 123.

             September 30, 2003
             ------------------
                                                             Vesting
                      Exercise                  Term         Period
Shares                  Price                 (Years)       (Months)
------                  -----                 -------       --------

   1,072,000      0.55 to .60                 7 to 10 *     12 to 48 *

       3,000                         1.15        7          33 to 43
      72,857                         1.26        7             48
     426,428     1.75 to 1.96                 7 to 10       12 to 48
     242,857                         4.90       10             12
     142,857                         5.25        5             --
      42,965     5.46 to 6.65                 6 to 10       33 to 39
      14,286                         7.00       10             46
      71,429                        10.06        3             --
      17,857                        21.00        7             --
   ---------
   2,106,536
   =========


                June 30, 2003
                -------------
                                                             Vesting
                      Exercise                  Term         Period
Shares                  Price                 (Years)       (Months)
------                  -----                 -------       --------

   1,019,500  $                      0.55     7 to 10 *     12 to 48 *
     350,000                         0.75       7 **           48 **
       3,000                         1.15        7          33 to 43
      72,857                         1.26        7             48
     432,142     1.75 to 1.96                 7 to 10       12 to 48
     242,857                         4.90       10             12
     142,857                         5.25        5             --
      42,965     5.46 to 6.65                 6 to 10       33 to 39
      14,286                         7.00       10              46
      71,429                        10.06        3             --
      17,857                        21.00        7             --
  ----------
  2,409,750
  =========


* 35,714 non-qualified options issued to an employee in December 2001 have a three-year term and are fully vested.

** Employee resigned from the company on 4/30/03 and options were cancelled as of 7/30/03.



The following table summarizes the outstanding options at September 30, 2003 and June 30, 2003:


Of the options outstanding at September 30, 2003, 1,373,159 are exercisable.

The following table summarizes the outstanding warrants at September 30, 2003 and June 30, 2003:

          September 30, 2003                          June 30, 2003
  ------------------------------------     -------------------------------------
               Exercise          Term                     Exercise         Term
  Shares          Price       (Months)     Shares            Price      (Months)
  ------          -----       --------     ------            -----      --------

    793,768    $  0.28           54           793,768  $       0.55        54
                                               37,500  1.05 to 1.75        36
     42,857       2.45           36            42,857          2.45        36
     57,143       3.50          120            57,143          3.50       120
    679,106       5.25          120           679,106          5.25       120
     14,286       5.67           48            14,286          5.67        48
      1,429       7.00           --             1,429          7.00        --
      7,143       7.70           36             7,143          7.70        36
     96,428      12.25          --             96,428         12.25        --
     82,143      21.00           *             82,143         21.00        *
    517,857      28.00          120*          517,857         28.00       120*
  ---------                                 ---------
  2,292,160                                 2,329,660
  =========                                 =========



All of the warrants issued by the Company are exercisable, except for 79,377 with an exercise price of $0.28 that vest in December 2002, 14,286 with an exercise price of $5.67 that vest over 3 years, 150,000 that vest in equal quarterly amounts in September 2002, December 2002, March 2003 and June 2003 and 16,667 that vest upon the holder meeting the requirements of a capital raise commitment.

The Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 for all options would have been the following for the three months ended September 30, 2003 and 2002 (in thousands, except share amounts):

                                                                                   For the three months ended September 30,
                                                                                   ----------------------------------------
                                                                                           2003               2002
                                                                                        ----------        ----------
Loss before minority interest                                                           $   (1,174)       $     (150)
Add: Stock-based employee compensation included in net loss as reported                        108                33
                                                                                        ----------        ----------
                                                                                            (1,066)             (117)
Deduct: Stock-based compensation expense determined under FAS 123                             (434)             (576)
                                                                                        ----------        ----------
                                                                                            (1,500)             (693)
Add: Minority interest included in stock-based employee compensation expense                   368               319
                                                                                        ----------        ----------
Pro forma net loss as if stock-based compensation had been reported under FAS 123       $   (1,132)       $     (374)
                                                                                        ==========        ==========
Pro forma basic and diluted net loss per share as if stock-based compensation had
     been reported under FAS 123                                                        $     0.08)       $    (0.03)
                                                                                        ==========        ==========


NOTE 9:  GENERAL AND ADMINISTRATIVE EXPENSE - OTHER

Following is a summary of the Company's general and administrative expenses (in thousands):

                                    Three months Ended September 30,
                                    --------------------------------
                                        2003            2002
                                        ----            ----

Compensation expense                   $1,138          $1,121
Legal and professional fees               148             194
Public and investor relations              81              23
Marketing and advertising                  36              74
Rent expense                              140             144
Insurance                                  86              58
Telecommunications                         48              69
Office and printing expense                78             112
Travel and entertainment                   90             101
Other                                      78              96
                                       ------          ------
                                       $1,923          $1,992
                                       ======          ======


NOTE 10. RELATED PARTY TRANSACTIONS

     During fiscal 2002, Mr. Pruitt, President and CEO of the Company, pledged certain of his personal assets to secure a $100,000 bank line of credit for Lifestyle Innovations, Inc., ("LFSI"). LFSI is a separately traded public company, of which the Company owns approximately 15.6 million restricted common shares as of September 30, 2003. These shares represent an equity ownership of approximately 76.5% of the company. Mr. Pruitt repaid the $100,000 due on the line of credit with personal funds on August 8, 2003 in exchange for a note from LFSI. The note bears interest at 8% per annum and is due on demand.

    In addition to this note, LFSI owed Mr. Pruitt, as of September 30, 2003, $42,567. This amount is the result of loans made to LFSI by Mr. Pruitt prior to fiscal year 2003 and accrued interest calculated on the note.

    Mr. Pruitt owns 33.3% and is a director in a company that purchased franchise licenses and business operations from LFSI in three markets located in South Carolina. Mr. Pruitt also owns 15% of another company that is a LFSI franchisee in the state of Maryland. The franchise locations in the Carolina's owed the Company and its subsidiaries $41,163 at September 30, 2003. The franchise location in Maryland owed the Company and its subsidiaries $3,997 at September 30, 2003.

   During fiscal year 2002, Mr. Pruitt loaned money to the Company. At September 30, 2003, $5,000 was due to Mr. Pruitt. The $5,000 was payable to Mr. Pruitt on demand. The interest rate on the note is 8%. This note was repaid on October 2, 2003.


    Mr. G. David Gordon, a Company Stockholder, has an ownership interest in six LFSI franchises, including two locations that were purchased from the Company during fiscal 2002 and for which the Company recorded a gain on sale of $119,000. Mr. Gordon also acts as legal counsel to the Company from time to time. Mr. Gordon has an ownership interest in the Charleston, SC, and Hilton Head, SC markets along with Mr. Pruitt, and the Dallas, TX, market along with Paul B. Johnson, President of LFSI. Mr. Gordon is an investor in a Company that owns the franchise locations in Raleigh, Wilmington, and Greensboro, NC. These six franchise locations collectively owed LFSI and its subsidiaries $125,017 at September 30, 2003.

   At September 30, 2003, total debt outstanding to Mr. Gordon and a company in which he is the president and a 65% shareholder, is $1,096,782 which is included in notes payable on the Company's Consolidated Balance Sheet. The loans, which arose during fiscal 2002 through fiscal 2004, bears interest at 12%. As of September 30, 2003, outstanding accrued interest on these obligations was $53,704. These debts mature in fiscal 2004 and 2005. The above outstanding debt includes a Note for $750,000 which is convertible into Common Stock of the Company at the lesser of $2.10 per share or a 25% discount to the fair market value of the Company's Common Stock.

       LFSI and its subsidiaries also have various outstanding debt obligations due to Mr. Gordon and his spouse. As of September 30, 2003, these obligations totaled $846,782, $500,000 of which is due to Mr. Gordon's spouse.

       Mr. Johnson is an investor in a company, which in November 2001 became a franchisee of LFSI in the Dallas, Texas market and purchased franchises for two additional Dallas, Texas markets during the quarter ended March 31, 2003. In addition, Mr. Johnson was named Chief Executive Officer and a board member of LFSI, which acquired the Company's home technology business in September 2002. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. Mr. Johnson resigned as CEO and as a board member from LFSI during March 2003 and remained President and Treasurer. Mr. Johnson is also an officer and director of various LFSI subsidiaries. The Dallas franchise locations owed the Company and its subsidiaries $80,192 at September 30, 2003. This amount is included in the $125,017 owed by Mr. Gordon's franchises mentioned in the above paragraph.

       During fiscal 2002, Glenn Barrett resigned as President of Lifestyle Technologies, Inc. and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to serve the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises of LFSI. LVA's low voltage wiring business pays royalties on products purchased from LFSI at the same rate as LFSI's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $308,594 as of September 30, 2003.

       Revenues from the franchisees discussed above for the quarters ended September 30, 2003 and 2002 are as follows:


                                                      2003             2002

Houston and three North Carolina markets          $     59,000     $   55,000

Three South Carolina markets                            24,000         20,000

Three Maryland markets                                   6,000             --

LVA and subsidiaries                                    25,000         18,000

Dallas                                                  17,000          9,000
                                                  ------------     ----------

       Total                                      $    131,000     $  102,000
                                                  ============     ==========

In September 2003, P. Roger Byer, a director of the Company, purchased 89,285 shares of restricted Common Stock for $100,000 or $1.12 per share. Mr. Byer subscribed to purchase an additional 44,642 shares of restricted Common Stock for $50,000 which was closed in early October, 2003.

       The Company owns an equity interest in a privately held company in which the executive vice president of the Company's aviation travel services business is a director and shareholder. Avenel Ventures, Inc. owned this equity interest prior to being acquired by the Company in fiscal 2002. The amount is included in investment on the Company's Consolidated Balance Sheet.

NOTE 11.  BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands):

Three months ended September 30, 2003:     Aviation
                                            Travel      Call      Technology       Home
                                           Services    Center      Solutions    Technology   Corporate      Total
                                           --------   --------    ----------    ----------   ---------    --------
Revenue                                    $ 15,535   $     43    $    3,535    $      480        $ --    $ 19,593
Income (loss) from continuing operations        161         (4)           (9)         (358)       (304)       (514)
Identifiable assets                           4,892         54         9,822         8,419       2,155      25,342
Capital expenditures                             15         --            10             8          --          33
Depreciation and amortization                    34          3            61            27           4         129

Three months ended September 30, 2002:     Aviation
                                            Travel      Call      Technology       Home
                                           Services    Center      Solutions    Technology   Corporate      Total
                                           --------   --------    ----------    ----------   ---------    --------
Revenue                                    $ 15,060   $      9    $    3,219    $      540        $ --    $ 18,828
Income (loss) from continuing operations        670        (42)          (27)         (508)       (243)       (150)
Identifiable assets                           5,008        106        10,445        10,340       1,936      27,835
Capital expenditures                              2          1            39            34          --          76
Depreciation and amortization                    14          4            59            26           4         107


NOTE 12. CONTINGENCIES

Legal Proceedings

    During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

    The Company's aviation services business is seeking to recover through litigation approximately $70,000 from Southeast Airlines, Inc. related to a fiscal year 2003 charter flight program. Flightfuel, Inc. a joint venture of the Company's aviation travel services business is seeking to recover through litigation approximately $360,000 in unpaid aviation fuel from Southeast Airlines, Inc.

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following table summarizes results of operations for the quarters ended September 30, 2003 and 2002 (in thousands):

                                                                          Three Months Ended          Three Months Ended
                                                                          September 30, 2003          September 30, 2002
                                                                       -------------------------    -----------------------
                                                                                        % of                       % of
                                                                                      Revenue                    Revenue
Revenue:
Services                                                                    $ 15,787      80.6%        $ 15,361      81.6%
Product sales                                                                  3,806      19.4%           3,467      18.4%
                                                                       -------------------------    -----------------------
         Total revenue                                                        19,593     100.0%          18,828     100.0%
                                                                       -------------------------    -----------------------
Cost of revenue:
Services                                                                      14,822      75.6%          14,186      75.3%
Product sales                                                                  3,384      17.3%           3,046      16.2%
                                                                       -------------------------    -----------------------
         Total cost of revenue                                                18,206      92.9%          17,232      91.5%
                                                                       -------------------------    -----------------------

         Gross profit                                                          1,387       7.1%           1,596       8.5%
                                                                       -------------------------    -----------------------
Selling, general and administrative expenses - compensation
    related to issuance of stock options and warrants                            111       0.6%              33       0.2%
Selling, general and administrative expenses - other                           1,923       9.8%           1,992      10.6%
Provision for bad debts                                                           --       0.0%               4       0.0%
Depreciation and amortization                                                    129       0.7%             107       0.6%
                                                                       -------------------------    -----------------------
         Operating costs and expenses                                          2,163      11.0%           2,136      11.3%
                                                                       -------------------------    -----------------------

         Operating loss                                                         (776)     -4.0%            (540)     -2.9%

Interest expense, net                                                             94       0.5%             102       0.5%
(Gain) on investments, net                                                      (119)     -0.6%            (175)     -0.9%
Other (income)                                                                  (103)     -0.5%            (263)     -1.4%
Equity in losses of joint ventures                                                 3       0.0%                       0.0%
                                                                       -------------------------    -----------------------

         Loss from continuing operations before minority interest               (651)     -3.3%            (204)     -1.1%
Minority interest                                                               (137)     -0.7%             (54)     -0.3%
                                                                       -------------------------    -----------------------
         Loss from continuing operations                                        (514)     -2.6%            (150)     -0.8%
Loss on discontinued operations, net of minority interest of  $147               376      -1.9%
                                                                       -------------------------    -----------------------

Net loss                                                                      $ (890)     -4.5%          $ (150)     -0.8%
                                                                       =========================    =======================


The Company's revenues in the three months ended September 30, 2003 were $19,593,000 compared to $18,828,000 in the same period a year ago. The increase in the current period is due to the aviation travel services expanded charter aviation business as well as the technology solutions expanded sales activity in the computer software business and internet businesses. These increases were partially offset by the decrease in revenues from the home technology business due to a focused reduction of business with certain unprofitable customers.

During the three month period ended September 30, 2003, sales to Vacation Express and Suntrips, both members of the MyTravel Group, customers of the Company's aviation travel services business, represented 71% of the Company's consolidated revenue. For the quarter ended September 30, 2002, sales to Vacation Express and Suntrips, represented 69%, of the Company's consolidated revenue.

Gross profit in the three months ended September 30, 2003 was $1,387,000 compared to $1,596,000 in the same period a year ago. The decrease in the current period is primarily due to the aviation travel services decrease in the scheduled flights from Vacation Express as well as a decrease in the home technology business due to less high-margin revenue being booked. The Company reported a 7.1% overall gross margin in the quarter ended September 30, 2003 compared to 8.5% in the same period a year ago. The decrease in margin was due to a decrease in revenues from the Vacation Express program which operated at a gross margin of approximately 9%, as well as an increase in revenues from Suntrips which operated at a zero gross margin.

In the quarter ended September 30, 2003, the Company reported $111,000 of non-cash expense related to the issuance of options and warrants compared to $33,000 in the same period a year ago. The increase is all attributable to the home technology segment's issuance of options to a former officer of the company.

Selling, general and administrative expenses-other in the three months ended September 30, 2003 was $1,923,000 compared to $1,992,000 in the comparable period a year ago. This decrease is due to lower telecommunications costs resulting from reduced number of employees, lower marketing and advertising costs and lower office related expenses. Selling, general and administrative expenses-other were reduced to 9.8% of revenue in the three months ended September 30, 2003 from 10.6% of revenue in the same period a year ago.

Provision for bad debts decreased to zero in the three months ended September 30, 2003 compared to $4,000 in the same period a year ago. Management believes that the amount reserved at June 30, 2003 for bad debts does not need further adjustment in the current quarter.

The Company's depreciation and amortization expense in the three month period ended September 30, 2003 was $129,000 compared to $107,000 in the same period a year ago. The increase is due to depreciation of the fixed asset additions.

In the three month period ended September 30, 2003, the Company incurred $94,000 of net interest expense related to its debt portfolio compared to $102,000 in the same period a year ago. This is due to debt conversions discussed in Note 5 of the consolidated financial statements.

In the quarter ended September 30, 2003, the Company recorded a gain on investments of $119,000 relating to the issuance of LFSI stock for services. In the quarter ended September 30, 2002, the Company recorded a net gain on investments of $175,000 of which $208,000 relates to Company's sale of LFSI stock obtained in the LFSI Transaction. In September 2002, the Company completed the private sale of 125,000 shares of LFSI common stock to a private investor. The Company sold these shares at $2.00 per share and received $250,000 in proceeds as a result of this sale. $150,000 of the proceeds was received in September 2002 with the balance being received in October 2002. The net gain on all investment activity during the quarter is net of losses of approximately $33,000 related to non-cash market adjustments of common stock purchase warrants.

In the quarter ended September 30, 2003, the Company recorded other income of $103,000 compared to $263,000 in the same period a year ago. The Company's technology solutions business recorded a $100,000 amount to other income in the current quarter related to a prior project. The Company's aviation travel services business received $263,000 in grant proceeds in the quarter ended September 30, 2002 from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001.

Minority interest represents the minority shareholders' share of losses of LFSI for the quarter ended September 30, 2003 as well as the technology solutions business share of profits in its 75% owned business, 123Shoes.com.


Continuing Operations of Business Segments

The following table summarizes results of continuing operations by business segment for the quarters ended September 30, 2003 and 2002 (in thousands):

                                        Three Months Ended               Three Months Ended
                                        September 30, 2003               September 30, 2002
                                 -------------------------------    -------------------------------

                                             Gross      Income                  Gross
                                 Revenue     Profit     (Loss)      Revenues    Profit      (Loss)
                                 --------   --------    --------    --------   --------    --------

Aviation Travel Services         $ 15,535   $    833    $    161    $ 15,060   $    987    $    670
Telecommunications Call Center         43         --          (4)          9          9         (42)
Home Technology                       480        119        (358)        540        183        (508)
Technology Solutions                3,535        435          (9)      3,219        417         (27)
Corporate                              --         --        (304)         --         --        (243)
                                 --------   --------    --------    --------   --------    --------

                                 $ 19,593   $  1,387    $   (514)   $ 18,828   $  1,596    $   (150)
                                 ========   ========    ========    ========   ========    ========


Aviation Travel Services

The Company's aviation travel services business revenues in the three months ended September 30, 2003 were $15,535,000 compared to $15,060,000 in the same period a year ago. The increase from the prior year represents increases in charter air revenue related to the Suntrips contract which began in July 2002. Total revenues with Vacation Express and Suntrips, members of the MyTravel Group, were $13,966,000 in the quarter ended September 30, 2003 compared to $12,996,000 in the same period a year ago. The Company signed a definitive agreement to acquire SunTrips and Vacation Express on October 17, 2003 and closed the transaction on October 31, 2003.

Gross profit for the Company's aviation travel services business in the three months ended September 30, 2003 was $833,000 compared to a gross profit of $987,000 in the same period a year ago. This business generated income of $161,000 for the quarter ended September 30, 2003 compared to income of $670,000 in the same period a year ago. The inferior results were due primarily to the Company's receipt during the quarter ending September 30, 2002 of $263,000 in grant proceeds from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001. Also, the quarter ended September 30, 2003 was adversely affected by a reduction in scheduled flights by Vacation Express.

Home Technology

The Company's home technology business represents the activities of LFSI. The Company is a majority owner of LFSI and consolidates the business while recording minority interests for the percentage of income and equity of LFSI owned by other shareholders.

This business recorded revenues of $480,000 for the quarter ended September 30, 2003 compared to $540,000 for the same period a year ago. The overall decrease in revenues is the result of substantial cost and staff reductions.

Gross profit for the Company's home technology business in the three months ended September 30, 2003 was $119,000, or 25%, compared to $183,000, or 34%, in the same period a year ago. The decrease in gross profit percentage was due to the Company's location in Charlotte terminating the majority of its direct labor and began utilizing sub-contract services for the majority of its installation work. During this period, overall costs of labo and materials were higher than normally experienced, with total direct costs exceeding revenue. Accordingly, management is still evaluating the effectiveness and cost of this approach and may make further changes in the future.

Home technology incurred a loss from continuing operations of $358,000 in the three months ended September 30, 2003, compared to a loss of $508,000 in the same period a year ago. As mentioned above as the cause of declining revenue, the cost reductions and staff reductions have reduced expenses and therefore have decreased the loss from the prior period.

Technology Solutions

The Company's technology solutions business recorded revenues of $3,535,000 for the quarter ended September 30, 2003 compared to $3,219,000 for the same period a year ago. The increase in revenues is the result of the expansion of products, services and its sales force, primarily in the computer software business.

Gross profit for the Company's technology solutions business in the three months ended September 30, 2003 was $435,000 compared to a gross profit of $417,000 in the same period a year ago. This is a negligible decrease in gross profit percentage.

This business incurred a loss of $9,000 for the quarter ended September 30, 2003 compared to a loss of $27,000 in the same period a year ago. The results improved results were due to a one-time income adjustment offset by an increase in interest expense and finance charges related to a line of credit and an increase in rent and marketing expenses.

Corporate

Corporate incurred a loss $304,000 for the quarter ended September 30, 2002 compared to a loss of $243,000 in the same period a year ago. The increase in loss from continuing operations is due to increases in insurance and public relations as well as less of a gain from investments in the current period.

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

Guarantee Obligation

The Company's aviation travel services business (the "Aviation Business") has certain guarantees outstanding with an airline provider that indicate if the Aviation Business does not utilize a minimum number of hours during each program year, then the Aviation Business would be required to pay the shortage to the provider. The Aviation Business has a similar arrangement with Vacation Express whereby Vacation Express has guaranteed a certain number of travel hours to the Aviation Business. The Aviation Business does not anticipate incurring a net loss on these guarantees and has not accrued any such loss on its balance sheet as of September 30, 2003.

Liquidity and Capital Resources

The Company's net loss for the three months ended September 30, 2003 of $990,000 were offset by an increase to shareholders' equity related to the sale of Common Stock, with net proceeds of $988,000, as well as debt and accounts payable conversions totaling $880,000. Minority interest decreased mainly due to the minority shareholders' portion of LFSI's losses of $284,000.

For the quarter ended September 30, 2003, operations used $2,160,000 of cash primarily due to the aviation travel services use of cash in the scheduling of flights. For the quarter ended September 30, 2003, net cash used by investing activities was $43,000 due primarily to the purchase of property and equipment. For the quarter ended September 30, 2003, net cash provided by financing activities was $1,054,000 due primarily to the Company receiving $988,000 through the sale of the Company's Common Stock. At September 30, 2003, the Company had a working capital deficit of $5,947,000. At September 30, 2003 the Company held cash and cash equivalents of $2,415,000 and investments of $405,000.

The Company's significant working capital deficit is partially due to $2,709,000 of current debt. Approximately 67% of total debt is attributable to the home technology business. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives and potential sales of additional shares of LFSI, a portion of which may or may not be sold from time to time depending on market conditions and the effectiveness of a LFSI registration statement, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected,
(ii) we suffer significant losses on our investments, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI stock, or (iv) we are unsuccessful in extending a substantial portion of the debt repayments, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

None

ITEM 4.  CONTROLS AND PROCEDURES:

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

     The Company's aviation services business is seeking to recover through litigation approximately $70,000 from Southeast Airlines, Inc. related to a fiscal year 2003 charter flight program. Flightfuel, Inc. a joint venture of the Company's aviation travel services business is seeking to recover through litigation approximately $360,000 in unpaid aviation fuel from Southeast Airlines, Inc.

ITEM 2. CHANGES IN SECURITIES

                                                                         Common Stock
                                                                          Issued and
                                                                         Outstanding
                                                                         ------------
Balance at June 30, 2003                                                  13,948,160
  Private placement at $.25 per share to an accredited investor              200,000
  Private placement at $1.12 per share to seven accredited investors         837,502
  Conversion of three debt holders and one creditor at $1.12 per share       699,103
                                                                          ----------
Balance at September 30, 2003                                             15,684,765
                                                                          ==========


The securities issued in connection with the above were issued without registration under the Securities Act in reliance upon Section 4(2) of the Securities Act. The Company based such reliance on representations made to the Company by the recipient of such securities as to such recipient's investment intent and sophistication, among other things.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

None.

ITEM 5. OTHER INFORMATION

    On November 14, 2003 the company changed its name from eResource Capital Group, Inc. to RCG Companies Incorporated to better reflect the nature and evolution of the Company's business strategy.

The company signed a definitive agreement to acquire SunTrips and Vacation Express on October 17, 2003 and closed the transaction on October 31, 2003. Under the terms of the asset purchase agreement, FS Tours, Inc. ("FS Tours") a wholly-owned subsidiary of Flightserv, will acquire substantially all of the assets and liabilities of Vacation Express, and FS SunTours, Inc ("FS SunTours") a wholly-owned subsidiary of Flightserv, will acquire substantially all of the assets and liabilities of SunTrips, except for certain excluded items, for a $10 million non-interest bearing seven-year promissory note from Flightserv secured by certain RCG investment holdings. The agreement requires the Company to provide additional cash if the working capital deficit of the acquired business exceeds $2 million. Additionally, FS Tours and FS SunTours entered into a three-year agreement with MyTravel Canada Holidays, Inc. ("MyTravel Canada"), for certain services, including the purchasing of hotel accommodations for FS Tours and FS SunTours on an exclusive basis. MyTravel Canada will be paid approximately $4.5 million over three years under this agreement.

    On October 17, 2003 the Company completed its sale of all of the assets of FutureSmart for an "Initial Purchase Price" of $1,500,000, which is subject to adjustment as provided in the Asset Purchase Agreement to the "Final Purchase Price." The Initial Purchase Price is allocated to the secured creditors of FutureSmart, $200,000 to the Company and $1,300,000 to the other secured creditors. Thirty percent ($450,000) of the Initial Purchase Price was paid at Closing pro rata to the secured creditors ($60,000 to the Company) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments, including determination of the final net assets as of the Closing Date and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date.

    On October 15, 2003, the technology solutions business completed the acquisition of SchoolWorld Software, a Pittsburgh, PA based educational software company for $380,000 of the Company's Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             31.1 Rule 13a-14(a)/15d-4a Certification of Principal Executive Officer
             31.2  Financial Officer
             32.1  Section 1350 Certification of Principal Executive Officer
             32.2  Section 1350 Certification of Principal Financial Officer

         (b) Financial Reports on Form 8-K

             None filed during the quarter ending September 30, 2003.

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RCG Companies Incorporated

Date: November 14, 2003        By: /s/ Michael D. Pruitt
                                   ---------------------------------------------
                                   Michael D. Pruitt
                                   President and Chief Executive Officer and
                                   and Principal executive officer and principal financial officer

Date: November 14, 2003        By: /s/ Jeffrey F. Willmott
                                   ---------------------------------------------
                                   Jeffrey F. Willmott
                                   Chairman of the Board