Form 10-Q
period 2003-12-31
RCG COMPANIES INC
filed 2004-02-23
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended December 31, 2003

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act ) Yes [ ] No [X]

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of February 5, 2004: 18,547,790

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS

 ........................................................................................................Page No

PART I. FINANCIAL INFORMATION

ITEM 1.    Condensed Consolidated Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets at December 31, 2003 and June 30, 2003..............3

                  Condensed Consolidated Statements of Operations for the three and six months ended
                  December 31, 2003 and 2002................................................................4

                  Condensed Consolidated Statements of Cash Flows for the six months ended
                  December 31, 2003 and 2002................................................................5

                  Notes to Condensed Consolidated Financial Statements......................................6

ITEM 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........15

ITEM 3.    Quantitative and Qualitative Disclosures about Market Risk......................................21

ITEM 4.    Controls and Procedures.........................................................................21

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings...............................................................................22

ITEM 2.    Changes in Securities...........................................................................22

ITEM 3.    Defaults Upon Senior Securities.................................................................22

ITEM 4.    Submission of Matters to a Vote of Security Holders.............................................23

ITEM 5.    Other Information...............................................................................23

ITEM 6.    Exhibits and Reports on Form 8-K................................................................23


Exhibit Index  ............................................................................................23

Signatures     ............................................................................................24

PART I. FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                  RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                    December 31,   June 30,
                                                                        2003         2003
                                                                    (Unaudited)
                                                                     ---------    ---------
                                ASSETS

Cash and cash equivalents ........................................   $   2,242    $     836
Restricted cash ..................................................      23,576        2,655
Accounts receivable, net of allowance of doubtful accounts of $353
       and $235, respectively ....................................       3,483        2,436
Note receivable, net of reserve of $49 ...........................          49           49
Inventory ........................................................         142          146
Investments ......................................................         392          402
Prepaid expenses .................................................       6,947        2,674
                                                                     ---------    ---------

                  Total current assets ...........................      36,831        9,198
Deferred costs  and other assets .................................         515          429
Property and equipment, net ......................................       1,461        1,091
Net non-current assets of discontinued operations ................          --          725
Goodwill and other intangible assets .............................      30,349       16,541
                                                                     ---------    ---------

                  Total assets ...................................   $  69,156    $  27,984
                                                                     =========    =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable and other obligations - current portion ............   $   3,234    $   2,065
Notes payable and amounts due to related parties .................       1,832        1,652
Accounts payable and accrued expenses ............................      22,933        7,464
Net current liabilities of discontinued operations ...............          --          725
Unearned income ..................................................      20,540        4,049
                                                                     ---------    ---------

                  Total current liabilities ......................      48,539       15,955
Notes payable and other obligations ..............................       7,887          161
Notes payable and amounts due to related parties .................          --          600
                                                                     ---------    ---------

                  Total liabilities ..............................      56,426       16,716
                                                                     ---------    ---------

Minority interest ................................................          --          314
                                                                     ---------    ---------

Shareholders' equity:
      Common stock, $.04 par value, 200,000,000 shares authorized,
        18,593,004 and 13,948,160 issued, respectively ...........         744          558
      Additional paid-in capital .................................     120,557      114,329
      Accumulated deficit ........................................    (107,663)    (103,025)
      Accumulated other comprehensive loss .......................        (276)        (276)
      Treasury stock at cost (131,214 shares) ....................        (632)        (632)
                                                                     ---------    ---------

                  Total shareholders' equity .....................      12,730       10,954
                                                                     ---------    ---------

                  Total liabilities and shareholders' equity .....   $  69,156    $  27,984
                                                                     =========    =========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                   Three months ended December 31,  Six months ended December 31,
                                                                        2003            2002            2003            2002
                                                                    ------------    ------------    ------------    ------------
Revenue:
Services ........................................................   $     35,783    $     14,064    $     51,570    $     29,425
Product sales ...................................................          3,215           2,712           7,021           6,179
                                                                    ------------    ------------    ------------    ------------
        Total revenue ...........................................         38,998          16,776          58,591          35,604
                                                                    ------------    ------------    ------------    ------------
Cost of revenue:
Services ........................................................         32,885          13,024          47,707          27,210
Product sales ...................................................          2,790           2,342           6,174           5,388
                                                                    ------------    ------------    ------------    ------------
        Total cost of revenue ...................................         35,675          15,366          53,881          32,598
                                                                    ------------    ------------    ------------    ------------

        Gross profit ............................................          3,323           1,410           4,710           3,006
                                                                    ------------    ------------    ------------    ------------
Selling, general and administrative expenses - compensation
    related to issuance (reversal) of stock options .............           (244)             --            (133)             --
Selling, general and administrative expenses - other expenses
    related to issuance of stock warrants .......................            197              31             197              64
Selling, general and administrative expenses - other ............          4,311           1,947           6,234           3,939
Provision for bad debts .........................................              8               2               8               6
Goodwill impairment .............................................          2,848              --           2,848              --
Depreciation and amortization ...................................            190             128             319             235
                                                                    ------------    ------------    ------------    ------------
        Operating costs and expenses ............................          7,310           2,108           9,473           4,244
                                                                    ------------    ------------    ------------    ------------

        Operating loss ..........................................         (3,987)           (698)         (4,763)         (1,238)

Interest expense, net ...........................................            308              94             402             196
Gain on investments, net ........................................             --            (179)           (119)           (354)
Loss on disposal of assets ......................................             --              30              --              30
Other income ....................................................             (1)             (3)           (104)           (266)
Equity in earnings of joint ventures ............................            (12)             --              (9)             --
                                                                    ------------    ------------    ------------    ------------

        Loss from continuing operations before minority interest          (4,282)           (640)         (4,933)           (844)
Minority interest ...............................................           (172)           (109)           (309)           (163)
                                                                    ------------    ------------    ------------    ------------
        Loss from continuing operations .........................         (4,110)           (531)         (4,624)           (681)
(Gain) loss from discontinued operations net of minority interest
   of $147 and $5, respectively .................................           (362)             --              14              --
                                                                    ------------    ------------    ------------    ------------

Net loss ........................................................   $     (3,748)   $       (531)   $     (4,638)   $       (681)
                                                                    ============    ============    ============    ============

Basic and diluted net loss per share:
    Loss from continuing operations .............................   $      (0.23)   $      (0.04)   $      (0.29)   $      (0.05)
    Gain from discontinued operations ...........................           0.02              --              --              --
                                                                    ------------    ------------    ------------    ------------
        Net loss ................................................   $      (0.21)   $      (0.04)   $      (0.29)   $      (0.05)
                                                                    ============    ============    ============    ============

Weighted average shares outstanding .............................     17,551,406      12,548,388      15,922,102      12,443,775
                                                                    ============    ============    ============    ============
Weighted average shares outstanding, assuming dilution ..........     17,551,406      12,548,388      15,922,102      12,443,775
                                                                    ============    ============    ============    ============


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                      Six months ended December 31,
                                                                            2003       2002
                                                                          -------    -------
Net cash used in operating activities .................................    (3,451)      (497)

Cash flows from investing activities:
        Purchase of property and equipment ............................       (45)      (237)
        Sale of investments ...........................................        25        425
        Investment in joint ventures ..................................       (15)        --
        Sale of assets ................................................        --        111
        Cash paid in connection with business acquisitions, net .......      (240)       (50)
                                                                          -------    -------
           Net cash provided by (used in) investing activities ........      (275)       249

Cash flows from financing activities:
        Notes payable proceeds ........................................       578         75
        Principal debt repayments .....................................      (669)      (250)
        Net change in line of credit ..................................       266         --
        Cash raised through LFSI transaction ..........................        --        274
        LFSI private placement sale of common stock ...................        --        412
        Sale of RCG common stock ......................................     4,957        119
                                                                          -------    -------
           Net cash provided by financing activities ..................     5,132        630

Net increase in cash and cash equivalents .............................     1,406        382
Cash and cash equivalents at beginning of period ......................       836      1,511
                                                                          -------    -------

Cash and cash equivalents at end of period ............................   $ 2,242    $ 1,893
                                                                          =======    =======

Supplemental cash flow information :
                                                                      Six months ended December 31,
                                                                            2003       2002
  Cash paid during the period for:                                        -------    -------
     Interest .........................................................   $    63    $    23
     Income taxes .....................................................        --         --

Non-cash investing and financing activities:
     Common stock issued for acquired business ........................   $   380    $    --
     Note and Service Agreement Obligation issued for acquired business     9,068         --
     Fixed assets acquired related to new businesses ..................       644         --
     Common stock and warrants issued for conversion of debt ..........       768         --
     Common stock issued for conversion of accounts payable ...........                   --
        and acrued expenses ...........................................       112         --
     Conveyance of RCG's LFSI common stock for services ...............       119         --


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
      NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited and include the accounts of RCG Companies Incorporated and its subsidiaries ("RCG" or the "Company"), substantially all of which are wholly-owned (the "Company"), except for Lifestyle Innovations, Inc. ("LFSI") which RCG owns approximately 72%. On November 14, 2003 the Company changed its name from eResource Capital Group, Inc. to RCG Companies Incorporated to better reflect the nature and evolution of the Company's business strategy. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, the unaudited condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended June 30, 2003 included in the Company's Annual Report on Form 10-KSB.

The Company experienced an operating loss from continuing operations of $4,624,000 during the first six months of fiscal 2004 and used cash from operations of $3,451,000 during the period. The Company's working capital deficit of $11,708,000 is substantially due to accounts payable and accrued expenses of $22,933,000 and unearned income of $20,540,000; these are only partially offset by $23,576,000 of restricted cash and $6,947,000 of prepaid expenses. A substantial portion of these amounts are from the Acquired Businesses (see Note 2) of the travel services business which operate at a higher volume than RCG has experienced historically. As a result of the integration of these acquired businesses, operating performance and negative working capital, the Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses in our investments or operations, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI stock or (iv) we are unsuccessful in extending a substantial portion of the debt repayments, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

Certain reclassifications have been made to data from the previous period to conform with the presentation of the current period.

SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH

         All cash received from customers in advance of flight departure must be deposited into escrow accounts in accordance with Department of Transportation regulations. Withdrawals from such escrow accounts are allowed in order to make required payments to air carriers at least 15 days in advance of departure. Hotels may be paid from escrow after air carriers have been paid. Remaining funds are released from escrow 48 hours after return date. The Company classifies these escrow accounts as restricted cash. All escrow accounts are maintained in one financial institution and balances exceed insurable limits.

UNEARNED INCOME AND REVENUE RECOGNITION

         Revenue from the sale of tour packages to either travel agents or directly to passengers is recognized on the departure date of the trip. Direct air and hotel costs, other related direct costs, and commissions associated with the tour package are also recognized on the departure date. Cash received in advance of the departure date is deposited into escrow accounts and recorded as unearned income.


IMPUTED INTEREST

         Long-term obligations that do not state an interest rate are discounted to net present value using the Company's estimated incremental borrowing rate. The discount is amortized over the life of the obligation.

STOCK BASED COMPENSATION

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS 148 were effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

     The Company's other significant accounting policies are the same as those applied at June 30, 2003 and disclosed in the Company's audited consolidated financial statements and notes thereto for the year ended June 30, 2003, included in the Company's Annual Report on Form 10-KSB.

NOTE 2.  ACQUISITIONS

         RCG concluded the acquisition of substantially all of the assets and liabilities of VE Holdings, Inc. ("Vacation Express") and SunTrips, Inc. ("SunTrips") ("the Acquired Companies"), effective October 31, 2003. These acquired companies were integrated into the Company's existing travel services business to form its largest operating segment. The Company had previously provided services to the acquired companies.

         The Acquired Companies provide specialized distribution of leisure travel products and services. Vacation Express based in Atlanta, Georgia sells air and hotel packages to Mexico and Caribbean destinations and SunTrips, based in San Jose, California, sells air and hotel packages to Mexico, Dominican Republic, Costa Rica, Hawaii and the Azores out of Oakland, California and/or Denver, Colorado.

         Under the terms of the asset purchase agreement, FS Tours, Inc. ("FS Tours") a wholly-owned subsidiary of Flightserv, which is a wholly-owned subsidiary of RCG, acquired substantially all of the assets and liabilities of Vacation Express, and FS SunTours, Inc. ("FS SunTours") a wholly-owned subsidiary of Flightserv, acquired substantially all of the assets and liabilities of SunTrips, except for certain excluded items, for a $10 million non-interest bearing seven-year promissory note discounted to $5.3 million at 12.00% per annum for imputed interest (the "Promissory Note") from Flightserv, Inc. ("Flightserv") secured by certain RCG investment holdings. Additionally, the Acquired Companies entered into a three-year agreement with MyTravel Canada Holidays, Inc. ("MyTravel Canada"), for certain services, including the purchasing of hotel accommodations on an exclusive basis. MyTravel Canada will be paid approximately $4.5 million over three years under this agreement discounted to $3.8 million at 12.00% per annum for imputed interest (the "Service Agreement Obligation").

         The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No.141 "Business Combinations". The purchase price was allocated to the net assets acquired, including the liabilities assumed as of October 31, 2003, based upon their estimated fair values as of that date with the remainder being recorded as goodwill. The consideration was allocated as follows (in thousands):

Current assets                                   $ 25,115
Property and equipment                                629
Goodwill                                           15,588
Other intangible assets                               702
                                                 --------
   Total assets acquired                           42,034
Current liabilities                                32,646
                                                 --------
   Net assets acquired                           $  9,388
                                                 ========


     On November 5, 2003, the technology solutions business completed the acquisition of SchoolWorld Software, a Pittsburgh, PA based educational software company. The consideration was allocated as follows (in thousands):

Property and equipment                           $     14
Goodwill and other intangible assets                  405
                                                 --------
   Total assets acquired                         $    419
                                                 ========


Operations of the acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. The following sets forth pro forma consolidated financial information as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share data):

                               Three months Ended December 31,  Six months Ended December 31,
                               -------------------------------  -----------------------------
                                      2003         2002               2003         2002
                                   ---------    ---------          ---------    ---------
Revenues                           $  48,431    $  43,232          $ 113,295    $ 105,610
Net loss                           $  (5,149)   $  (6,378)         $ (15,920)   $  (9,816)
Basic and diluted loss per share   $   (0.29)   $   (0.51)         $   (1.00)   $   (0.79)

The proforma information indicates that the losses for all periods presented would have been significantly higher had the businesses been acquired at the beginning of the periods presented. The additional proforma losses include the months of July through October of 2003 and the six months of July to December of 2002. Prior to the dates of acquisition, the acquired companies were significant customers of the travel business segment. The acquisition of the travel businesses was to more vertically integrate the travel business segment. It is the belief of management that the acquisition will result in the Company being able to obtain better purchasing power and to increase margins in the segment. Management believes that it will be able to operate the acquired business at a lower cost level and accordingly the losses presented on a proforma basis are not indicative of what they would have been had the Company acquired the business at an earlier date and been able to influence the operating results related thereto.

In connection with the acquisition, the Company paid a premium over the fair value of the assets acquired ("goodwill"). It is management's belief that it will be successful in implementing a strategy to improve operating performance of the travel business segment. Inasmuch as the acquisition was effective October 31, 2003, significant time has not elapsed to indicate whether such plans will be successful. As a result, the Company has not, at December 31, 2003, performed an impairment test with respect to the acquired goodwill. In future periods, the Company will be monitoring the results of the acquisition to determine if its plans are achieved. If the Company is unsuccessful in reversing the losses of the acquired businesses, it could have significant impacts on the company, including but not limited to the recoverability of the carrying amount of goodwill.

NOTE 3.  DISCONTINUED OPERATIONS

     In March 2003 LFSI completed the acquisition of FutureSmart Systems, Inc. ("FutureSmart"), a manufacturer and distributor of structured wiring and home networking distribution panels. In May 2003 the Board of Directors approved a plan to dispose of FutureSmart. On October 17, 2003 LFSI completed the sale of all of the assets of FutureSmart for $1,500,000. The $1,500,000 was allocated to the secured creditors of FutureSmart, $200,000 to LFSI and $1,300,000 to the other secured creditors. Thirty percent ($450,000) was paid at Closing pro rata to the secured creditors ($60,000 to LFSI) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date. While there are certain adjustments that may result from certain contingencies, the structure of the agreements are such that any adjustments will effect the consideration to the secured creditiors and will not impact the proceeds to the Company. Accordingly, the Company has recognized the gain in the second quarter of 2003. The gain from discontinued operations reflects a gain on the disposal of these net assets of $629,510, net of operating losses of the discontinued operations and net of the minority interest share of such net gain In the second quarter of 2003.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consists of the following (in thousands):

                                                     Travel      Technology     Home
                                                    Services     Solutions   Technology   Corporate     Total
                                                    --------     --------     --------    --------    --------
Balance at June 30, 2003                            $    939     $  7,702     $  6,900    $  1,000    $ 16,541
Goodwill impairment                                                             (2,848)                 (2,848)
Goodwill and other intangible assets acquired
  during period, net of $39 mortization               16,251          405                       --      16,656
                                                    --------     --------     --------    --------    --------
Balance at December 31, 2003                        $ 17,190     $  8,107     $  4,052    $  1,000    $ 30,349
                                                    ========     ========     ========    ========    ========


     During the quarter ended December 31, 2003, LFSI closed its Charlotte location and its CEO resigned. LFSI had revenues that were lower in the period ended December 31, 2003 than comparable periods of the preceding year by $441,000 for the quarter and $501,000 for the six month period. These factors, among others, caused management of RCG to evaluate its recorded goodwill attributable to LFSI as of December 31, 2003. As a result of this evaluation, RCG recorded an impairment of goodwill of $2,848,000 during the quarter ended December 31, 2003.

NOTE 5.  NOTES PAYABLE AND OTHER OBLIGATIONS

Notes payable and other obligations consists of the following (tabular amounts in thousands):

                                                                                                 December 31,   June 30,
                                                                                                    2003         2003
                                                                                                  --------     --------
Note payable - due in August 2003 with interest at 10% and collateralized by certain home
    technology assets (1)                                                                               --          300
Note payable - due in August 2003 with interest at 10% and unsecured (1)                                --          200
Note payable - due July 27, 2003 and unsecured (2)                                                     200          250
Revolving credit facility - secured by a portion of the accounts receivable of the
    technology solutions business                                                                      540          274
Capital lease obligation at 12% due in monthly installments of $590 through September 2004               2            5
Capital lease obligation at 8.5% due in monthly installments of $1,007 through November 2005            22           26
Note payable - unsecured and due on demand (3)                                                          --           80
Service agreement obligation - with interest imputed at 12% and unsecured (4)                        3,692           --
Note payable - with interest imputed at 12%, secured by certain RCG investment holdings (5)          5,289           --
Note payable - due on demand bearing interest at 10% secured by certain real estate                     35           35
Note payable - due October 16, 2003 with interest at 12.59% (6)                                        295           --
Note payable - due in August 2003 with interest at 12% and collateralized by certain
    home technology accounts receivable and inventory (6,7)                                            650          650
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005,
     interest payable at 8.00% and collateralized by home technology accounts receivable               181          181
Note payable - due January 1, 2004 with interest at 12% and unsecured                                  145          225
Note payable - due on demand with interest at 36% and collateralized by 25,000 LFSI shares (8)          70           --
                                                                                                  --------     --------
                                                                                                    11,121        2,226
Less current maturities, including demand notes                                                     (3,234)      (2,065)
                                                                                                  --------     --------
Long-term portion                                                                                 $  7,887     $    161
                                                                                                  ========     ========

----------
(1) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. The two debts referred to above, plus accrued interest, were converted into RCG Common Stock on August 21, 2003 in accordance with above terms.

(2) On October 1, 2003 and November 25, 2003, $25,000 each of principal was paid. The Company currently is negotiating with the debt holder to extend the term or agree on a payment schedule.

(3)  RCG repaid in October, 2003.

(4) On October 31, 2003, Flightserv agreed to pay $4.5 million to MyTravel Canada for certain services over a 3 year period beginning 11/1/03.

(5) On October 31, 2003, Flightserv purchased 2 businesses (see Note 2) for a $10 million non-interest bearing 7 year note. Payments commence quarterly beginning June 30, 2004.

(6) The home technology company currently is negotiating with the debt holder to extend the term or agree on a payment schedule.

(7) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.

(8) At the option of the noteholder, this note can be converted into LFSI's Common Stock at a ratio of one (1) share of Common Stock for each $2.50 of outstanding principal.

NOTE 6.  NOTES PAYABLE AND AMOUNTS DUE TO RELATED PARTIES

Notes payable and amounts due to related parties consists of the following (tabular amounts in thousands):

                                                                                 December 31,   June 30,
                                                                                     2003         2003
                                                                                    -------     -------

Notes payable - due in August 2003 with interest imputed at 8% and unsecured (1)    $    --     $   267
Note payable - $150,000 due December 31, 2003 and $600,000 due December 31, 2004
     with interest at 12% and collateralized by certain aviation travel service
     business assets (2)                                                                750         750
Note payable - unsecured and due on demand (3)                                           --           5
Note payable - due on demand bearing interest at 8%                                     100         100
Note payable - unsecured and due on demand                                               18          --
Note payable - due in August 2003 with interest at 12% and unsecured (4)                397         292
Other advances                                                                           67         338
Note payable - unsecured and due on demand bearing interest at 6%                       500         500
                                                                                    -------     -------
                                                                                      1,832       2,252
Less current maturities, including demand notes                                      (1,832)     (1,652)
                                                                                    -------     -------

Long-term portion                                                                   $    --     $   600
                                                                                    =======     =======

----------
(1) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. This debt, plus accrued interest, was converted into RCG Common Stock on August 21, 2003 in accordance with above terms.

(2) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount to the market. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions. Discussions have commenced with the debt holder regarding the December 31, 2003 delinquent payment.

(3)   RCG repaid in October, 2003.

(4) The home technology company currently is negotiating with the debt holder to extend the term or agree on a payment schedule.


NOTE 7.  COMMON STOCK AND PAID IN CAPITAL

The following table summarizes the Company's stock and paid in capital activity for the six months ended December 31, 2003 (in thousands, except for share amounts):

                                                                                                            Accumulated
                                                        Common Stock            Additional                     Other
                                                 --------------------------      Paid-In      Accumulated  Comprehensive
                                                    Shares        Amounts        Capital        Deficit         Loss
                                                 -----------------------------------------------------------------------
Balance at June 30, 2003                          13,948,160    $       558    $   114,329   $  (103,025)   $      (276)
                                                 ===========    ===========    ===========   ===========    ===========
Comprehensive loss:
Net loss September 30, 2003                               --             --             --          (890)            --
  Sale of Common Stock at $.25 per share to an
    accredited investor                              200,000              8             42            --             --
  Sale of Common Stock at $1.12 per share to
    seven accredited investors                       837,502             34            904            --             --
  Conversion of three debt holders and one
    creditor                                         699,103             28            852            --             --
                                                 -----------------------------------------------------------------------
Balance at September 30, 2003                     15,684,765    $       628    $   116,127   $  (103,915)   $      (276)
                                                 ===========    ===========    ===========   ===========    ===========
Comprehensive loss:
Net loss December 31, 2003                                                                        (3,748)
  Issuance of 230,000 Common Stock Warrants
    consideration of professional services                                             197
  Sale of Common Stock at $1.12 per share to
    four accredited investors                        233,927              9            253
  Sale of Common Stock and Warrants at $1.60
    per unit to ten accredited investors           2,500,000            100          3,607
  Issuance of Common Stock at $2.18 per share
    for SchoolWorld Software purchase                174,312              7            373
                                                 -----------------------------------------------------------------------
Balance at December 31, 2003                      18,593,004    $       744    $   120,557   $  (107,663)   $      (276)
                                                 ===========    ===========    ===========   ===========    ===========



                                                   Treasury
                                                    Stock          Total
                                                 --------------------------
Balance at June 30, 2003                         $      (632)   $    10,954
                                                 ===========    ===========
Comprehensive loss:
Net loss September 30, 2003                               --           (890)
  Sale of Common Stock at $.25 per share to an
    accredited investor                                   --             50
  Sale of Common Stock at $1.12 per share to
    seven accredited investors                            --            938
  Conversion of three debt holders and one
    creditor                                              --            880
                                                 --------------------------
Balance at September 30, 2003                    $      (632)   $    11,932
                                                 ===========    ===========
Comprehensive loss:
Net loss December 31, 2003                                           (3,748)
  Issuance of 230,000 Common Stock Warrants
    consideration of professional services                              197
  Sale of Common Stock at $1.12 per share to
    four accredited investors                                           262
  Sale of Common Stock and Warrants at $1.60
    per unit to ten accredited investors                              3,707
  Issuance of Common Stock at $2.18 per share
    for SchoolWorld Software purchase                                   380
                                                 --------------------------
Balance at December 31, 2003                     $      (632)   $    12,730
                                                 ===========    ===========

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

The Company issued 2,500,000 warrants at an exercise price of $2.44 in conjunction with the $1.60 Common Stock Private Placement. The warrants are exercisable after the six month anniversary of the closing date, October 31, 2003. The Company used the Black-Scholes Model to allocate $1.13 to the stock and $.47 to the warrant.

The Company also issued 30,000 warrants at an exercise price of $.50 in consideration for professional services and 200,000 warrants (100,000 with an exercise price of $1.60 and 100,000 with an exercise price of $1.85) to G. David Gordon, a related party, in consideration of legal fees. The Company used the Black-Scholes Model to record expenses related to these services in the amount of $197,000.

LFSI entered into an employment agreement with an executive in March 2003 that involved the issuance of incentive and non-incentive stock options. The executive terminated her employment in October 2003 as a result of LFSI's disposal of FutureSmart. LFSI had accrued compensation expense for the issuance of the options during the vesting period. Upon her termination of employment, the compensation expense related to all unvested options recorded in previous periods was adjusted by decreasing compensation expense in the period of forfeiture. This resulted in the recognition of income for the three and six months ended December 31, 2003 of 244,000 and $133,000, respectively.

The Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 for all options would have been the following (in thousands, except per share amounts):

                                                       For the three months         For the six months
                                                        ended December 31,          ended December 31,
                                                       -------------------         --------------------
                                                         2003        2002            2003        2002
                                                       -------     -------         -------     --------
Net loss, as reported                                  $(3,748)    $  (531)        $(4,638)    $   (681)
     Stock-based employee compensation credit
     included in reported net loss                        (176)         --             (96)          --
                                                       -------     -------         -------     --------
                                                        (3,924)       (531)         (4,734)        (681)
Deduct: Total stock-based compensation expense
        determined under FAS 123 for all awards            176        (474)           (203)        (474)
                                                       -------     -------         -------     --------
Pro forma net loss                                     $(3,748)    $(1,005)        $(4,937)    $ (1,155)
                                                       =======     =======         =======     ========

Earnings per share:
Basic and diluted loss per share, as reported          $  (.21)    $ (0.04)        $ (0.29)    $  (0.05)
                                                       =======     =======         =======     ========
Basic and diluted loss per share, pro forma            $  (.21)    $ (0.08)        $ (0.31)    $  (0.09)
                                                       =======     =======         =======     ========


The above items are presented net of minority interest.

NOTE 9. RELATED PARTY TRANSACTIONS

         During fiscal 2002, Mr. Pruitt, President and CEO of the Company, pledged certain of his personal assets to secure a $100,000 bank line of credit for LFSI. Mr. Pruitt repaid the $100,000 due on the line of credit with personal funds on August 8, 2003 in exchange for a note from LFSI. The note bears interest at 8% per annum and is due on demand.

         In addition to this note, LFSI owed Mr. Pruitt, as of December 31, 2003, $18,000. This amount is the result of loans made to LFSI by Mr. Pruitt in fiscal years 2003 and 2004. As of December 31, 2003, outstanding accrued interest on these obligations was $10,000.

         Mr. Pruitt owns 33.3% and is a director in a company that purchased franchise licenses and business operations from LFSI in three markets located in South Carolina. Mr. Pruitt also owns 15% of another company that is a LFSI franchisee in the state of Maryland. The franchise locations in the Carolinas owed the Company and its subsidiaries $43,000 at December 31, 2003. The franchise location in Maryland owed the Company and its subsidiaries $5,000 at December 31, 2003.

         During fiscal year 2002, Mr. Pruitt loaned money to the Company. The note in the amount of $5,000 was repaid on October 2, 2003.

         Mr. G. David Gordon, a Company Stockholder, has an ownership interest in six LFSI franchises. Mr. Gordon also acts as legal counsel to the Company from time to time. Mr. Gordon has an ownership interest in the Charleston, SC, and Hilton Head, SC markets along with Mr. Pruitt, and the Dallas, TX, market along with Paul B. Johnson, President of LFSI. Mr. Gordon is an investor in a Company that owns the franchise locations in Raleigh,

Wilmington, and Greensboro, NC. These six franchise locations collectively owed LFSI and its subsidiaries $130,000 at December 31, 2003.

         At December 31, 2003, total debt outstanding to Mr. Gordon, his spouse, and a company in which he is the president and a 65% shareholder, is $1,714,000 which is included in notes payable to related parties on the Company's Consolidated Balance Sheet. The loans, which arose during fiscal 2002 through fiscal 2004, bear interest at 12%. As of December 31, 2003, outstanding accrued interest on these obligations was $72,000. These debts mature in fiscal 2004 and 2005. The above outstanding debt includes a Note for $750,000 which is convertible into Common Stock of the Company at the lesser of $2.10 per share or a 25% discount to the fair market value of the Company's Common Stock. The remaining $964,000 is due from LFSI and its subsidiaries.

         Mr. Johnson is an investor in a company, which in November 2001 became a franchisee of LFSI in the Dallas, Texas market and purchased franchises for two additional Dallas, Texas markets during the quarter ended March 31, 2003. In addition, Mr. Johnson was named Chief Executive Officer and a board member of LFSI, which acquired the Company's home technology business in September 2002. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. Mr. Johnson resigned as CEO and as a board member from LFSI during March 2003 and remained President and Treasurer. Mr. Johnson is also an officer and director of various LFSI subsidiaries. The Dallas franchise locations owed the Company and its subsidiaries $82,000 at December 31, 2003. This amount is included in the $130,000 owed by Mr. Gordon's franchises mentioned in the above paragraph.

         During fiscal 2002, Glenn Barrett resigned as President of Lifestyle Technologies, Inc. and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to serve the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises of LFSI. LVA's low voltage wiring business pays royalties on products purchased from LFSI at the same rate as LFSI's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $310,000 as of December 31, 2003.

         The Company owns an equity interest in a privately held company in which the executive vice president of the Company's travel services business is a director and shareholder. Avenel Ventures, Inc. owned this equity interest prior to being acquired by the Company in fiscal 2002. The amount is included in investments on the Company's Consolidated Balance Sheet.

NOTE 10.  BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands):

Three months ended December 31, 2003:

                                             Travel     Technology      Home
                                            Services     Solutions   Technology    Corporate      Total
                                            --------     --------     --------     --------     --------
Revenue                                     $ 35,662     $  3,219     $    117     $     --     $ 38,998
Income (loss) from continuing operations        (567)        (161)      (2,720)        (662)      (4,110)
Identifiable assets                           52,201       10,360        4,825        1,770       69,156
Capital expenditures                               4            8           --           --           12
Depreciation and amortization                    103           53           30            4          190

Three months ended December 31, 2002:
                                             Travel     Technology      Home
                                            Services     Solutions   Technology    Corporate      Total
                                            --------     --------     --------     --------     --------
Revenue                                     $ 13,732     $  2,486     $    558     $     --     $ 16,776
Income (loss) from continuing operations          98          (80)        (376)        (173)        (531)
Identifiable assets                            5,021       10,439       10,350        1,582       27,392
Capital expenditures                             129           24            8           --          161
Depreciation and amortization                     25           63           38            2          128

Six months ended December 31, 2003:
                                             Travel     Technology      Home
                                            Services     Solutions   Technology    Corporate      Total
                                            --------     --------     --------     --------     --------
Revenue                                     $ 51,240     $  6,754     $    597     $     --     $ 58,591
Income (loss) from continuing operations        (410)        (170)      (3,078)        (966)      (4,624)
Identifiable assets                           52,201       10,360        4,825        1,770       69,156
Capital expenditures                              19           18            8           --           45
Depreciation and amortization                    140          114           57            8          319

Six months ended December 31, 2002:
                                             Travel     Technology      Home
                                            Services     Solutions   Technology    Corporate      Total
                                            --------     --------     --------     --------     --------
Revenue                                     $ 28,801     $  5,705     $  1,098     $     --     $ 35,604
Income (loss) from continuing operations         726         (107)        (884)        (416)        (681)
Identifiable assets                            5,021       10,439       10,350        1,582       27,392
Capital expenditures                             132           63           42           --          237
Depreciation and amortization                     43          122           64            6          235

o * Prior information for the Call Center segment is now incorporated with the Travel Services segment

NOTE 11: SUBSEQUENT EVENT

         On January 21, 2004 the Board of Directors approved the execution of a consulting agreement to provide investment relations and public relations services. The Company will issue 440,000 shares of common stock upon execution of the agreement and will pay a monthly consulting fee of $6,000. The Company will incur an expense of approximately $541,000 in the fiscal third quarter of 2004 in connection with the issuance of the common stock.

NOTE 12. CONTINGENCIES

Legal Proceedings

         During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

         The Company's aviation services business is seeking to recover through litigation approximately $70,000 from Southeast Airlines, Inc. related to a fiscal year 2003 charter flight program. Flightfuel, Inc. a joint venture of the Company's travel services business is seeking to recover through litigation approximately $360,000 in unpaid aviation fuel from Southeast Airlines, Inc. In relation to the above, Globe Ground North America is seeking $360,000 from Flightfuel, Inc.

Guarantee Obligation

         The Company's Travel Services segment has certain guarantees with an airline provider that agrees to a minimum number of hours during each program year and is required to pay any shortage to the provider. The segment does not anticipate a shortage and accordingly no amount has been accrued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Overview

The following table summarizes results of operations for the three and six months ended December 31, 2003 and 2002 (in thousands):

                                                 Three Months Ended   Three Months Ended    Six Months Ended      Six Months Ended
                                                 December 31, 2003    December 31, 2002     December 31, 2003     December 31, 2002
                                                 -----------------    -----------------     -----------------     -----------------
                                                              % of                % of                  % of                  % of
                                                            Revenue              Revenue               Revenue               Revenue
                                                            -------              -------               -------               -------
Revenue:
Services                                         $ 35,783     91.8%   $ 14,064     83.8%    $ 51,570     88.0%    $ 29,425     82.6%
Product sales                                       3,215      8.2%      2,712     16.2%       7,021     12.0%       6,179     17.4%
                                                 -----------------    -----------------     -----------------     -----------------
        Total revenue                              38,998    100.0%     16,776    100.0%      58,591    100.0%      35,604    100.0%
                                                 -----------------    -----------------     -----------------     -----------------
Cost of revenue:
Services                                           32,885     84.3%     13,024     77.6%      47,707     81.4%      27,210     76.4%
Product sales                                       2,790      7.2%      2,342     14.0%       6,174     10.5%       5,388     15.1%
                                                 -----------------    -----------------     -----------------     -----------------
        Total cost of revenue                      35,675     91.5%     15,366     91.6%      53,881     92.0%      32,598     91.6%
                                                 -----------------    -----------------     -----------------     -----------------

        Gross profit                                3,323      8.5%      1,410      8.4%       4,710      8.0%       3,006      8.4%
                                                 -----------------    -----------------     -----------------     -----------------
Selling, general and administrative expenses -
    compensation related to issuance (reversal)
    of stock options and warrants                    (244)   -0.6%          --      0.0%        (133)   -0.2%           --      0.0%
Selling, general and administrative expenses -
    other expenses related to issuance of stock
    options and warrants                              197      0.5%         31      0.2%         197      0.3%          64      0.2%
Selling, general and administrative expenses -
    other                                           4,311     11.1%      1,947     11.6%       6,234     10.6%       3,939     11.1%
Provision for bad debts                                 8      0.0%          2      0.0%           8      0.0%           6      0.0%
Goodwill impairment                                 2,848      7.3%         --      0.0%       2,848      4.9%          --      0.0%
Depreciation and amortization                         190      0.5%        128      0.8%         319      0.5%         235      0.7%
                                                 -----------------    -----------------     -----------------     -----------------
        Operating costs and expenses                7,310     18.7%      2,108     12.6%       9,473     16.2%       4,244     11.9%
                                                 -----------------    -----------------     -----------------     -----------------

        Operating loss                             (3,987)   -10.2%       (698)    -4.2%      (4,763)    -8.1%      (1,238)    -3.5%

Interest expense, net                                 308      0.8%         94      0.6%         402      0.7%         196      0.6%
Gain on investments, net                               --      0.0%       (179)    -1.1%        (119)    -0.2%        (354)    -1.0%
Loss on disposal of assets                             --      0.0%         30      0.2%          --      0.0%          30      0.1%
Other income                                           (1)     0.0%         (3)     0.0%        (104)    -0.2         (266)    -0.7%
Equity in earnings of joint ventures                  (12)     0.0%         --      0.0%          (9)     0.0%          --      0.0%
                                                 -----------------    -----------------     -----------------     -----------------

        Loss from continuing operations before
          minority interest                        (4,282)   -11.0%       (640)    -3.8%      (4,933)    -8.4%        (844)    -2.4%
Minority interest                                    (172)    -0.4%       (109)    -0.6         (309)    -0.5%        (163)    -0.5%
                                                 -----------------    -----------------     -----------------     -----------------
        Loss from continuing operations            (4,110)   -10.5%       (531)    -3.2       (4,624)    -7.9%        (681)    -1.9%

(Gain) loss on discontinued operations net of
    minority interest                                (362)   -0.9%          --      0.0%          14      0.0%          --      0.0%
                                                 -----------------    -----------------     -----------------     -----------------
Net loss                                         $ (3,748)   -9.6%    $   (531)   -3.2%     $ (4,638)   -7.9%     $   (681)   -1.9%
                                                 =================    =================     =================     =================

Six Month Periods Ended December 31, 2003 and December 31, 2002
---------------------------------------------------------------

Effective October 31, 2003, the Company's travel services subsidiary concluded the acquisition of substantially all of the assets and liabilities, except for certain excluded items, of Vacation Express and SunTrips. Also effective November 5, 2003, the Company's technology solutions subsidiary completed the acquisition of substantially all of the assets and liabilities, except for certain excluded items, of SchoolWorld. Accordingly the operating results of these subsidiaries (the "Acquired Businesses") have been included in the reported results of the Company subsequent to that date. The results of the company, excluding the results of the Acquired Businesses, are referred to herein as the existing business (the "Existing Business"). Refer to Note 2 to the financial statements for more detail on the specifics of the transactions.

The Company's consolidated revenues for the six months ended December 31, 2003 were $58,591,000 compared to $35,604,000 in the same period a year ago. The Acquired Businesses accounted for $23,118,000 of the increase of sales in the period ending December 31, 2003. The revenues of the Existing Business decreased $131,000 from the same period a year ago.

Gross profit for the six months ended December 31, 2003 was $4,710,000, compared to $3,006,000 for the same period a year ago, an increase of $1,704,000 or 56.7%. The increase is primarily attributable to the Acquired Businesses. Gross profit, as a percentage of sales declined to 8.0% for the six months ended December 31, 2003 from 8.4% for the same period a year ago. Lower gross margins in the Travel Services and Technology Solutions replaced higher gross margins in the Home Technology segment.

In the six months ended December 31, 2003, the Company reported non-cash income of $133,000 related to the forfeiture of previously issued options and expense of $197,000 related to the issuance of warrants for services. In the six months ended December 31, 2002, the Company reported non-cash expense of $64,000 related to warrants issued for the settlement of contracts with two service providers.

Selling, general and administrative expenses-other ("SG&A-other") in the six months ended December 31, 2003 was $6,234,000 compared to $3,939,000 in the comparable period a year ago. The primary reason for the increase is the addition of the SG&A-other of the Acquired Businesses. SG&A-other was 10.6% of revenue in the six months ended December 31, 2003 compared to 11.1% of revenue in the same period a year ago.

The Company's depreciation and amortization expense in the six month period ended December 31, 2003 was $319,000 compared to $235,000 in the same period a year ago. The increase is primarily due to fixed asset additions of the Acquired Businesses.

In the six month period ended December 31, 2003, the Company incurred $402,000 of net interest expense related to its debt portfolio compared to $196,000 in the same period a year ago. The increase in interest expense is primarily due to the new debt related to the travel business.

In the six months ended December 31, 2003, the Company recognized a gain on investments of $119,000 relating to the conveyance of LFSI stock for services. In the six months ended December 31, 2002, the Company recorded a net gain on investments of $354,000 of which $208,000 relates to Company's sale of LFSI stock.

In the six months ended December 31, 2003, the Company recorded other income of $104,000 compared to $266,000 of other income in the same period a year ago. The Company's technology solutions business recorded a $100,000 amount to other income related to a prior project in the six month period ended December 31, 2003. The Company's travel services business received $263,000 in grant proceeds in the six months ended December 31, 2002 from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001.

Minority interest represents the minority shareholders' share of losses of LFSI.

Three Month Periods Ended December 31, 2003 and December 31, 2002
-----------------------------------------------------------------

The Company's consolidated revenues for the quarter ended December 31, 2003 were $38,998,000 compared to $16,776,000 in the same period a year ago. The Acquired Businesses accounted for $23,118,000 of the increase in the period ending December 31, 2003. The revenues of the Existing Business decreased $896,000 from the same period a year ago, primarily from a decrease of $523,000 in the Travel Services segment and a decrease of $441,000 from the Home Technology segment.

Gross profit for the three months ended December 31, 2003 was $3,323,000, compared to $1,410,000 for the same period a year ago, an increase of $1,913,000 or 135.67%. The increase is primarily attributable to the Acquired Businesses. Gross profit, as a percentage of sales, increased slightly to 8.5 for the six months ended December 31, 2003 from 8.4% for the same period a year ago, which is relatively unchanged.

In the three months ended December 31, 2003, the Company reported non-cash income of $244,000 related to the forfeiture of previously issued options and expense of $197,000 related to the issuance of warrants for services. In the six months ended December 31, 2002, the Company reported non-cash expense of $31,000 related to warrants issued for the settlement of contracts with two service providers.

Selling, general and administrative expenses-other ("SG&A-other") in the quarter ended December 31, 2003 was $4,311,000 compared to $1,947,000 in the comparable period a year ago. The primary reason for the increase is the addition of the SG&A-other of the Acquired Businesses. SG&A-other was 11.1% of revenue in the quarter ended December 31, 2003 compared to 11.6% of revenue in the same period a year ago.

The Company's depreciation and amortization expense in the quarter ended December 31, 2003 was $190,000 compared to $128,000 in the same period a year ago. The increase is primarily due to fixed asset additions of the Acquired Businesses.

In the quarter ended December 31, 2003, the Company incurred $308,000 of net interest expense related to its debt portfolio compared to $94,000 in the same period a year ago. The increase in interest expense is primarily related to the Acquired Businesses.

In the quarter ended December 31, 2003, the Company did not recognize a gain on investments. In the quarter ended December 31, 2002, the Company recognized a net gain on investments of $179,000, $233,000 of which related to a gain on the Company's sale of LFSI restricted stock, and $54,000 related to a loss on non-cash market adjustments of common stock purchase warrants.

Minority interest represents the minority shareholders' share of losses of LFSI.

Continuing Operations of Business Segments

The following table summarizes results of continuing operations by business segment for the three and six months ended December 31, 2003 and 2002 (in thousands):

                       Three Months Ended December 31, 2003  Three Months Ended December 31, 2002
                       -----------------------------------   ------------------------------------
                                      Gross       Income                   Gross        Income
                        Revenue      Profit       (Loss)      Revenues     Profit       (Loss)
                        --------    --------     --------     --------    --------     --------
Travel Services         $ 35,662    $  2,864     $   (567)    $ 13,732    $    822     $     98
Home Technology              117          35       (2,720)         558         349         (376)
Technology Solutions       3,219         424         (161)       2,486         239          (80)
Corporate                     --          --         (662)          --          --         (173)
                        ---------------------------------     ---------------------------------

                        $ 38,998    $  3,323     $ (4,110)    $ 16,776    $  1,410     $   (531)
                        ========    ========     ========     ========    ========     ========

                       Six Months Ended December 31, 2003    Six Months Ended December 31, 2002
                       ----------------------------------    ----------------------------------
                                      Gross       Income                   Gross        Income
                        Revenue      Profit       (Loss)      Revenues     Profit       (Loss)
                        --------    --------     --------     --------    --------     --------
Travel Services         $ 51,240    $  3,697     $   (410)    $ 28,801    $  1,819     $    726
Home Technology              597         154       (3,078)       1,098         765         (884)
Technology Solutions       6,754         859         (170)       5,705         422         (107)
Corporate                     --          --         (966)          --          --         (416)
                        ---------------------------------     ---------------------------------

                        $ 58,591    $  4,710     $ (4,624)    $ 35,604    $  3,006     $   (681)
                        ========    ========     ========     ========    ========     ========


* Prior information for the Call Center segment is now incorporated with the Travel Services segment

Travel Services

The Company's travel services business generated revenues in the second quarter and first half of fiscal year 2004 of $35,662,000 and $51,240,000 compared to $13,732,000 and $28,801,000 in the same periods a year ago. The Acquired Businesses accounted for $22,439,000 of the increase for both the second quarter and the first half of fiscal year 2004, while the Existing Business revenues declined slightly. The decrease was due to a reduction in three tour programs in the second quarter of fiscal 2004, which was offset by an increase in the first quarter of fiscal year 2004 due to revenues related to Suntrips.

Gross profit for the Company's travel services business in the second quarter and first half of fiscal year 2004 were $2,864,000 and $3,697,000 compared to a gross profit of $822,000 and $1,819,000 in the same periods a year ago. The gross profit percentage increased from 5.9% to 8% for the second quarter and from 6.3% to 7.2% for the 6 months ended December 31, 2003 when compared to the same periods a year ago.

This business generated losses in the second quarter and first half of fiscal year 2004 of $567,000 and $410,000 compared with income of $98,000 and $726,000 in the same periods a year ago.

Home Technology

Our home technology business, LFSI, a separate publicly traded company of which the Company owns approximately 72% of the outstanding common stock, generated revenues in the second quarter and first half of fiscal year 2004 of $117,000 and $597,000 compared to $558,000 and $1,098,000 in the same periods a year ago. During the quarter ended December 31, 2003, LFSI closed its Charlotte location, had a significant decline in its

Atlanta location, and did not have any sales of franchises. All these factors caused the significant decline in both periods of fiscal year 2004 compared to fiscal year 2003.

Gross profit for the Company's home technology segment in the second quarter and first half of fiscal year 2004 were $35,000 and $154,000 compared to a gross profit of $349,000 and $765,000 in the same periods a year ago. The gross profit percentage decreased significantly to 25.8% from 69.7% for the first six months of fiscal 2004 compared to the same period a year ago. The same factors in the preceding paragraph that caused the decrease in revenue contributed to the decrease in gross profit and gross profit percentage.

This business generated losses in the second quarter and first half of fiscal year 2004 of $2,720,000 and $3,078,000 compared with losses of $376,000 and $884,000 in the same periods a year ago.

The factors mentioned above, among others, caused management of RCG to evaluate its recorded goodwill attributable to LFSI as of December 31, 2003. As a result of this evaluation, RCG recorded an impairment of goodwill of $2,848,000 during the quarter ended December 31, 2003. The officers and management of LFSI are in the process of developing a new business plan and securing additional funding.

Technology Solutions

The Company's technology solutions business generated revenues in the second quarter and first half of fiscal year 2004 of $3,219,000 and $6,754,000 compared to $2,486,000 and $5,705,000 in the same periods a year ago. The Acquired Business accounted for $679,000 of the increase for both the second quarter and the first half of fiscal year 2004. The Existing Business generated an increase in revenues for the six months ended December 31, 2003 of approximately $370,000 due to an increase in school budgets compared to the prior year.

Gross profit for the Company's technology solutions business in the second quarter and first half of fiscal year 2004 were $424,000 and $859,000 compared to a gross profit of $239,000 and $422,000 in the same periods a year ago. The gross profit percentage increased significantly from 7.4% to 12.7% for the first six months of fiscal 2004 compared to the same period a year ago. This increase was due to a higher gross margin on the Acquired Business and a recovery to normal margins aided by a decrease in costs because of dealing directly with manufacturers on targeted sales opportunities.

This business generated losses in the second quarter and first half of fiscal year 2004 of $161,000 and $170,000 compared with losses of $80,000 and $107,000 in the same periods a year ago. The increase in losses is primarily from costs incurred integrating the new acquisition as well as interest expense related to a line of credit that was not in place during the six month period ending December 31, 2002.

Corporate

Corporate incurred losses in the second quarter and first half of fiscal year 2004 of $662,000 and $966,000 compared with losses of $173,000 and $416,000 in the same periods a year ago. The increase in loss is due to increases in insurance, public relations, legal fees, and salaries and benefits as well as less of a gain from investments in the current fiscal year.

Seasonality

The Company experiences significant seasonality in its travel services and technology solutions businesses. The seasonality in the travel services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount being recognized in the fourth quarter, due to the fact that the Company's year end coincides with the year end of most schools and universities. These customers are tied to strict budgets and normally purchase more product at the start and the end of their fiscal year. Guarantee Obligation The Company's Travel Services segment has certain guarantees with an airline provider that agrees to a minimum number of hours during each program year and is required to pay any shortage to the provider. The segment does not anticipate a shortage and accordingly no amount has been accrued.

Liquidity and Capital Resources

The Company's net loss for the six months ended December 31, 2003 of $4,638,000, was offset by an increase to shareholders' equity related to the sale of Common Stock and Warrants, with net proceeds of $4,957,000, the issuance of Warrants for legal fees and other services valued at $197,000, the issuance of Company Stock of $380,000 for a business acquisition, and debt and accounts payable conversions totaling $880,000, resulting in a net increase in shareholders' equity of $1,776,000 for the six months ended December 31, 2003.

Minority interest decreased mainly due to the minority shareholders' portion of LFSI's losses of $314,000.

For the six months ended December 31, 2003, operations used $3,451,000 of cash primarily due to the travel services use of cash in the scheduling of flights. For the six months ended December 31, 2003, net cash used by investing activities was $275,000 due primarily to business acquisitions. For the six months ended December 31, 2003, net cash provided by financing activities was $5,132,000 due primarily to the Company receiving $4,957,000 through the sale of the Company's Common Stock. At December 31, 2003, the Company had a working capital deficit of $11,274,000. At December 31, 2003 the Company held cash and cash equivalents of $2,242,000 and investments of $392,000.

The Company experienced an operating loss from continuing operations of $4,624,000 during the first six months of fiscal 2004. The Company's working capital deficit of $11,274,000 is substantially due to accounts payable and accrued expenses of $22,499,000 and unearned income of $20,540,000; these are only partially offset by $23,576,000 of restricted cash and $6,947,000 of prepaid expenses. A substantial portion of these amounts are from the Acquired Businesses of the travel services segment which operate at higher dollar volume than RCG has experienced historically. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments or operations, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI stock, or (iv) we are unsuccessful in extending a substantial portion of the debt repayments, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

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

In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company's disclosure controls and procedures. It is the opinion of the Company's principal executive officer and principal accounting officer, based upon an evaluation as of the end of the period, that the Company's disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

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

         The Company's aviation services business is seeking to recover through litigation approximately $70,000 from Southeast Airlines, Inc. related to a fiscal year 2003 charter flight program. Flightfuel, Inc. a joint venture of the Company's travel services business is seeking to recover through litigation approximately $360,000 in unpaid aviation fuel from Southeast Airlines, Inc. In conjunction with the preceding, Globe Ground North America is seeking to recover through litigation approximately $360,000 from Flightfuel, Inc.

ITEM 2. CHANGES IN SECURITIES

                                                                           Common Stock
                                                                      Issued and Outstanding
                                                                      ----------------------
Balance at September 30, 2003                                              15,684,765
  Private placement at $1.60 per share to ten accredited investors          2,500,000
  Private placement at $1.12 per share to four accredited investors           233,927
  Private placement at $2.18 per share for SchoolWorld purchase               174,312
                                                                           ----------
Balance at December 31, 2003                                               18,593,004
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

          (a)  The Annual Meeting of Stockholders was held on November 14, 2003.

          (b)  All Director nominees were elected.

          (c) The proposals submitted to the vote of stockholders and the results of the votes were as follows:

                                                                                      Broker
Election of Directors              For        Against    Withheld     Abstained     Non-Votes
---------------------------------------------------------------------------------------------

Jeffery F. Willmott            10,376,375       --         2,784          --           --
Michael D. Pruitt              10,376,304       --         2,854          --           --
Dr. James Verbrugge            10,376,304       --         2,855          --           --
P. Roger Byer                  10,376,374       --         2,785          --           --

To change the Company's
name from "eResource
Capital Group, Inc." to
"RCG Companies
Incorporated"                  10,377,603       536        1,020          --           --

Ratification of the
appointment of Crisp
Hugh Evans, LLP as the
Company's independent
accountants                    10,377,739       465           --          955          --


ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               31.1  Certification of Principal Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Principal Financial Officer pursuant to

               31.2  Section 302 of the Sarbanes-Oxley Act of 2002

               32.1  Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

               32.2  Certification of Principal Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Financial Reports on Form 8-K and 8-K/A


(i) The Company filed the following reports on Form 8-K and 8-K/A with the Securities and Exchange Commission ("SEC") during the quarter ended December 31, 2003:

     (a) on October 16, 2003 filed a report containing a press release relating to financial results for fiscal year ended June, 30 2003;

     (b) on October 20, 2003 filed a report containing information on the Asset Purchase of "Vacation Express" and "Suntrips"; and

     (c) on November 17, 2003 filed a report containing information on the "Stock Purchase Agreement" and Common Stock Purchase Agreement" for the funding of the Asset Purchase referred to in (b) above.




                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RCG Companies Incorporated

Date: February 20, 2004         By: /s/ Michael D. Pruitt
                                    ------------------------------------------
                                    Michael D. Pruitt
                                    President and Chief Executive Officer

                                    (Principal executive officer and principal financial officer)