Form 10-Q/A
period 2003-12-31
RCG COMPANIES INC
filed 2004-05-24
CIK 722839

U. S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON,
                                   D.C. 20549


                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarter Ended December 31, 2003

                                         OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of February 5, 2004: 18,547,790

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES


                                TABLE OF CONTENTS



..........................................................................Page No


PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at December 31, 2003
               and June 30, 2003...............................................3

         Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2003 and 2002.....................4

         Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002................................5


         Notes to Condensed Consolidated Financial Statements..................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................16



ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk...........21

ITEM 4.  Controls and Procedures..............................................21


PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings....................................................22

ITEM 2.  Changes in Securities................................................22

ITEM 3.  Defaults Upon Senior Securities......................................22

ITEM 4.  Submission of Matters to a Vote of Security Holders..................22

ITEM 5.  Other Information....................................................23

ITEM 6.  Exhibits and Reports on Form 8-K.....................................23


Exhibit Index.................................................................23

Signatures....................................................................24



                                EXPLANATORY NOTE

RCG Companies Incorporated files this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q filed on February 23, 2004 for the Quarter Ended December 31, 2003. This amendment reflects restatement of the Company's financial statements as discussed in Note 13 to the condensed consolidated financial statements.

All of the information in this Form 10-Q/A is as of February 23, 2004, the filing date of the original Form 10-Q, and has not been updated for events subsequent to that date other than for the matter discussed above.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED):

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     December 31,      June 30,
                                                                         2003           2003
                                                                     (Unaudited)
                                                                     ------------    ------------

                                     ASSETS

Cash and cash equivalents ........................................   $      2,240    $        836
Restricted cash ..................................................         23,576           2,655
Accounts receivable, net of allowance of doubtful accounts of $382
       and $235, respectively ....................................          3,341           2,436
Note receivable, net of reserve of $49 ...........................             --              49
Inventory ........................................................             87             146
Investments ......................................................            392             402
Prepaid expenses .................................................          6,895           2,674
                                                                     ------------    ------------

                  Total current assets ...........................         36,531           9,198
Deferred costs  and other assets .................................            515             429
Property and equipment, net ......................................          1,377           1,091
Net non-current assets of discontinued operations ................             --             725
Goodwill and other intangible assets .............................         26,505          16,541
                                                                     ------------    ------------

                  Total assets ...................................   $     64,928    $     27,984
                                                                     ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable and other obligations - current portion ............   $      3,234    $      2,065
Notes payable and amounts due to related parties .................          1,829           1,652
Accounts payable and accrued expenses ............................         21,940           7,464
Net current liabilities of discontinued operations ...............          1,069             725
Unearned income ..................................................         20,528           4,049
                                                                     ------------    ------------

                  Total current liabilities ......................         48,600          15,955
Notes payable and other obligations ..............................          7,887             161
Notes payable and amounts due to related parties .................             --             600
                                                                     ------------    ------------

                  Total liabilities ..............................         56,487          16,716
                                                                     ------------    ------------

Minority interest ................................................             --             314
                                                                     ------------    ------------

Shareholders' equity:
      Common stock, $.04 par value, 200,000,000 shares authorized,
        18,593,004 and 13,948,160 issued, respectively ...........            744             558
      Additional paid-in capital .................................        120,557         114,329
      Accumulated deficit ........................................       (111,952)       (103,025)
      Accumulated other comprehensive loss .......................           (276)           (276)
      Treasury stock at cost (131,214 shares) ....................           (632)           (632)
                                                                     ------------    ------------

                  Total shareholders' equity .....................          8,441          10,954
                                                                     ------------    ------------

                  Total liabilities and shareholders' equity .....   $     64,928    $     27,984
                                                                     ============    ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                 Three months ended December 31,  Six months ended December 31,
                                                                       2003           2002            2003            2002
                                                                  -------------   -------------   -------------   -------------
Revenue:
Services .......................................................  $      35,803   $      14,064   $      51,590   $      29,425
Product sales ..................................................          3,119           2,712           6,925           6,179
                                                                  -------------   -------------   -------------   -------------
        Total revenue ..........................................         38,922          16,776          58,515          35,604
                                                                  -------------   -------------   -------------   -------------
Cost of revenue:
Services .......................................................         32,882          13,024          47,704          27,210
Product sales ..................................................          2,582           2,342           5,966           5,388
                                                                  -------------   -------------   -------------   -------------
        Total cost of revenue ..................................         35,464          15,366          53,670          32,598
                                                                  -------------   -------------   -------------   -------------

        Gross profit ...........................................          3,458           1,410           4,845           3,006
                                                                  -------------   -------------   -------------   -------------
Selling, general and administrative expenses - compensation
    related to issuance (reversal) of stock options ............           (244)              7            (133)             14
Selling, general and administrative expenses - other expenses
    related to issuance of stock warrants ......................            197              24             197              50
Selling, general and administrative expenses - other ...........          4,232           1,947           6,155           3,939
Provision for bad debts ........................................              8               2               8               6
Goodwill impairment ............................................          1,000              --           1,000              --
Depreciation and amortization ..................................            169             128             298             235
                                                                  -------------   -------------   -------------   -------------
        Operating costs and expenses ...........................          5,362           2,108           7,525           4,244
                                                                  -------------   -------------   -------------   -------------

        Operating loss .........................................         (1,904)           (698)         (2,680)         (1,238)

Interest expense, net ..........................................            314              94             408             196
Gain on investments, net .......................................             --            (179)           (119)           (354)
Loss on disposal of assets .....................................             --              30              --              30
Other income ...................................................             (6)             (3)           (109)           (266)
Equity in earnings of joint ventures ...........................            (12)             --              (9)             --
                                                                  -------------   -------------   -------------   -------------

        Loss from continuing operations before minority interest         (2,200)           (640)         (2,851)           (844)
Minority interest ..............................................                            109                             163
                                                                  -------------   -------------   -------------   -------------
        Loss from continuing operations ........................         (2,200)           (531)         (2,851)           (681)
Loss from discontinued operations net of minority interest
   of $177 and $314, respectively ..............................         (5,837)             --          (6,076)             --
                                                                  -------------   -------------   -------------   -------------

Net loss .......................................................  $      (8,037)  $        (531)  $      (8,927)  $        (681)
                                                                  =============   =============   =============   =============

Basic and diluted net loss per share:
    Loss from continuing operations ............................  $       (0.13)  $       (0.04)  $       (0.18)  $       (0.05)
    Loss from discontinued operations ..........................          (0.33)             --           (0.38)             --
                                                                  -------------   -------------   -------------   -------------
        Net loss ...............................................  $       (0.46)  $       (0.04)  $       (0.56)  $       (0.05)
                                                                  =============   =============   =============   =============

Weighted average shares outstanding ............................     17,551,406      12,548,388      15,922,102      12,443,775
Weighted average shares outstanding, assuming dilution .........     17,551,406      12,548,388      15,922,102      12,443,775


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                        Six months ended December 31,
                                                                             2003            2002
                                                                         ------------   ------------
Cash flows from operating activities:
Net cash used in operating activities .................................  $     (3,453)   $      (497)

Cash flows from investing activities:
        Purchase of property and equipment.............................           (45)          (237)
        Sale of investments ...........................................            25            425
        Investment in joint ventures ..................................           (15)            --
        Sale of assets ................................................            --            111
        Cash paid in connection with business acquisitions, net .......          (240)           (50)
                                                                         ------------   ------------
           Net cash provided by (used in) investing activities ........          (275)           249

Cash flows from financing activities:
        Notes payable proceeds ........................................           578             75
        Principal debt repayments .....................................          (669)          (250)
        Net change in line of credit ..................................           266             --
        Cash raised through LFSI transaction ..........................            --            274
        LFSI private placement sale of common stock ...................            --            412
        Sale of RCG common stock ......................................         4,957            119
                                                                         ------------   ------------
           Net cash provided by financing activities ..................         5,132            630

Net increase in cash and cash equivalents .............................         1,404            382
Cash and cash equivalents at beginning of period ......................           836          1,511
                                                                         ------------   ------------

Cash and cash equivalents at end of period ............................  $      2,240   $      1,893
                                                                         ============   ============


Supplemental cash flow information :

                                                                        Six months ended December 31,
                                                                             2003          2002
                                                                         ------------   ------------
  Cash paid during the period for:

     Interest .........................................................  $         63   $         23
     Income taxes .....................................................            --             --

Non-cash investing and financing activities:
     Common stock issued for acquired business ........................  $        380   $         --
     Note and Service Agreement Obligation issued for acquired business         9,068             --
     Fixed assets acquired related to new businesses ..................           644             --
     Common stock and warrants issued for conversion of debt ..........           768             --
     Common stock issued for conversion of accounts payable ...........            --
        and acrued expenses ...........................................           112             --
     Conveyance of RCG's LFSI common stock for services ...............           119             --


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

The Company experienced an operating loss from continuing operations of $2,851,000 during the first six months of fiscal 2004 and used cash from operations of $3,453,000 during the period. The Company's working capital deficit of $12,069,000 is substantially due to accounts payable and accrued expenses of $21,940,000 and unearned income of $20,528,000; these are only partially offset by $23,576,000 of restricted cash and $6,895,000 of prepaid expenses. A substantial portion of these amounts are from the Acquired Businesses (see Note 2) of the travel services business which operate at a higher volume than RCG has experienced historically. As a result of the integration of these acquired businesses, operating performance and negative working capital, the Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses in our investments or operations, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI stock or (iv) we are unsuccessful in extending a substantial portion of the debt repayments, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

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

Current assets                                   $ 25,115
Property and equipment                                629
Goodwill                                           15,588
Other intangible assets                               702
                                              ------------
   Total assets acquired                           42,034
Current liabilities                                32,646
                                              ------------
   Net assets acquired                           $  9,388
                                              ============



      On November 5, 2003, the technology solutions business completed the acquisition of SchoolWorld Software, a Pittsburgh, PA based educational software company. The consideration was allocated as follows (in thousands):

Property and equipment                           $     14
Goodwill and other intangible assets                  405
                                              ------------
   Total assets acquired                         $    419
                                              ============



Operations of the acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. The following sets forth pro forma consolidated financial information as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share data):

                                    Three months Ended December 31,     Six months Ended December 31,
                                        2003                2002           2003               2002
                                        ----                ----           ----               ----

Revenues                             $  48,355           $  43,232      $ 113,219          $ 105,610

Net loss                             $  (9,438)          $  (6,378)     $ (20,209)         $  (9,816)

Basic and diluted loss per share     $   (0.54)          $   (0.51)     $   (1.27)         $   (0.79)


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



NOTE 3. DISCONTINUED OPERATIONS


      In March 2003 LFSI completed the acquisition of FutureSmart Systems, Inc. ("FutureSmart"), a manufacturer and distributor of structured wiring and home networking distribution panels. In May 2003 the Board of Directors approved a plan to dispose of FutureSmart. On October 17, 2003 LFSI completed the sale of all of the assets of FutureSmart for $1,500,000. The $1,500,000 was allocated to the secured creditors of FutureSmart, $200,000 to LFSI and $1,300,000 to the other secured creditors. Thirty percent ($450,000) was paid at Closing pro rata to the secured creditors ($60,000 to LFSI) and the remainder of $1,050,000 was placed in escrow. The escrowed amount is subject to various adjustments and settlement of certain other obligations. The remaining balance will be disbursed by the Escrow Agent no later than one year and one day after the Closing Date. While there are certain adjustments that may result from certain contingencies, the structure of the agreements are such that any adjustments will effect the consideration to the secured creditors and will not impact the proceeds to the Company. Accordingly, the Company has recognized the gain in the second quarter of 2003.

      In December 2003, the Board of Directors of LFSI's Charlotte division voted to discontinue the operations of the company. Accordingly, the operations of Charlotte are included in discontinued operations for all periods presented.


NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consists of the following (in thousands):

                                                   Travel       Technology         Home
                                                  Services       Solutions       Technology       Corporate        Total
                                                ------------    ------------    ------------    ------------   ------------
Balance at June 30, 2003                        $        939    $      7,702    $      6,900    $      1,000   $     16,541
Goodwill impairment                                                                   (5,692)   $     (1,000)        (6,692)
Goodwill and other intangible assets acquired         16,251             405                              --         16,656
during period, net of $39 amortization
                                                ------------------------------------------------------------   ------------
Balance at December 31, 2003                    $     17,190    $      8,107    $      1,208    $         --   $     26,505
                                                ============================================================   ============



      During the quarter ended December 31, 2003, LFSI discontinued its Charlotte, NC location and wrote off the associated goodwill in the amount of $5,692,000. In addition, the Company reviewed information regarding its investment advisory services and determined an additional impairment of $1,000,000 of goodwill was necessary.

NOTE 5.  NOTES PAYABLE AND OTHER OBLIGATIONS


Notes payable and other obligations consists of the following (tabular amounts in thousands):


                                                                                   December 31,       June 30,
                                                                                       2003             2003
                                                                                   ------------    ------------

Note payable - due in August 2003 with interest at 10% and
    collateralized by certain home technology assets (1)                           $         --    $        300
Note payable - due in August 2003 with interest at 10% and unsecured (1)                     --             200
Note payable - due July 27, 2003 and unsecured (2)                                          200             250
Revolving credit facility - secured by a portion of the accounts receivable                 540             274
    of the technology solutions business
Capital lease obligation at 12% due in monthly installments of $590                           2               5
    through September 2004
Capital lease obligation at 8.5% due in monthly installments of $1,007                       22              26
    through November 2005
Note payable - unsecured and due on demand (3)                                               --              80
Service agreement obligation - with interest imputed at 12% and unsecured (4)             3,692              --
Note payable - with interest imputed at 12%, secured by certain
RCG investment holdings (5)                                                               5,289              --
Note payable - due August 31, 2004 bearing interest at 12% secured
    by certain real estate                                                                   35              35
Note payable - due October 16, 2003 with interest at 12.2% - past due                       295              --
Note payable - due in August 2003 with interest at 12% and collateralized
    by certain home technology accounts receivable and inventory - past due (6)             650             650
Note payable - due in monthly installments of $3,000 and a balloon payment in July 2005, interest payable at 8.00% and collateralized by home
     technology accounts receivable                                                         181             181
Note payable - due October 1, 2003 with interest at 12% and unsecured - past due            145             225
Note payable - due December 18, 2003 with interest at 36% and collateralized
     by 25,000 LFSI shares - past due (7)                                                    70              --
                                                                                   ------------    ------------
                                                                                         11,121           2,226
Less current maturities, including demand notes                                          (3,234)         (2,065)
                                                                                   ------------    ------------

Long-term portion                                                                  $      7,887    $        161
                                                                                   ============    ============

(1) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. The two debts referred to above, plus accrued interest, were converted into RCG Common Stock on August 21, 2003 in accordance with above terms.
(2) On October 1, 2003 and November 25, 2003, $25,000 each of principal was paid. The Company currently is negotiating with the debt holder to extend the term or agree on a payment schedule.
(3)   RCG repaid in October, 2003.
(4) On October 31, 2003, Flightserv agreed to pay $4.5 million to MyTravel Canada for certain services over a 3 year period beginning 11/1/03.
(5) On October 31, 2003, Flightserv purchased 2 businesses (see Note 2) for a $10 million non-interest bearing 7 year note. Payments commence quarterly beginning June 30, 2004.
(6) At the option of the noteholder, this note can be converted into RCG's Common Stock at a ratio of one (1) share of Common Stock for each $4.55 of outstanding principal and interest.
(7) At the option of the noteholder, this note can be converted into LFSI's Common Stock at a ratio of one (1) share of Common Stock for each $2.50 of outstanding principal.

NOTE 6. NOTES PAYABLE AND AMOUNTS DUE TO RELATED PARTIES

Notes payable and amounts due to related parties consists of the following (tabular amounts in thousands):

                                                                      December 31,      June 30,
                                                                          2003            2003
                                                                     ------------    ------------
Notes payable - due in August 2003 with interest imputed at 8%
     and unsecured (1)                                               $         --    $        267
Note payable - $150,000 due December 31, 2003 and $600,000 due
     December 31, 2004 with interest at 12% and collateralized
     by certain aviation travel service business assets (2)                   750             750
Note payable - unsecured and due on demand (3)                                 --               5
Note payable - unsecured and due on demand bearing interest at 8%             100             100
Note payable - unsecured and due on demand bearing interest at 12%             18              --
Note payable - unsecured and due on demand bearing interest at 12%            361             292
Other advances                                                                100             338
Note payable - unsecured and due on demand bearing interest at 6%             500             500
                                                                     ------------    ------------
                                                                            1,829           2,252
Less current maturities, including demand notes                            (1,829)         (1,652)
                                                                     ------------    ------------

Long-term portion                                                    $         --    $        600

(1) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of (i) $1.12 per share or (ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. This debt , plus accrued interest, was converted into RCG Common Stock on August 21, 2003 in accordance with above terms.
(2) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount to the market. The Company can force the debt holder to convert to stock at $7.00 per share under certain conditions. Discussions have commenced with the debt holder regarding the December 31, 2003 delinquent payment.
(3)   RCG repaid in October, 2003.

NOTE 7. COMMON STOCK AND PAID IN CAPITAL

The following table summarizes the Company's stock and paid in capital activity for the six months ended December 31, 2003 (in thousands, except for share amounts):

                                                                         Additional                  Other
                                                       Common Stock        Paid-In   Accumulated  Comprehensive  Treasury
                                                    Shares     Amounts     Capital     Deficit        Loss        Stock     Total
                                                  ---------------------------------------------------------------------------------

Balance at June 30, 2003                          13,948,160  $    558   $  114,329  $ (103,025)  $       (276)  $   (632)  $10,954
                                                  ==========  ========   ==========  ==========   ============   ========   =======
Comprehensive loss:
Net loss September 30, 2003                               --        --           --        (890)            --         --      (890)

  Sale of Common Stock at $.25 per share to          200,000         8           42          --             --         --        50
an accredited investor

  Sale of Common Stock at $1.12 per share to         837,502        34          904          --             --         --       938
seven accredited investors

  Conversion of three debt holders and one           699,103        28          852          --             --         --       880
creditor
                                                  ---------------------------------------------------------------------------------
Balance at September 30, 2003                     15,684,765  $    628   $  116,127  $ (103,915)  $       (276)  $   (632)  $11,932
                                                  ==========  ========   ==========  ==========   ============   ========   =======
Comprehensive loss:

Net loss December 31, 2003                                                               (8,037)                             (8,037)


  Issuance of 230,000 Common Stock
Warrants consideration of professional services                                 197                                             197

  Sale of Common Stock at $1.12 per share to         233,927         9          253                                             262
four accredited investors

  Sale of Common Stock and Warrants at             2,500,000       100        3,607                                           3,707
$1.60 per unit to ten accredited investors

  Issuance of Common Stock at $2.18 per              174,312         7          373                                             380
share for  SchoolWorld Software purchase
                                                  ---------------------------------------------------------------------------------
Balance at December 31, 2003                      18,593,004  $    744   $  120,557  $ (111,952)  $       (276)  $   (632)  $ 8,441
                                                  ==========  ========   ==========  ==========   ============   ========   =======

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

LFSI entered into an employment agreement with an executive in March 2003 that involved the issuance of incentive and non-incentive stock options. The executive terminated her employment in October 2003 as a result of LFSI's disposal of FutureSmart. LFSI had accrued compensation expense for the issuance of the options during the vesting period. Upon her termination of employment, the compensation expense related to all unvested options recorded in previous periods was adjusted by decreasing compensation expense in the period of forfeiture. This resulted in the recognition of income for the three and six months ended December 31, 2003 of $244,000 and $133,000, respectively.

The Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 for all options would have been the following (in thousands, except per share amounts):

                                                       For the three months   For the six months
                                                        ended December 31,     ended December 31,
                                                          2003       2002       2003       2002
                                                        -------    -------    -------    -------
Net loss, as reported                                   $(8,037)   $  (531)   $(8,927)   $  (681)
Stock-based  employee compensation credit
included in reported net loss                              (176)        --        (96)        --
                                                        -------    -------    -------    -------
                                                         (8,213)      (531)    (9,023)      (681)

Deduct: Total stock-based compensation expense
determined under SFAS 123 for all awards                    176       (474)      (203)      (474)
                                                        -------    -------    -------    -------
Pro forma net loss                                      $(8,037)   $(1,005)   $(9,226)   $(1,155)
                                                        =======    =======    =======    =======

Earnings per share:
Basic and diluted loss per share, as reported           $ (0.46)   $ (0.04)   $ (0.56)   $ (0.05)
                                                        =======    =======    =======    =======
Basic and diluted loss per share, pro forma             $ (0.46)   $ (0.08)   $ (0.58)   $ (0.09)
                                                        =======    =======    =======    =======



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

      In addition to this note, LFSI owed Mr. Pruitt $18,000 as of December 31, 2003. This amount is the result of loans made to LFSI by Mr. Pruitt in fiscal years 2003 and 2004. As of December 31, 2003, outstanding accrued interest on these obligations was $10,000.

      Mr. Pruitt owns 33.3% and is a director in a company that purchased franchise licenses and business operations from LFSI in three markets located in South Carolina. Mr. Pruitt also owns 15% of another company that is a LFSI franchisee in the state of Maryland. The franchise locations in the Carolinas owed the Company and its subsidiaries $41,000 at December 31, 2003. The franchise location in Maryland owed the Company and its subsidiaries $8,000 at December 31, 2003.

      During fiscal year 2002, Mr. Pruitt loaned money to the Company. The note in the amount of $5,000 was repaid on October 2, 2003.

      Mr. G. David Gordon, a Company Stockholder, has an ownership interest in ten LFSI franchises. Mr. Gordon also acts as legal counsel to the Company from time to time. Mr. Gordon has an ownership interest in the Charleston, SC, and Hilton Head, SC markets along with Mr. Pruitt, and the Dallas, TX, market along with Paul B. Johnson, President of LFSI. Mr. Gordon is an investor in a Company that owns the franchise locations in Raleigh, Wilmington, and Greensboro, NC. These ten franchise locations collectively owed LFSI and its subsidiaries $14,000 at December 31, 2003.

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

      Mr. Johnson is an investor in a company, which in November 2001 became a franchisee of LFSI in the Dallas, Texas market and purchased franchises for two additional Dallas, Texas markets during the quarter ended March 31, 2003. In addition, Mr. Johnson was named Chief Executive Officer and a board member of LFSI, which acquired the Company's home technology business in September 2002. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. Mr. Johnson is also an officer and director of various LFSI subsidiaries. The Dallas franchise locations owed the Company and its subsidiaries $4,000 at December 31, 2003.

      During fiscal 2002, Glenn Barrett resigned as President of Lifestyle Technologies, Inc. and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to serve the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises of LFSI. LVA's low voltage wiring business pays royalties on products purchased from LFSI at the same rate as LFSI's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $325,000 ($152,000 in discontinued operations) as of December 31, 2003.

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

NOTE 10. BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands):

Three months ended December 31, 2003:
                                            Travel     Technology       Home
                                           Services     Solutions    Technology   Corporate   Total
                                           --------    ----------    ----------   ---------  --------
Revenue                                    $ 35,662    $    3,219    $       41   $      --  $ 38,922
Income (loss) from continuing operations       (567)         (161)          190      (1,662)   (2,200)
Identifiable assets                          52,201        10,360         1,597         770    64,928
Capital expenditures                              4             8            --          --        12
Depreciation and amortization                   103            53             9           4       169

Three months ended December 31, 2002:

                                            Travel     Technology       Home
                                           Services     Solutions    Technology   Corporate   Total
                                           --------    ----------    ----------   ---------  --------
Revenue                                    $ 13,732    $    2,486    $      558   $      --  $ 16,776
Income (loss) from continuing operations         98           (80)         (376)       (173)     (531)
Identifiable assets                           5,021        10,439        10,350       1,582    27,392
Capital expenditures                            129            24             8          --       161
Depreciation and amortization                    25            63            38           2       128

Six months ended December 31, 2003:

                                            Travel     Technology       Home
                                           Services     Solutions    Technology   Corporate   Total
                                           --------    ----------    ----------   ---------  --------
Revenue                                    $ 51,240    $    6,754    $      521   $      --  $ 58,515
Income (loss) from continuing operations       (410)         (170)         (305)     (1,966)   (2,851)
Identifiable assets                          52,201        10,360         1,597         770    64,928
Capital expenditures                             26            18             1          --        45
Depreciation and amortization                   140           114            36           8       298

Six months ended December 31, 2002:

                                            Travel     Technology       Home
                                           Services     Solutions    Technology   Corporate   Total
                                           --------    ----------    ----------   ---------  --------
Revenue                                    $ 28,801    $    5,705    $    1,098   $      --  $ 35,604
Income (loss) from continuing operations        726          (107)         (884)       (416)     (681)
Identifiable assets                           5,021        10,439        10,350       1,582    27,392
Capital expenditures                            132            63            42          --       237
Depreciation and amortization                    43           122            64           6       235



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

NOTE 13. RESTATEMENT OF FINANCIAL STATEMENT

As of February 23, 2004, the filing date of the original Form 10-Q, the Company had not received from Lifestyle Innovations, Inc ("LFSI") its final financial information. The Company completed its consolidation with the financial information available at the time. In addition, management evaluated goodwill attributable to LFSI and as a result of the evaluation recorded an impairment of goodwill of $2,848,000 leaving a balance of $4,052,000, an amount equal to the net liabilities of LFSI. Subsequent to February 23, 2004 the Company received and reviewed updated financial information resulting in additional charges to the impairment of goodwill and reclassification of certain operations as discontinued operations. The Company's financials are now being restated to reflect the updated information.

Subsequent to the acquisition of Vacation Express and SunTrips (see Note 2) the Company reviewed and evaluated the strategic direction of its investment advisory services and concluded an additional impairment of $1,000,000 of goodwill was necessary.

The following tables summarize the significant effects of such restatement:


                                      Three months ended         Six months ended
                                        December 2003             December 2003
                                        As Previously            As Previously
                                    Reported    As Restated   Reported    As Restated

Loss from continuing operations      $4,110        $2,200      $4,624       $2,851

(Gain) loss from discontinued
  operations, net of minority
  interest                           $ (362)       $5,837      $   14       $6,076

Net loss                             $3,748        $8,037      $4,638       $8,927

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

Overview

The following table summarizes results of operations for the three and six months ended December 31, 2003 and 2002 (in thousands):


                                        Three Months Ended   Three Months Ended     Six Months Ended      Six Months Ended
                                        December 31, 2003    December 31, 2002     December 31, 2003      December 31, 2002
                                       -------------------  --------------------   -------------------  --------------------
                                                   % of                  % of                  % of                  % of
                                                  Revenue               Revenue               Revenue               Revenue
Revenue:
Services                               $ 35,803       92.0% $ 14,064        83.8%  $ 51,590       88.2% $ 29,425        82.6%
Product sales                             3,119        8.0%    2,712        16.2%     6,925       11.8%    6,179        17.4%
                                       -------------------  --------------------   -------------------  --------------------
   Total revenue                         38,922      100.0%   16,776       100.0%    58,515      100.0%   35,604       100.0%
                                       -------------------  --------------------   -------------------  --------------------
Cost of revenue:
Services                                 32,882       84.5%   13,024        77.6%    47,704       81.5%   27,210        76.4%
Product sales                             2,582        6.6%    2,342        14.0%     5,966       10.2%    5,388        15.1%
                                       -------------------  --------------------   -------------------  --------------------
   Total cost of revenue                 35,464       91.1%   15,366        91.6%    53,670       91.7%   32,598        91.6%
                                       -------------------  --------------------   -------------------  --------------------

   Gross profit                           3,458        8.9%    1,410         8.4%     4,845        8.3%    3,006         8.4%
                                       -------------------  --------------------   -------------------  --------------------
Selling, general and
 administrative expenses
 - compensation related to
 issuance (reversal) of
 stock options and warrants                (244)      -0.6%        7         0.0%      (133)      -0.2%       14         0.0%
Selling, general and
 administrative expenses
 - other expenses related to
 issuance of stock
 options and warrants                       197        0.5%       24         0.1%       197        0.3%       50         0.1%
Selling, general and
 administrative expenses - other          4,232       10.9%    1,947        11.6%     6,155       10.5%    3,939        11.1%
Provision for bad debts                       8        0.0%        2         0.0%         8        0.0%        6         0.0%
Goodwill impairment                       1,000        2.6%       --         0.0%     1,000        1.7%       --         0.0%
Depreciation and amortization               169        0.4%      128         0.8%       298        0.5%      235         0.7%
                                       -------------------  --------------------   -------------------  --------------------
   Operating costs and expenses           5,362       13.8%    2,108        12.6%     7,525       12.9%    4,244        11.9%
                                       -------------------  --------------------   -------------------  --------------------

   Operating loss                        (1,904)      -4.9%     (698)       -4.2%    (2,680)      -4.6%   (1,238)       -3.5%

Interest expense, net                       314        0.8%       94         0.6%       408        0.7%      196         0.6%
Gain on investments, net                     --        0.0%     (179)       -1.1%      (119)      -0.2%     (354)       -1.0%
Loss on disposal of assets                   --        0.0%       30         0.2%        --        0.0%       30         0.1%
Other income                                 (6)       0.0%       (3)        0.0%      (109)      -0.2%     (266)       -0.7%
Equity in earnings of joint ventures        (12)       0.0%       --         0.0%        (9)       0.0%       --         0.0%
                                       -------------------  --------------------   -------------------  --------------------

  Loss from continuing operations
   before minority interest              (2,200)      -5.7%     (640)       -3.8%    (2,851)      -4.9%     (844)       -2.4%
Minority interest                            --        0.0%      109         0.6%        --        0.0%      163         0.5%
                                       -------------------  --------------------   -------------------  --------------------
  Loss from continuing operations        (2,200)      -5.7%     (531)       -3.2%    (2,851)      -4.9%     (681)       -1.9%
Loss from discontinued
 operations, net of minority interest    (5,837)     -15.0%       --         0.0%    (6,076)     -10.4%       --         0.0%
                                       -------------------  --------------------   -------------------  --------------------

Net loss                               $ (8,037)     -20.6% $   (531)       -3.2%  $ (8,927)     -15.3% $   (681)       -1.9%
                                       ===================  ====================   ===================  ====================


Six Month Periods Ended December 31, 2003 and December 31, 2002

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

The Company's consolidated revenues for the six months ended December 31, 2003 were $58,515,000 compared to $35,604,000 in the same period a year ago. The Acquired Businesses accounted for $23,118,000 of the increase of sales in the period ending December 31, 2003. The revenues of the Existing Business decreased $207,000 from the same period a year ago.

Gross profit for the six months ended December 31, 2003 was $4,845,000, compared to $3,006,000 for the same period a year ago, an increase of $1,839,000 or 61.2%. The increase is primarily attributable to the Acquired Businesses. Gross profit, as a percentage of sales declined to 8.3% for the six months ended December 31, 2003 from 8.4% for the same period a year ago. Lower gross margins in the Travel Services and Technology Solutions replaced higher gross margins in the Home Technology segment.


In the six months ended December 31, 2003, the Company reported non-cash income of $133,000 related to the forfeiture of previously issued options and expense of $197,000 related to the issuance of warrants for services. In the six months ended December 31, 2002, the Company reported non-cash expense of $50,000 related to warrants issued for the settlement of contracts with two service providers.

Selling, general and administrative expenses-other ("SG&A-other") in the six months ended December 31, 2003 was $6,155,000 compared to $3,939,000 in the comparable period a year ago. The primary reason for the increase is the addition of the SG&A-other of the Acquired Businesses. SG&A-other was 10.5% of revenue in the six months ended December 31, 2003 compared to 11.1% of revenue in the same period a year ago.

The Company's depreciation and amortization expense in the six month period ended December 31, 2003 was $298,000 compared to $235,000 in the same period a year ago. The increase is primarily due to fixed asset additions of the Acquired Businesses.

In the six month period ended December 31, 2003, the Company incurred $408,000 of net interest expense related to its debt portfolio compared to $196,000 in the same period a year ago. The increase in interest expense is primarily due to the new debt related to the travel business.

In the six months ended December 31, 2003, the Company recognized a gain on investments of $119,000 relating to the conveyance of LFSI stock for services. In the six months ended December 31, 2002, the Company recorded a net gain on investments of $354,000 of which $208,000 relates to Company's sale of LFSI stock.

In the six months ended December 31, 2003, the Company recorded other income of $109,000 compared to $266,000 of other income in the same period a year ago. The Company's technology solutions business recorded a $100,000 amount to other income related to a prior project in the six month period ended December 31, 2003. The Company's travel services business received $263,000 in grant proceeds in the six months ended December 31, 2002 from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001.

Minority interest represents the minority shareholders' share of losses of LFSI.

Three Month Periods Ended December 31, 2003 and December 31, 2002

The Company's consolidated revenues for the quarter ended December 31, 2003 were $38,922,000 compared to $16,776,000 in the same period a year ago. The Acquired Businesses accounted for $23,118,000 of the increase in the period ending December 31, 2003. The revenues of the Existing Business decreased $962,000 from the same period a year ago, primarily from a decrease of $523,000 in the Travel Services segment and a decrease of $441,000 from the Home Technology segment.

Gross profit for the three months ended December 31, 2003 was $3,458,000, compared to $1,410,000 for the same period a year ago, an increase of $2,048,000 or 145.3%. The increase is primarily attributable to the Acquired Businesses. Gross profit, as a percentage of sales, increased slightly to 8.9 for the six months ended December 31, 2003 from 8.4% for the same period a year ago, which is relatively unchanged.

In the three months ended December 31, 2003, the Company reported non-cash income of $244,000 related to the forfeiture of previously issued options and expense of $197,000 related to the issuance of warrants for services. In the three months ended December 31, 2002, the Company reported non-cash expense of $24,000 related to warrants issued for the settlement of contracts with two service providers.

Selling, general and administrative expenses-other ("SG&A-other") in the quarter ended December 31, 2003 was $4,232,000 compared to $1,947,000 in the comparable period a year ago. The primary reason for the increase is the addition of the SG&A-other of the Acquired Businesses. SG&A-other was 10.9% of revenue in the quarter ended December 31, 2003 compared to 11.6% of revenue in the same period a year ago.

The Company's depreciation and amortization expense in the quarter ended December 31, 2003 was $169,000 compared to $128,000 in the same period a year ago. The increase is primarily due to fixed asset additions of the Acquired Businesses.

In the quarter ended December 31, 2003, the Company incurred $314,000 of net interest expense related to its debt portfolio compared to $94,000 in the same period a year ago. The increase in interest expense is primarily related to the Acquired Businesses.

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

Continuing Operations of Business Segments

The following table summarizes results of continuing operations by business segment for the three and six months ended December 31, 2003 and 2002 (in thousands):



                    Three Months Ended December 31, 2003 Three Months Ended December 31, 2002
                       --------------------------------   --------------------------------
                                   Gross       Income                 Gross       Income
                       Revenue     Profit      (Loss)     Revenues    Profit      (Loss)
                       --------   --------    --------    --------   --------    --------
Travel Services        $ 35,662   $  2,864    $   (567)   $ 13,732   $    822    $     98
Home Technology              41        170         190         558        349        (376)
Technology Solutions      3,219        424        (161)      2,486        239         (80)
Corporate                    --         --      (1,662)         --         --        (173)
                       --------------------------------   --------------------------------

                       $ 38,922   $  3,458    $ (2,200)   $ 16,776   $  1,410    $   (531)
                       ========   ========    ========    ========   ========    ========


                      Six Months Ended December 31, 2003  Six Months Ended December 31, 2002
                       --------------------------------   --------------------------------
                                   Gross       Income                 Gross       Income
                       Revenue     Profit      (Loss)     Revenues    Profit      (Loss)
                       --------   --------    --------    --------   --------    --------
Travel Services        $ 51,240   $  3,697    $   (410)   $ 28,801   $  1,819    $    726
Home Technology             521        289        (305)      1,098        765        (884)
Technology Solutions      6,754        859        (170)      5,705        422        (107)
Corporate                    --         --      (1,966)         --         --        (416)
                       --------------------------------   --------------------------------

                       $ 58,515   $  4,845    $ (2,851)   $ 35,604   $  3,006    $   (681)
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

Home Technology

Our home technology business, LFSI, generated revenues in the second quarter and first half of fiscal year 2004 of $41,000 and $521,000 compared to $558,000 and $1,098,000 in the same periods a year ago. During the quarter ended December 31, 2003, the Board of Directors of LFSI's Charlotte division voted to discontinue the operations of the company. In addition, its Atlanta division had a significant decline in business, and its franchising division did not have any sale of franchises. All these factors caused the significant decline in both periods of fiscal year 2004 compared to fiscal year 2003.

Gross profit for the Company's home technology segment in the second quarter and first half of fiscal year 2004 were $170,000 and $289,000 compared to a gross profit of $349,000 and $765,000 in the same periods a year ago. The gross profit percentage decreased 55.5% from 69.7% for the first six months of fiscal 2004 compared to the same period a year ago. The same factors in the preceding paragraph that caused the decrease in revenue contributed to the decrease in gross profit and gross profit percentage.

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

Corporate

Corporate incurred losses in the second quarter and first half of fiscal year 2004 of $1,662,000 and $1,966,000 compared with losses of $173,000 and $416,000 in the same periods a year ago. The increase in loss is primarily due to a goodwill impairment charge of $1,000,000 and increases in insurance, public relations, legal fees, and salaries and benefits as well as less of a gain from investments in the current fiscal year.

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




Liquidity and Capital Resources

The Company's net loss for the six months ended December 31, 2003 of $8,927,000, was offset by an increase to shareholders' equity related to the sale of Common Stock and Warrants, with net proceeds of $4,957,000, the issuance of Warrants for legal fees and other services valued at $197,000, the issuance of Company Stock of $380,000 for a business acquisition, and debt and accounts payable conversions totaling $880,000, resulting in a net decrease in shareholders' equity of $2,513,000 for the six months ended December 31, 2003.

Minority interest decreased mainly due to the minority shareholders' portion of LFSI's losses of $314,000.

For the six months ended December 31, 2003, operations used $3,453,000 of cash primarily due to the travel services use of cash in the scheduling of flights. For the six months ended December 31, 2003, net cash used by investing activities was $275,000 due primarily to business acquisitions. For the six months ended December 31, 2003, net cash provided by financing activities was $5,132,000 due primarily to the Company receiving $4,957,000 through the sale of the Company's Common Stock. At December 31, 2003, the Company had a working capital deficit of $12,069,000. At December 31, 2003 the Company held cash and cash equivalents of $2,240,000 and investments of $392,000.

The Company experienced an operating loss from continuing operations of $2,811,000 during the first six months of fiscal 2004. The Company's working capital deficit of $12,069,000 is substantially due to accounts payable and accrued expenses of $21,940,000 and unearned income of $20,528,000; these are only partially offset by $23,576,000 of restricted cash and $6,895,000 of prepaid expenses. A substantial portion of these amounts are from the Acquired Businesses of the travel services segment which operates at higher dollar volume than RCG has experienced historically. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments or operations, (iii) we are unable to realize adequate proceeds from investments, including our holdings of LFSI stock, or (iv) we are unsuccessful in extending a substantial portion of the debt repayments, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.


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

ITEM 2. CHANGES IN SECURITIES

                                                                             Common Stock
                                                                         Issued and Outstanding
                                                                            ---------------
Balance at September 30, 2003                                                    15,684,765
  Private placement at $1.60 per share to ten accredited investors                2,500,000
  Private placement at $1.12 per share to four accredited investors                 233,927
  Private placement at $2.18 per share for SchoolWorld purchase                     174,312
                                                                            ---------------
Balance at December 31, 2003                                                     18,593,004
                                                                            ===============



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

      (c) The proposals submitted to the vote of stockholders and the results of the votes were as follows:

                                                                          Broker
Election of Directors     For          Against    Withheld  Abstained  Non-Votes
--------------------------------------------------------------------------------

Jeffery F. Willmott       10,376,375      -        2,784        -          -
Michael D. Pruitt         10,376,304      -        2,854        -          -
Dr. James Verbrugge       10,376,304      -        2,855        -          -
P. Roger Byer             10,376,374      -        2,785        -          -


To change the Company's
name from "eResource
Capital Group, Inc." to
"RCG Companies
Incorporated"             10,377,603    536        1,020        -          -


Ratification of the
appointment of Crisp
Hugh Evans, LLP as the
Company's independent
accountants               10,377,739    465            -      955          -


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K



      (a)   Exhibits


                     31.1   Certification of Principal Executive
                            Officer pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002
                            Certification of Principal Financial
                     31.2 Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
                     32.1   Certification of Principal Executive
                            Officer pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002
                     32.2   Certification of Principal Financial
                            Officer pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002


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

                                          RCG Companies Incorporated

Date: May 20, 2004                        By: /s/ Michael D. Pruitt
                                              ----------------------------------
                                              Michael D. Pruitt
                                              President and Chief Executive
                                              Officer
                                              (Principal executive officer
                                              and principal financial officer)