Form 10-Q
period 2004-03-31
RCG COMPANIES INC
filed 2004-05-24
CIK 722839

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of April 12, 2004: 20,407,790

                     RCG COMPANIES INCORPORATED AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                                                      Page No

PART I. FINANCIAL

INFORMATION

ITEM 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheets at March 31, 2004 (Unaudited) and June 30, 2003..........................3

          Condensed  Consolidated  Statements  of Operations  for the three and nine months ended
             March 31, 2004 and 2003 (Unaudited).........................................................................4

          Condensed  Consolidated  Statements  of Cash  Flows  for the nine months ended
             March 31, 2004 and 2003 (Unaudited).........................................................................5

          Notes to Condensed Consolidated Financial Statements...........................................................6

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........................16

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk....................................................22

ITEM 4.   Controls and Procedures.......................................................................................23

PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.............................................................................................24

ITEM 2.   Changes in Securities.........................................................................................24

ITEM 3.   Defaults Upon Senior Securities...............................................................................24

ITEM 4.   Submission of Matters to a Vote of Security Holders...........................................................25

ITEM 5.   Other Information.............................................................................................25

ITEM 6.   Exhibits and Reports on Form 8-K..............................................................................25

Exhibit Index...........................................................................................................25

Signatures..............................................................................................................26

PART I. FINANCIAL
INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

                 RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                                March 31,         June 30,
                                                                                  2004              2003
                                                                               (Unaudited)

                                                                              ------------      ------------
                                ASSETS

Cash and cash equivalents ...............................................     $      1,965      $        808
Restricted cash .........................................................           37,666             2,655
Accounts receivable, net of allowance of doubtful accounts of $237
       and $112, respectively ...........................................            3,661             1,966
Inventory ...............................................................               83                45
Investments .............................................................              466               377
Prepaid expenses ........................................................            7,591             2,642
                                                                              ------------      ------------
                  Total current assets ..................................           51,432             8,493
Deferred costs  and other assets ........................................              523               413
Property and equipment, net .............................................            1,232               798
Net non-current assets of discontinued operations .......................               54             7,753
Goodwill and other intangible assets ....................................           25,038             9,641
                                                                              ------------      ------------
                  Total assets ..........................................     $     78,279      $     27,098
                                                                              ============      ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable and other obligations - current portion ...................     $      2,352      $        819
Notes payable and amounts due to related parties ........................              750               495
Accounts payable and accrued expenses ...................................           21,957             5,110
Net current liabilities of discontinued operations ......................            4,867             4,781
Unearned income .........................................................           39,798             4,009
                                                                              ------------      ------------
                  Total current liabilities .............................           69,724            15,214
Notes payable and other obligations .....................................            7,643                16
Notes payable and amounts due to related parties ........................               --               600
                                                                              ------------      ------------
                  Total liabilities .....................................           77,367            15,830
                                                                              ------------      ------------
Minority interest .......................................................               --               314
                                                                              ------------      ------------
Commitments and Contingencies

Shareholders' equity:

      Common stock, $.04 par value, 200,000,000 shares authorized,
        19,289,004 and 13,948,160 issued, respectively ..................              772               558
      Additional paid-in capital ........................................          121,171           114,329
      Accumulated deficit ...............................................         (120,123)         (103,025)
      Accumulated other comprehensive loss ..............................             (276)             (276)
      Treasury stock at cost (131,214 shares) ...........................             (632)             (632)
                                                                              ------------      ------------
                  Total shareholders' equity ............................              912            10,954
                                                                              ------------      ------------
                  Total liabilities and shareholders' equity ............     $     78,279      $     27,098
                                                                              ============      ============

      The accompanying notes are an integral part of these condensed consolidated financial statements.

                 RCG COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  Three months ended March 31,    Nine months ended March 31,
                                                                      2004            2003            2004           2003
                                                                  ------------    ------------    ------------   ------------
Revenue:

Services ....................................................     $     49,235    $     15,719    $    100,424   $     44,887
Product sales ...............................................            3,008           1,941           9,813          7,279
                                                                  ------------    ------------    ------------   ------------
         Total revenue ......................................           52,243          17,660         110,237         52,166
                                                                  ------------    ------------    ------------   ------------
Cost of revenue:

Services ....................................................           48,431          14,876          96,135         42,075
Product sales ...............................................            2,840           1,700           8,574          6,397
                                                                  ------------    ------------    ------------   ------------
         Total cost of revenue ..............................           51,271          16,576         104,709         48,472
                                                                  ------------    ------------    ------------   ------------
         Gross profit .......................................              972           1,084           5,528          3,694
                                                                  ------------    ------------    ------------   ------------
Selling, general and administrative expenses - other expenses
    related to issuance of common stock and warrants ........              576              --             773             50
Selling, general and administrative expenses - other ........            6,309           1,553          11,891          4,226
Goodwill impairment .........................................              200              --           1,200             --
Depreciation and amortization ...............................              287              79             549            249
                                                                  ------------    ------------    ------------   ------------
         Operating costs and expenses .......................            7,372           1,632          14,413          4,525
                                                                  ------------    ------------    ------------   ------------
         Operating loss .....................................           (6,400)           (548)         (8,885)          (831)

Interest expense, net .......................................              232              48             522            149
Gain on investments, net ....................................               --              (8)           (119)          (362)
Loss on disposal of assets ..................................               --              25              --             54
Other income ................................................               --              (4)           (100)          (267)
Equity in earnings of joint ventures ........................               (9)            (17)            (18)           (18)
                                                                  ------------    ------------    ------------   ------------
         Loss from continuing operations ....................           (6,623)           (592)         (9,170)          (387)
Loss from discontinued operations net of minority interest
   of $0, $280, $314 and $443, respectively .................           (1,548)           (802)         (7,928)        (1,688)
                                                                  ------------    ------------    ------------   ------------
Net loss ....................................................     $     (8,171)   $     (1,394)   $    (17,098)  $     (2,075)
                                                                  ============    ============    ============   ============
Basic and diluted net loss per share:

    Loss from continuing operations .........................     $      (0.35)   $      (0.05)   $      (0.54)  $      (0.03)
    Loss from discontinued operations .......................            (0.08)          (0.06)          (0.47)         (0.14)
                                                                  ------------    ------------    ------------   ------------
         Net loss ...........................................     $      (0.43)   $      (0.11)   $      (1.01)  $      (0.17)
                                                                  ============    ============    ============   ============
Weighted average shares outstanding .........................       18,993,724      12,540,438      16,938,530     12,475,526
                                                                  ------------    ------------    ------------   ------------
Weighted average shares outstanding, assuming dilution ......       18,993,724      12,540,438      16,938,530     12,475,526
                                                                  ------------    ------------    ------------   ------------

      The   accompanying   notes  are  an  integral  part  of  these   condensed
consolidated financial statements.

                 RCG COMPANIES INCORPORATED AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                 (IN THOUSANDS)


                                                                       Nine months ended March 31,
                                                                          2004              2003
                                                                      ------------      ------------
Net cash used in operating activities ...........................           (3,429)            1,475

Cash flows from investing activities:

          Purchase of property and equipment ....................             (229)             (230)
          Sale of investments ...................................               --               439
          Investment in joint ventures ..........................               89                --
          Sale of assets ........................................               --               221
          Cash paid in connection with business acquisitions, net             (240)             (414)
                                                                      ------------      ------------
             Net cash provided by (used in) investing activities              (380)               16

Cash flows from financing activities:

          Notes payable proceeds ................................               36             1,092
          Principal debt repayments .............................             (409)             (352)
          Net change in line of credit ..........................              316                --
          Cash raised through LFSI transaction ..................               --               274
          LFSI private placement sale of common stock ...........               --                --
          Sale of RCG common stock ..............................            5,023               119
                                                                      ------------      ------------
             Net cash provided by financing activities ..........            4,966             1,133
Net increase in cash and cash equivalents .......................            1,157             2,624
Cash and cash equivalents at beginning of period ................              808             1,499
                                                                      ------------      ------------
Cash and cash equivalents at end of period ......................     $      1,965      $      4,123
                                                                      ============      ============

                                                                       Nine months ended March 31,
Cash paid during the period for:                                          2004              2003
                                                                      ------------      ------------
    Interest.....................................................     $        308      $         23
    Income taxes.................................................                -                 -

Non-cash investing and financing activities:
    Common stock issued for acquired business....................     $        380      $          -
    Note and Service Agreement Obligation issued for
       acquired business.........................................            9,068                 -
    Fixed assets acquired related to new businesses..............              644                 -
    Common stock and warrants issued for conversion of debt......              768                 -
    Common stock issued for conversion of accounts payable                                         -
       and acrued expenses.......................................              112                 -
    Conveyance of RCG's LFSI common stock for services...........              119                 -



      The   accompanying   notes  are  an  integral  part  of  these   condensed
consolidated financial statements.

                 RCG COMPANIES INCORPORATED AND SUBSIDIARIES
     NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The condensed consolidated financial statements are unaudited and include the accounts of RCG Companies Incorporated and its subsidiaries ("RCG" or the "Company"), substantially all of which are wholly-owned (the "Company"), except for Lifestyle Innovations, Inc. ("LFSI") which RCG owns approximately 68%. On November 14, 2003 the Company changed its name from eResource Capital Group, Inc. to RCG Companies Incorporated to better reflect the nature and evolution of the Company's business strategy. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

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

OPERATIONS AND LIQUIDITY

Certain reclassifications have been made to data from the previous period to conform with the presentation of the current period.

The Company experienced an operating loss from continuing operations of $9,170,000 during the first nine months of fiscal 2004 and used cash from operations of $3,429,000 during the period. The Company's working capital deficit of $18,292,000 is substantially due to accounts payable and accrued expenses of $21,957,000 and unearned income of $39,798,000; these are only partially offset by $37,666,000 of restricted cash and $7,591,000 of prepaid expenses. A substantial portion of these amounts are from the Acquired Businesses (see Note 2) of the travel services business which operate at a higher volume than RCG has experienced historically.

As a result of the integration of these acquired businesses, operating performance and negative working capital, the Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. The Company is working diligently to reduce operating costs, including the transfer of the Travel Service hub from Atlanta, Georgia to Orlando, Florida, negotiating with airlines to restructure contracts, upgrading its reservation software to improve customer service and create additional revenue sources, reduce personnel costs, and moving to a new office location.

If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses in our investments or operations,
(iii) we are unable to realize adequate proceeds from investments or (iv) we are unsuccessful in extending a substantial portion of the debt repayments, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

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

NOTE 2.  ACQUISITIONS

      RCG through its wholly-owned subsidiary Flightserv, Inc. ("Flightserv") concluded the acquisition of substantially all of the assets and liabilities of VE Holdings, Inc. ("Vacation Express") and SunTrips, Inc. ("SunTrips") ("the Acquired Companies"), effective October 31, 2003. These acquired companies were integrated into the Company's existing travel services business to form its largest operating segment. The Company had previously provided services to the acquired companies.

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

      In connection with the acquisition the Company issued a $10 million non-interest bearing seven-year promissory note discounted to $5.3 million at 12.00% per annum for imputed interest (the "Promissory Note") from Flightserv secured by certain RCG investment holdings. Additionally, the Acquired Companies entered into a three-year agreement with MyTravel Canada Holidays, Inc. ("MyTravel Canada"), for certain services, including the purchasing of hotel accommodations on an exclusive basis. MyTravel Canada will be paid approximately $4.5 million over three years under this agreement discounted to $3.8 million at 12.00% per annum for imputed interest (the "Service Agreement Obligation").

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

Current asste                                      $25,115
Property and equipment                                 629
Goodwill                                            15,588
Other intangible assets                                702
                                                   -------
  Total assets acquired                             42,034

Current liabilities                                 32,646
                                                   -------
                                                   $ 9,388

                                                   =======

     On November 5, 2003, the technology solutions business completed the acquisition of SchoolWorld Software, a Pittsburgh, PA based educational software company. The consideration was allocated as follows (in thousands):

Property and equipment                             $    14
Goodwill and other intangible assets                   405
                                                   -------
                                                   $   419

                                                   =======

     In addition to the above, net funding of $9,000 was paid by the technology solutions business in April 2004 and will be reflected next quarter in Goodwill.

     Operations of the acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. The following sets forth pro forma consolidated financial information as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share data):


                                           Three months Ended March 31,          Nine months Ended March 31,
                                           ----------------------------          ---------------------------
                                             2004               2003                2004              2003
                                           --------           ---------          ---------         ---------
Revenues                                   $ 52,243           $ 50,089           $ 165,538         $ 154,601

Net loss                                   $ (8,171)          $ (6,427)          $ (24,091)        $  (16,243)

Basic and diluted loss per share           $  (0.43)          $  (0.51)          $   (1.42)        $    (1.30)

The proforma information indicates that the losses for all periods presented would have been significantly higher had the businesses been acquired at the beginning of the periods presented. The additional proforma losses include the months of July through October of 2003 and the nine months of July 2002 to March of 2003. Prior to the dates of acquisition, the acquired companies were significant customers of the travel business segment. The acquisition of the travel businesses was completed to more vertically integrate the travel business segment. It is the belief of management that the acquisition will result in the Company being able to obtain better purchasing power and to increase margins in the segment. Management believes that it will be able to operate the acquired business at a lower cost level and accordingly the losses presented on a proforma basis are not indicative of what they would have been had the Company acquired the business at an earlier date and been able to influence the operating results related thereto.

In connection with the acquisition, the Company paid a premium over the fair value of the assets acquired ("goodwill"). It is management's belief that it will be successful in implementing a strategy to improve operating performance of the travel business segment. Inasmuch as the acquisition was effective October 31, 2003, significant time has not elapsed to indicate whether such plans will be successful. As a result, the Company has not, at March 31, 2004, performed an impairment test with respect to the acquired goodwill. In future periods, the Company will be monitoring the results of the acquisition to determine if its plans are achieved. If the Company is unsuccessful in reversing the losses of the acquired businesses, it could have significant impacts on the company, including but not limited to the recoverability of the carrying amount of goodwill.

NOTE 3.  DISCONTINUED OPERATIONS

    The Board of Directors authorized the disposition of the Company's investment in LFSI. The Board had earlier determined that RCG would no longer permit any additional funding to this entity. LFSI has tried to execute its business strategies with little success and is currently seeking other alternatives. RCG's management along with its Board is reviewing alternative methods of disposal of its interest in LFSI. Accordingly the operations of LFSI are included in discontinued operations for all periods presented.

NOTE 4.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consists of the following (in thousands):


                                                   Travel      Technology
                                                  Services      Solutions     Corporate      Total
                                                  --------------------------------------    --------
Balance at June 30, 2003                          $    939      $  7,702      $  1,000      $  9,641
Goodwill impairment                                   (200)       (1,000)       (1,200)           --
Goodwill and other intangible assets acquired
  during period, net of amortization                16,192           405            --        16,597
                                                  --------------------------------------    --------
Balance at March 31, 2004                         $ 17,131      $  7,907      $     --      $ 25,038
                                                  ======================================    ========

NOTE 5.  NOTES PAYABLE AND OTHER OBLIGATIONS

Notes payable and other obligations consists of the following (tabular amounts in thousands):


                                                                    March 31,
                                                                      2004       June 30,
                                                                  (Unaudited)      2003
                                                                  -----------    --------
Note payable - due in August 2003 with interest at 10% and
  unsecured (1)                                                     $    --      $   200
Note payable - due July 27, 2003 and unsecured (2)                      200          250
Revolving credit facility - secured by a portion of the
  accounts receivable of the technology solutions business              590          274
Capital lease obligations at various interest rates due in
  monthly installments through November 2007                             37            5
Capital lease obligation at 8.5% due in monthly installments
  of $1,007 through November 2005                                        19           26
Note payable - unsecured and due on demand (3)                           --           80
Service agreement obligation - with interest imputed at 12%
  and unsecured (4)                                                   3,588           --
Note payable - with interest imputed at 12%, secured by certain
  RCG investment holdings (5)                                         5,561           --
                                                                    -------      -------
                                                                      9,995          835
Less current maturities, including demand notes                      (2,352)        (819)
                                                                    -------      -------

Long-term portion                                                   $ 7,643      $    16
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

(2) On October 1, 2003 and November 25, 2003, $25,000 each of principal was paid; on April 6, 2004, $30,000 of principal was paid. The Company currently is negotiationg with the debt holder to extend the term or agree on a payment schedule.

(3)   RCG repaid in October, 2003.

(4) On October 31, 2003, Flightserv agreed to pay $4.5 million to MyTravel Canada for certain services over a 3 year period beginning 11/1/03.

(5) On October 31, 2003, Flightserv purchased 2 businesses (see Note 2) for a $10 million non-interest bearing 7 year note. Payments commence quarterly beginning June 30, 2004.

NOTE 6.  NOTES PAYABLE AND AMOUNTS DUE TO RELATED PARTIES

Notes payable and amounts due to related parties consists of the following (tabular amounts in thousands):


                                                                     March 31,         June 30,
                                                                       2004              2003
                                                                     (Unaudited)

                                                                   ------------      ------------
Notes payable - due in August 2003 with interest imputed at 8%
  and unsecured (1)                                                $         --      $        267
Note payable - $150,000 due December 31, 2003 and $600,000 due
  December 31, 2004 with interest at 12% and collateralized by
  certain aviation travel service business assets (2)                       750               750
Note payable - unsecured and due on demand (3)                               --                 5
Other advances                                                               --                73
                                                                   ------------      ------------
                                                                            750             1,095
Less current maturities, including demand notes                            (750)             (495)
                                                                   ------------      ------------

Long-term portion                                                  $         --      $        600
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

(3)   RCG repaid in October, 2003.

NOTE 7.  COMMON STOCK AND PAID IN CAPITAL

The following table summarizes the Company's stock and paid in capital activity for the nine months ended March 31, 2004 (in thousands, except for share amounts):


                                                                                                  Common Stock          Additional
                                                                                             ------------------------    Paid-In
                                                                                               Shares      Amounts       Capital
                                                                                             -------------------------------------
Balance at June 30, 2003                                                                     13,948,160     $ 558       $ 114,329
                                                                                             =====================================
Comprehensive loss:

Net loss September 30, 2003                                                                           -         -               -
  Sale of Common Stock at $.25 per share to an accredited investor                              200,000         8              42
  Sale of Common Stock at $1.12 per share to seven accredited investors                         837,502        34             904
  Conversion of three debt holders and one creditor                                             699,103        28             852
                                                                                             -------------------------------------
Balance at September 30, 2003                                                                15,684,765     $ 628       $ 116,127
                                                                                             =====================================
Comprehensive loss:

Net loss December 31, 2003
  Issuance of 230,000 Common Stock Warrants in consideration of professional services                         197
  Sale of Common Stock at $1.12 per share to four accredited investors                          233,927         9             253
  Sale of Common Stock and Warrants at $1.60 per unit to ten accredited investors             2,500,000       100           3,607
  Issuance of Common Stock at $2.18 per share for  SchoolWorld Software purchase                174,312         7             373
                                                                                             -------------------------------------
Balance at December 31, 2003                                                                 18,593,004     $ 744       $ 120,557
                                                                                             =====================================
Comprehensive loss:

Net loss March 31, 2004
  Sale of Common Stock at $.25 per share to an accredited investor                              250,000        10              53
  Issuance of 50,000 Common Stock Warrants in consideration for a $2 million credit facility                   35
  Exercise of warrants issued for services at $.50 per share                                      6,000                         3
  Issuance of 440,000 Common Stock Shares in consideration of professional services             440,000        18             523
                                                                                             -------------------------------------
Balance at March 31, 2004                                                                    19,289,004     $ 772       $ 121,171
                                                                                             =====================================








                                                                                                  Accumulated   Comprehensive
                                                                                                    Deficit          Loss
                                                                                              -------------------------------
Balance at June 30, 2003                                                                          $ (103,025)     $ (276)
                                                                                              ===============================
Comprehensive loss:

Net loss September 30, 2003                                                                             (890)          -
  Sale of Common Stock at $.25 per share to an accredited investor                                         -           -
  Sale of Common Stock at $1.12 per share to seven accredited investors                                    -           -
  Conversion of three debt holders and one creditor                                                        -           -
                                                                                              -------------------------------
Balance at September 30, 2003                                                                     $ (103,915)     $ (276)
                                                                                              ===============================
Comprehensive loss:

Net loss December 31, 2003                                                                            (8,037)
  Issuance of 230,000 Common Stock Warrants in consideration of professional services
  Sale of Common Stock at $1.12 per share to four accredited investors
  Sale of Common Stock and Warrants at $1.60 per unit to ten accredited investors
  Issuance of Common Stock at $2.18 per share for  SchoolWorld Software purchase
                                                                                              -------------------------------
Balance at December 31, 2003                                                                      $ (111,952)     $ (276)
                                                                                              ===============================
Comprehensive loss:

Net loss March 31, 2004                                                                               (8,171)
  Sale of Common Stock at $.25 per share to an accredited investor
  Issuance of 50,000 Common Stock Warrants in consideration for a $2 million credit facility
  Exercise of warrants issued for services at $.50 per share
  Issuance of 440,000 Common Stock Shares in consideration of professional services
                                                                                              -------------------------------
Balance at March 31, 2004                                                                         $ (120,123)     $ (276)
                                                                                              ===============================


                                                                                              Accumulated
                                                                                                 Other
                                                                                                Treasury
                                                                                                 Stock      Total
                                                                                              ---------------------
Balance at June 30, 2003                                                                       $ (632)    $ 10,954
                                                                                              =====================
Comprehensive loss:

Net loss September 30, 2003                                                                         -         (890)
  Sale of Common Stock at $.25 per share to an accredited investor                                  -           50
  Sale of Common Stock at $1.12 per share to seven accredited investors                             -          938
  Conversion of three debt holders and one creditor                                                 -          880
                                                                                              ---------------------
Balance at September 30, 2003                                                                  $ (632)    $ 11,932
                                                                                              =====================
Comprehensive loss:

Net loss December 31, 2003                                                                                  (8,037)
  Issuance of 230,000 Common Stock Warrants in consideration of professional services                          197
  Sale of Common Stock at $1.12 per share to four accredited investors                                         262
  Sale of Common Stock and Warrants at $1.60 per unit to ten accredited investors                            3,707
  Issuance of Common Stock at $2.18 per share for  SchoolWorld Software purchase                               380
                                                                                              ---------------------
Balance at December 31, 2003                                                                   $ (632)     $ 8,441
                                                                                              =====================
Comprehensive loss:

Net loss March 31, 2004                                                                                     (8,171)
  Sale of Common Stock at $.25 per share to an accredited investor                                              63
  Issuance of 50,000 Common Stock Warrants in consideration for a $2 million credit facility                    35
  Exercise of warrants issued for services at $.50 per share                                                     3
  Issuance of 440,000 Common Stock Shares in consideration of professional services                            541
                                                                                              ---------------------
Balance at March 31, 2004                                                                      $ (632)       $ 912
                                                                                              =====================


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

     During the quarter ending March 31, 2004, the Company issued 130,000 common stock options to employees and a director at exercise prices ranging from $1.84 to $1.90. The options vest in a range of six months to three years. Using the Black-Scholes Model, the value of these stock options was calculated to be $129,000.

     The Company's pro forma net loss and net loss per share assuming compensation cost was determined under SFAS No. 123 for all options would have been the following (in thousands, except per share amounts):


                                                           For the three months ended March 31,  For the nine months ended March 31,
                                                                  2004              2003              2004               2003
                                                                  ----              ----              ----               ----
Net loss, as reported                                         $     (8,171)     $     (1,394)     $    (17,098)     $     (2,075)
Stock-based employee compensation credit included in
   reported net loss                                                    --               468               (96)              532
                                                              ------------      ------------      ------------      ------------
                                                                    (8,171)             (926)          (17,194)           (1,543)
Deduct: Total stock-based compensation expense determined
   under FAS 123 for all awards                                        (73)           (1,450)               17            (2,164)
                                                              ------------      ------------      ------------      ------------
Pro forma net loss                                            $     (8,244)     $     (2,376)     $    (17,177)     $     (3,707)
                                                              ============      ============      ============      ============

Earnings per share:

Basic and diluted loss per share, as reported                 $      (0.43)     $      (0.11)     $      (1.01)     $      (0.17)
                                                              ============      ============      ============      ============
Basic and diluted loss per share, pro forma                   $      (0.43)     $      (0.19)     $      (1.01)     $      (0.30)
                                                              ============      ============      ============      ============

The above items are presented net of minority interest.

     During the quarter ending March 31, 2004, the Company issued 50,000 common stock warrants at an exercise price of $2.44 to a private investment group in consideration for a $2 million credit facility. The warrants were issued on March 1, 2004 and expire in three years. Using the Black-Scholes Model, the value of these warrants was calculated to be $35,000 and was expensed during the quarter.

NOTE 9. RELATED PARTY TRANSACTIONS

        During fiscal 2002, Mr. Pruitt, President and CEO of the Company, pledged certain of his personal assets to secure a $100,000 bank line of credit for LFSI. Mr. Pruitt repaid the $100,000 due on the line of credit with personal funds on August 8, 2003 in exchange for a note from LFSI. The note bears interest at 8% per annum and is due on demand.

    In addition to this note, LFSI owed Mr. Pruitt, as of March 31, 2004, $19,000, This amount is the result of loans made to LFSI by Mr. Pruitt in fiscal years 2003 and 2004. As of March 31, 2004, outstanding accrued interest on these obligations was $12,000.

    Mr. Pruitt owns 15% of another company that is an LFSI franchisee in the state of Maryland. The franchise location in Maryland owed the Company and its subsidiaries $34,000 at March 31, 2004.

  The preceding amounts mentioned for Mr. Pruitt are all included in net current liabilities of discontinued operations on the Company's Consolidated Balance Sheet.

   During fiscal year 2002, Mr. Pruitt loaned money to the Company. The note in the amount of $5,000 was repaid on October 2, 2003.

    Mr. G. David Gordon, a Company Stockholder, has an ownership interest in ten of the Company's franchises. Mr. Gordon has an ownership interest in the three markets in South Carolina along with Mr. Pruitt, as discussed above need to verify; three locations in the Dallas market along with Paul B. Johnson, President of LFSI; and four additional markets in Houston, Texas; Raleigh, North Carolina; Wilmington, North Carolina; and Greensboro, North Carolina. These four markets had paid the Company and its subsidiaries all amounts owed at March 31, 2004. Mr. Gordon also acts as legal counsel to the Company from time to time.

    At March 31, 2004, total debt outstanding to Mr. Gordon, his spouse, and a company in which he is the president and a 65% shareholder, is $1,700,000; this amount is included in notes payable to related parties in the amount of $750,000 and net current liabilities of discontinued operations in the amount of $950,000 on the Company's Consolidated Balance Sheet. The loans, which arose during fiscal 2002 through fiscal 2004, bear interest at 12%. As of March 31, 2004, outstanding accrued interest on these obligations was $92,000, which is included in net current liabilities of discontinued operations . These debts mature in fiscal 2004 and 2005. The above outstanding debt includes a Note for $750,000 which is convertible into Common Stock of the Company at the lesser of $2.10 per share or a 25% discount to the fair market value of the Company's Common Stock.

     Mr. Johnson is an investor in a company, which in November 2001 became a franchisee of LFSI in the Dallas, Texas market and purchased franchises for two additional Dallas, Texas markets during the quarter ended March 31, 2003.

     The Dallas franchise locations paid the Company and its subsidiaries all amounts owed at March 31, 2004. In addition, Mr. Johnson was named Chief Executive Officer and a board member of LFSI, which acquired the Company's home technology business in September 2002. Mr. Johnson resigned as a director of the Company effective October 31, 2002 due to his being appointed the CEO of LFSI. Mr. Johnson resigned as CEO and as a board member from LFSI during March 2003 and remained President and Treasurer.

     During fiscal 2002, Glenn Barrett resigned as President of Lifestyle Technologies, Inc. and began LVA Technologies LLC ("LVA"), a low voltage wiring business that operates as a Lifestyle franchisee headquartered in Charlotte, NC to serve the commercial market. The Company waived LVA's initial franchise fee for the commercial franchise. LVA also owns the Greenville and Columbia, SC franchises of LFSI. LVA's low voltage wiring business pays royalties on products purchased from LFSI at the same rate as LFSI's other franchisees, however, it does not pay royalties on revenue generated from products purchased elsewhere as required of the Company's other franchisees, including the Greenville and Columbia, SC franchises. LVA and its subsidiaries owed the Company and its subsidiaries $328,000 as of March 31, 2004. This entire amount has been reserved at March 31, 2004.

     The Company owns an equity interest in a privately held company in which the executive vice president of the Company's travel services business is a director and shareholder. Avenel Ventures, Inc. owned this equity interest prior to being acquired by the Company in fiscal 2002. The amount is included in investments on the Company's Consolidated Balance Sheet.

     The Company's travel services business entered into a one-year public relations contract with a company in which the wife of its President is an employee.

NOTE 10.  BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands):

   * Prior information for the Call Center segment is now incorporated with the Travel Services segment. The Home Technology segment was discontinued during the quarter ended March 31, 2004.

Three months ended March 31, 2004:


                                     Travel      Technology
                                    Services      Solutions     Corporate      Total
                                    --------      ---------     ---------     --------
Revenue                             $ 48,876      $  3,367      $     --      $ 52,243
Loss from continuing operations       (5,133)         (407)       (1,083)       (6,623)
Identifiable assets                   67,495        10,290           440        78,225
Capital expenditures                     129            63            --           192
Depreciation and amortization            233            50             4           287
Interest expense, net                    216            16            --           232

Three months ended March 31, 2003:


                                     Travel      Technology
                                    Services      Solutions     Corporate      Total
                                    --------      ---------     ---------     --------
Revenue                             $ 15,514      $  2,146      $     --      $ 17,660
Loss from continuing operations          (39)         (183)         (370)         (592)
Identifiable assets                    6,265         9,554         1,627        17,446
Capital expenditures                      10             4            --            14
Depreciation and amortization             25            50             4            79
Interest expense (income), net            27             1            20            48

Nine months ended March 31, 2004:


                                     Travel      Technology
                                    Services      Solutions       Corporate         Total
                                    --------      ---------     ---------     --------
Revenue                             $ 100,116      $  10,121      $      --      $ 110,237
Loss from continuing operations        (5,542)          (574)        (3,054)        (9,170)
Identifiable assets                    67,495         10,290            440         78,225
Capital expenditures                      148             81             --            229
Depreciation and amortization             373            164             12            549
Interest expense, net                     455             59              8            522

Nine months ended March 31, 2003:


                                              Travel      Technology
                                             Services      Solutions     Corporate       Total
                                             --------     ----------    ----------    ---------
Revenue                                      $ 44,315     $  7,851      $     --      $ 52,166
Income (loss) from continuing operations          687         (287)         (787)         (387)
Identifiable assets                             6,265        9,554         1,627        17,446
Capital expenditures                              142           67            --           209
Depreciation and amortization                      68          171            10           249
Interest expense (income), net                     99          (12)           62           149

NOTE 11: SUBSEQUENT EVENT

     On April 21, 2004 Robert H. Brooks, Chairman of Hooters of America, Inc., Hooters Air and Pace Airlines, Inc. joined the Company's Board of Directors. Pace Airlines, Inc., a charter airline company, charters planes to the Company's travel services division. In addition, Mr. Brooks made an investment in the Company of $1,000,000 in cash and a waiver of the requirement of delivery of a letter of credit in the amount of $1,000,000 to Pace Airlines. In exchange, the Company issued 1,250,000 restricted shares of Common Stock and a warrant to purchase 1,250,000 restricted shares of Common Stock at an exercise price of $2.44 per share.

     During April 2004, the Company issued an additional 50,000 restricted shares of Common Stock and the technology solutions business paid an additional $9,000 related to the SchoolWorld Software purchase (see Note 2).

     On May 11, 2004, the Company announced that it had signed a definitive agreement to acquire Response Personnel, Inc., RPI Professional Alternatives, Inc., RPI Services, Inc., Response Medical Staffing of Connecticut, Inc., and Response Medical Staffing of New Jersey, Inc. (collectively, "RPI"). The closing of the transaction is subject to obtaining third-party consents, closing on financing commitments, and other customary closing conditions.

NOTE 12. COMMITMENTS AND CONTINGENCIES

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

Overview

The following table summarizes results of operations for the three and nine months ended March 31, 2004 and 2003 (in thousands):


                                                                    Three Months Ended         Three Months Ended
                                                                      March 31, 2004              March 31, 2003
                                                                  -----------------------     -----------------------
                                                                                   % of                        % of
                                                                                Revenue                     Revenue

Revenue:

Services                                                          $  49,235          94.2%    $  15,719          89.0%
Product sales                                                         3,008           5.8%        1,941          11.0%
                                                                  -----------------------     -----------------------
           Total revenue                                             52,243         100.0%       17,660         100.0%
                                                                  -----------------------     -----------------------
Cost of revenue:

Services                                                             48,431          92.7%       14,876          84.2%
Product sales                                                         2,840           5.4%        1,700           9.6%
                                                                  -----------------------     -----------------------
           Total cost of revenue                                     51,271          98.1%       16,576          93.9%
                                                                  -----------------------     -----------------------

           Gross profit                                                 972           1.9%        1,084           6.1%
                                                                  -----------------------     -----------------------
Selling, general and administrative expenses - other expenses
    related to issuance of stock options and warrants                   576           1.1%           --           0.0%
Selling, general and administrative expenses - other                  6,309          12.1%        1,553           8.8%
Goodwill impairment                                                     200           0.4%           --           0.0%
Depreciation and amortization                                           287           0.5%           79           0.4%
                                                                  -----------------------     -----------------------
           Operating costs and expenses                               7,372          14.1%        1,632           9.2%
                                                                  -----------------------     -----------------------

           Operating loss                                            (6,400)       -12.3%          (548)        -3.1%

Interest expense, net                                                   232           0.4%           48           0.3%
Gain on investments, net                                                 --           0.0%           (8)          0.0%
Loss on disposal of assets                                               --           0.0%           25           0.1%
Other income                                                             --           0.0%           (4)          0.0%
Equity in earnings of joint ventures                                     (9)          0.0%          (17)        -0.1%
                                                                  -----------------------     -----------------------

           Loss from continuing operations                           (6,623)       -12.7%          (592)        -3.4%
Loss from discontinued operations net of minority interest           (1,548)        -3.0%          (802)        -4.5%
                                                                  -----------------------     -----------------------

Net loss                                                          $  (8,171)       -15.6%     $  (1,394)        -7.9%
                                                                  =======================     =======================



                                                                    Nine Months Ended            Nine Months Ended
                                                                       March 31, 2004              March 31, 2003
                                                                  -----------------------     -----------------------
                                                                                   % of                       % of
                                                                                Revenue                    Revenue

Revenue:

Services                                                          $ 100,424          91.1%    $  44,887          86.0%
Product sales                                                         9,813           8.9%        7,279          14.0%
                                                                  -----------------------     -----------------------
           Total revenue                                            110,237         100.0%       52,166         100.0%
                                                                  -----------------------     -----------------------
Cost of revenue:

Services                                                             96,135          87.2%       42,075          80.7%
Product sales                                                         8,574           7.8%        6,397          12.3%
                                                                  -----------------------     -----------------------
           Total cost of revenue                                    104,709          95.0%       48,472          92.9%
                                                                  -----------------------     -----------------------

           Gross profit                                               5,528           5.0%        3,694           7.1%
                                                                  -----------------------     -----------------------
Selling, general and administrative expenses - other expenses
    related to issuance of stock options and warrants                   773           0.7%           50           0.1%
Selling, general and administrative expenses - other                 11,891          10.8%        4,226           8.1%
Goodwill impairment                                                   1,200           1.1%           --           0.0%
Depreciation and amortization                                           549           0.5%          249           0.5%
                                                                  -----------------------     -----------------------
           Operating costs and expenses                              14,413          13.1%        4,525           8.7%
                                                                  -----------------------     -----------------------

           Operating loss                                            (8,885)        -8.1%          (831)        -1.6%

Interest expense, net                                                   522           0.5%          149           0.3%
Gain on investments, net                                               (119)        -0.1%          (362)        -0.7%
Loss on disposal of assets                                               --           0.0%           54           0.1%
Other income                                                           (100)        -0.1%          (267)        -0.5%
Equity in earnings of joint ventures                                    (18)          0.0%          (18)          0.0%
                                                                  -----------------------     -----------------------

           Loss from continuing operations                           (9,170)        -8.3%          (387)        -0.7%
Loss from discontinued operations net of minority interest           (7,928)        -7.2%        (1,688)        -3.2%
                                                                  -----------------------     -----------------------

Net loss                                                          $ (17,098)       -15.5%     $  (2,075)        -4.0%
                                                                  =======================     =======================

Nine Month Periods Ended March 31, 2004 and March 31, 2003

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

The Company's consolidated revenues for the nine months ended March 31, 2004 were $110,237,000 compared to $52,166,000 in the same period a year ago, an increase of $58,071,000 or 111.3%. The Acquired Businesses accounted for $57,123,000 of the increase of sales in the period ending March 31, 2004. The revenues of the Existing Business increased $948,000 from the same period a year ago.

Gross profit for the nine months ended March 31, 2004 was $5,528,000, compared to $3,694,000 for the same period a year ago, an increase of $1,834,000 or 49.6%. The increase is primarily attributable to the Acquired Businesses. Gross profit, as a percentage of sales declined to 5.0% for the nine months ended

March 31, 2004 from 7.1% for the same period a year ago. Gross margin percentage declined in both the Travel Services and Technology Solutions segments.

In the nine months ended March 31, 2004, the Company reported non-cash expense of $773,000 related to the issuance of common stock and warrants for services. In the nine months ended March 31, 2003, the Company reported non-cash expense of $50,000 related to warrants issued for the settlement of contracts with two service providers.

Selling, general and administrative expenses-other ("SG&A-other") in the nine months ended March 31, 2004 was $11,871,000 compared to $4,238,000 in the comparable period a year ago. The primary reason for the increase is the addition of the SG&A-other of the Acquired Businesses. SG&A-other was 10.8% of revenue in the nine months ended March 31, 2004 compared to 8.1% of revenue in the same period a year ago.

In the nine months ended March 31, 2004, the Company recognized an impairment of goodwill of $1,200,000.

The Company's depreciation and amortization expense in the nine month period ended March 31, 2004 was $549,000 compared to $249,000 in the same period a year ago. The increase is primarily due to fixed asset additions of the Acquired Businesses.

In the nine month period ended March 31, 2004, the Company incurred $522,000 of net interest expense related to its debt portfolio compared to $149,000 in the same period a year ago. The increase in interest expense is primarily due to the new debt related to the Travel Business segment.

In the nine month period ended March 31, 2004, the Company recognized a gain on investments of $119,000 relating to the conveyance of LFSI stock for services. In the nine month period ended March 31, 2003, the Company recorded a net gain on investments of $362,000 of which $208,000 relates to the Company's sale of LFSI stock.

In the nine month period ended March 31, 2004, the Company recorded other income of $100,000 compared to $267,000 of other income in the same period a year ago. The Company's technology solutions business recorded a $100,000 amount to other income related to a prior project in the nine month period ended March 31, 2004. The Company's travel services business received $263,000 in grant proceeds in the nine months ended March 31, 2003 from a government assistance program designed to provide grants to companies whose businesses were directly impacted by the events of September 11, 2001.

In the nine month period ended March 31, 2004, the Company incurred a loss from discontinued operations of $7,928,000 compared to $1,688,000 in the same period a year ago. During the quarter ended March 31, 2004, the Company's Board of Director's authorized the disposition of its investment in LFSI. Accordingly the operations of LFSI are included in discontinued operations for all periods presented.

Three Month Periods Ended March 31, 2004 and March 31, 2003

The Company's consolidated revenues for the quarter ended March 31, 2004 were $52,243,000 compared to $17,660,000 in the same period a year ago. The Acquired Businesses accounted for $34,004,000 of the increase in the period ending March 31, 2004. The revenues of the Existing Business increased $579,000 from the same period a year ago.

Gross profit for the three months ended March 31, 2004 was $972,000, compared to $1,084,000 for the same period a year ago. Gross profit, as a percentage of sales, decreased significantly to 1.9% for the three months ended March 31, 2004 from 6.1% for the same period a year ago. The percentage decline is primarily attributable to the Acquired Businesses of the Travel Segment.

In the three months ended March 31, 2004, the Company reported non-cash expense of $576,000 related to the issuance of warrants for services compared to zero in the comparable period a year ago.

Selling, general and administrative expenses-other ("SG&A-other") in the quarter ended March 31, 2004 was $6,297,000 compared to $1,565,000 in the comparable period a year ago. The primary reason for the increase is the addition of the SG&A-other of the Acquired Businesses. SG&A-other was 12.1% of revenue in the quarter ended March 31, 2004 compared to 8.9% of revenue in the same period a year ago.

The Company's depreciation and amortization expense in the quarter ended March 31, 2004 was $287,000 compared to $79,000 in the same period a year ago. The increase is primarily due to fixed asset additions of the Acquired Businesses.

In the quarter ended March 31, 2004, the Company incurred $232,000 of net interest expense related to its debt portfolio compared to $48,000 in the same period a year ago. The increase in interest expense is primarily due to the new debt related to the Travel Business segment.

In the quarter ended March 31, 2004, the Company did not recognize a gain on investments. In the quarter ended March 31, 2003, the Company recognized a net gain on investments of $8,000 related to a loss on non-cash market adjustments of common stock purchase warrants.

In the three month period ended March 31, 2004, the Company incurred a loss from discontinued operations of $1,548,000 compared to $802,000 in the same period a year ago. During the quarter ended March 31, 2004, the Company's Board of Director's authorized the disposition of its investment in LFSI. Accordingly the operations of LFSI are included in discontinued operations for all periods presented.

Continuing Operations of Business Segments

The following table summarizes results of continuing operations by business segment for the three and nine months ended March 31, 2004 and 2003 (in thousands):

                          Three Months Ended March 31, 2004       Three Months Ended March 31, 2003
                          ---------------------------------       ---------------------------------

                                       Gross         Income                     Gross          Income
                          Revenue      Profit        (Loss)       Revenues      Profit         (Loss)
                         --------     --------      --------      --------     --------      --------
Travel Services          $ 48,876     $    507      $ (5,133)     $ 15,514     $    769      $    (39)
Technology Solutions        3,367          465          (407)        2,146          315          (183)
Corporate                      --           --        (1,083)           --           --          (370)
                         --------     --------      --------      --------     --------      --------
                         $ 52,243     $    972      $ (6,623)     $ 17,660     $  1,084      $   (592)
                         ========     ========      ========      ========     ========      ========


                          Nine Months Ended March 31, 2004         Nine Months Ended March 31, 2003
                          --------------------------------         --------------------------------

                                       Gross         Income                     Gross          Income
                          Revenue      Profit        (Loss)       Revenues      Profit         (Loss)
                         --------     --------      --------      --------     --------      --------
Travel Services          $100,116     $  4,204      $ (5,542)     $ 44,315     $  2,588      $    687
Technology Solutions       10,121        1,324          (574)        7,851        1,106          (287)
Corporate                      --           --        (3,054)           --           --          (787)
                         --------     --------      --------      --------     --------      --------

                         $110,237     $  5,528      $ (9,170)     $ 52,166     $  3,694      $   (387)
                         ========     ========      ========      ========     ========      ========



* Prior information for the Call Center segment is now incorporated with the Travel Services segment. The Home Technology segment was discontinued during the quarter ended March 31, 2004.

Travel Services

The Company's travel services business generated revenues in the third quarter and the first nine months of fiscal year 2004 of $48,876,000 and $100,116,000 compared to $15,514,000 and $44,315,000 in the same periods a year ago. The Acquired Businesses accounted for $33,007,000 and $55,446,000 of the increase in the third quarter and the first nine months of fiscal year 2004, while the Existing Business revenues increased slightly. The Existing Business increase relates to an increase in ad hoc programs.

Gross profit for the Company's travel services business in the third quarter and the first nine months of fiscal year 2004 were $507,000 and $4,204,000 compared to a gross profit of $769,000 and $2,588,000 in the same periods a year ago. The gross profit percentage decreased from 5.0% to 1.0% for the third quarter and from 5.8% to 4.2% for the nine months ended March 31, 2004 when compared to the same periods a year ago. The significant decrease in gross profit percentage was primarily due to the Acquired Business' rising fuel costs and increased competition in key markets resulting in heavily discounted vacation packages.

This business generated losses in the third quarter and the first nine months of fiscal year 2004 of $5,133,000 and $5,542,000 compared with a loss of $39,000 and income of $687,000 in the same periods a year ago. The increase in losses is primarily due to the Acquired Businesses.

Technology Solutions

The Company's technology solutions business generated revenues in the third quarter and the first nine months of fiscal year 2004 of $3,367,000 and $10,121,000 compared to $2,146,000 and $7,851,000 in the same periods a year ago. The Acquired Business accounted for $998,000 and $1,677,000 of the increase in the third quarter and the first nine months of fiscal year 2004. The Existing Business generated an increase in revenues for the nine months ended March 31, 2004 of approximately $592,000 due to an increase in the number of schools serviced and an increase in existing school orders.

Gross profit for the Company's technology solutions business in the third quarter and the first nine months of fiscal year 2004 were $465,000 and $1,324,000 compared to a gross profit of $315,000 and $1,106,000 in the same periods a year ago. The gross profit percentage declined slightly from 14.1% to 13.1% for the first nine months of fiscal 2004 compared to the same period a year ago. This decrease was due to a lower gross margin on several large orders.

This business generated losses in the third quarter and the first nine months of fiscal year 2004 of $407,000 and $574,000 compared with losses of $183,000 and $287,000 in the same periods a year ago. The increase in losses is primarily from costs incurred integrating the new acquisition as well as interest expense related to a line of credit that was in place for only one month during the nine month period ending March 31, 2003.

Corporate

Corporate incurred losses in the third quarter and the first nine months of fiscal year 2004 of $1,083,000 and $3,054,000 compared with losses of $370,000 and $787,000 in the same periods a year ago. The increase in loss is due primarily to a goodwill impairment of $1,000,000 and increases in insurance, public relations, legal fees, and salaries and benefits as well as a decrease in gain from investments in the current fiscal year as compared to last fiscal year.

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

Liquidity and Capital Resources

The Company's net loss for the nine months ended March 31, 2004 of $17,098,000, was offset by an increase to shareholders' equity related to the sale of Common Stock and Warrants, with net proceeds of $5,020,000, the issuance of Warrants for legal fees and other services valued at $773,000, the exercise of Warrants for $3,000, the issuance of Company Stock of $380,000 for a business acquisition, and debt and accounts payable conversions totaling $880,000, resulting in a net decrease in shareholders' equity of $10,042,000 for the nine months ended March 31, 2004.

For the nine months ended March 31, 2004, operations used $3,429,000 of cash primarily due to the travel services use of cash in the scheduling of flights. For the nine months ended March 31, 2004, net cash used by investing activities was $380,000 due primarily to business acquisitions. For the nine months ended March 31, 2004, net cash provided by financing activities was $4,966,000 due primarily to the Company receiving $5,023,000 through the sale of the Company's Common Stock. At March 31, 2004, the Company had a working capital deficit of $18,292,000. At March 31, 2004 the Company held cash and cash equivalents of $1,965,000 and investments of $466,000.

The Company experienced an operating loss from continuing operations of $9,170,000 during the first nine months of fiscal 2004. The Company's working capital deficit of $18,292,000 is substantially due to accounts payable and accrued expenses of $21,957,000 and unearned income of $39,798,000; these are only partially offset by $37,666,000 of restricted cash and $7,591,000 of prepaid expenses. A substantial portion of these amounts are from the Acquired Businesses of the travel services segment which operates at higher dollar volume than RCG has experienced historically. The Company is currently exploring additional sources of liquidity, including debt and equity financing alternatives, to provide additional cash to support operations, working capital and capital expenditure requirements for the next 12 months and to meet the scheduled debt repayments. Additionally, the Company plans on negotiating with its debt holders to extend some or all of this debt. If (i) we are unable to grow our business or improve our operating cash flows as expected, (ii) we suffer significant losses on our investments or operations, (iii) we are unable to realize adequate proceeds from investments or (iv) we are unsuccessful in extending a substantial portion of the debt repayments, then we will need to secure alternative debt or equity financing to provide us with additional working capital. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flow from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of its then current stockholders would be diluted.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations as of March 31, 2004 (in thousands):

                                                             Prior to       April 1, 2005      April 1, 2007    April 1, 2009
                                              Total       March 31, 2005  to March 31, 2007  to March 31, 2009  and thereafter
                                         -------------------------------------------------------------------------------------
Purchase obligations                     $       49,886   $       43,411    $        6,475    $           --    $           --
Long-term notes payable                          11,650               --             3,675             1,500             6,475
Operating and capital lease obligations           8,107            1,449             2,524             2,719             1,415
                                         -------------------------------------------------------------------------------------
                                         $       69,643   $       44,860    $       12,674    $        4,219    $        7,890
                                         -------------------------------------------------------------------------------------


Critical Accounting Policies

Determination of certain amounts in the Company's financial statements requires the use of estimates. These estimates are based upon the Company's historical experiences combined with management's understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. Discussed below are the accounting policies considered by management to require the most judgment and to be critical in the preparation of the financial statements.

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $237,000 and $112,000 at March 31, 2004 and March 31, 2003, respectively.

Goodwill - Goodwill is tested for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The test for impairment requires the Company to make several estimates about fair value, most of which are based on projected future cash flows. The estimates associated with the goodwill impairment tests are considered critical due to the judgments required in determining fair value amounts, including projected future cash flows. Changes in these estimates may result in the recognition of an impairment loss.

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

ITEM 2. CHANGES IN SECURITIES

                                                                  Common Stock
                                                             Issued and Outstanding
                                                             ----------------------
Balance at December 31, 2003                                        18,593,004
  Shares issued for investor relations                                 440,000
  Private placement at $.25 per share to an accredited investor*       250,000
  Warrants exercised at $.50 per share                                   6,000
                                                                    ----------
Balance at March 31, 2004                                           19,289,004
                                                                    ==========

     * Shares issued pursuant to an agreement dated April 2003. As of March 31, 2004, 250,000 shares remain unissued.


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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

None

ITEM 5. OTHER INFORMATION

 On May 11, 2004, the Company announced it signed a definitive agreement to acquire Response Personnel, Inc., RPI Professional Alternatives, Inc., RPI Services, Inc., Response Medical Staffing of Connecticut, Inc., and Response Medical Staffing of New Jersey, Inc. The closing of the acquisition is subject to third party consents, closing on financial commitments and other customary closing conditions. Included in Item 6 is a copy of the agreement (Exhibit 10.16).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.16 Stock Purchase Agreement dated as of May 11, 2004 by and among WTI Acquisition, Inc., RCG Companies Incorporated and Stockholders of Response Personnel, Inc. and Affiliates

      31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Principal Financial

      31.2  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Financial Reports on Form 8-K and 8-K/A

(i) The Company filed the following reports on Form 8-K and 8-K/A with the Securities and Exchange Commission ("SEC") during the quarter ended March 31, 2004:

      (a)   on January 9, 2004 filed a report containing financial and pro forma
            financial   information  relating  to  the  previously  filed  Asset
            Purchase of "Vacation Express" and "Suntrips";

      (b) on January 20, 2004 filed a report containing audited financial information relating to the previously filed Asset Purchase of "Vacation Express" and "Suntrips";

      (c) on February 9, 2004 filed a report containing a press release relating to the Company's update on its recent acquisition of Vacation Express and Suntrips;

      (d) on February 24, 2004 filed a report containing a press release relating to financial results for the three and nine month periods ending December 31 2003;

      (e) on February 27, 2004 filed a report dismissing Crisp Hughes Evans LLP as its independent auditors

      (f) on March 3, 2004 filed a report amending the report in item (e) in order to add a date; and

      (g) on March 23, 2004 filed a report containing a press release relating to the Company's letter of intent to acquire Response Personnel, Inc., RPI Professional Alternatives Inc. and Career Advisors, Inc. (collectively, "Response").

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RCG Companies Incorporated

Date: May 20, 2004                    By: /s/ Michael D. Pruitt
                                          --------------------------------------
                                          Michael D. Pruitt
                                          President and Chief Executive Officer

                                               (Principal executive officer)


                                      By: /s/ William W. Hodge

                                          --------------------------------------
                                          William W. Hodge
                                          Chief Financial Officer
                                          (Principal financial officer)