Form 10-K
period 2004-06-30
RCG COMPANIES INC
filed 2004-10-14
CIK 722839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004            Commission file number 1-8662

                           RCG Companies Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                DELAWARE                                                        23-2265039
--------------------------------------------------------------------------      --------------------------------------------
     (State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)

              6836 MORRISON BLVD, SUITE 200, CHARLOTTE, NC                                      28211-2668
--------------------------------------------------------------------------      --------------------------------------------
                (Address of principal executive offices)                                        (Zip Code)

Registrant's telephone number (704) 366-5054

Securities registered under Section 12(b) of the Exchange Act:

           Title of each class                                                 Name of each exchange on which registered
      Common Stock, par value, $0.04                                                    American Stock Exchange
-------------------------------------------                              ------------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K, Section 229.405 of this chapter, is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive Proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
YES |X|                                 NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12 b-2). YES [ ] NO |X|

As of December 31, 2003, which was the last business day of the registrant's most recently completed second quarter, 18,461,790 common shares were outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the American Stock Exchange) held by nonaffiliates was approximately $33 million. Shares of Common Stock held, directly or indirectly, by each director and executive officer of the Company, have been excluded in that such persons are deemed to be affiliated.

Documents Incorporated by Reference

Portions of registrant's definitive proxy statements, which will be filed with the Commission not later than 120 days after June 30, 2004, are incorporated into Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                       Page
                                                                                                                       ----
Item 1.       Business....................................................................................................3
Item 2.       Properties.................................................................................................10
Item 3.       Legal Proceedings..........................................................................................10
Item 4.       Submission of Matters to a Vote of Security Holders........................................................10

                                     PART II

Item 5.       Market for the  Registrant's  Common Equity,  Related  Stockholder  Matters,  and Issuer  Purchases of Equity
              Securities.................................................................................................11
Item 6.       Selected Financial Data....................................................................................13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations......................14
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.............................................18
Item 8.       Financial Statements and Supplementary Data................................................................19
Item 9.       Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......................45
     Item 9A.     Controls and Procedures................................................................................45
     Item 9B.     Other Information......................................................................................45

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.........................................................46
Item 11.      Executive Compensation.....................................................................................46
Item 12.      Security Ownership of Certain Beneficial Owners and Management.............................................46
Item 13.      Certain Relationships and Related Transactions.............................................................46
Item 14.      Principal Accountant Fees and Services.....................................................................46

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules....................................................................47
              Signatures

--------------------------------------------------------------------------------
                                     PART I
--------------------------------------------------------------------------------

"SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Certain statements contained in this report, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing governmental regulations and changes in or the failure to comply with, governmental regulations; adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this report. Certain of these factors are discussed in more detail elsewhere in this report. Given these uncertainties, readers of this report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Item 1.       Business

RCG Companies Incorporated and its subsidiaries ("RCG", "We" or the "Company") is a network of travel and technology services companies brought together under one operating company to benefit from synergistic relationships and the infusion of intellectual and capital resources. The Company is engaged in the operation of travel services and technology solutions businesses. Incorporated in 1982, RCG is a Delaware corporation headquartered in Charlotte, North Carolina. The Company's fiscal year ends on June 30.

On November 14, 2003, the Company changed its name from eResource Capital Group, Inc. to RCG Companies Incorporated to better reflect the nature and evolution of the Company's business strategy. In fiscal year 2001, the Company brought in new executive management and modified its business plan to focus on acquiring and enhancing travel and technology services companies. The Company also brought in new management to its aviation business and completed the acquisition of an aviation services company that, together, have expanded that business into a highly specialized travel organization that delivers a unique turnkey air service. The Company has increased its focus on the travel sector and plans to continue to operate, enhance and acquire substantial interests in the value of expansion phase companies operating in the travel sector.

Through its wholly owned subsidiary, Flightserv, Inc. ("Flightserv"), RCG concluded the acquisition of substantially all of the assets and liabilities of VE Holdings, Inc. ("Vacation Express") and SunTrips, Inc. ("SunTrips") (the "Acquired Companies"), effective October 31, 2003. These acquired companies were integrated into Flightserv, the Company's existing travel services business, to form its largest operating segment. The Company had previously provided services to the Acquired Companies.

The Acquired Companies provide specialized distribution of leisure travel products and services. Vacation Express, based in Atlanta, Georgia, sells air and hotel packages to Mexican and Caribbean destinations. SunTrips, based in San Jose, California, sells air and hotel packages for Mexico, the Dominican Republic, Costa Rica, Hawaii and the Azores. The flights originate in Oakland, California and/or Denver, Colorado.

Logisoft Corp. ("Logisoft"), the Company's technology solutions business, provides integrated products and services to assist customers in meeting their strategic technology initiatives. Our products and services include distribution of third-party-published software titles for the educational market and corporate customers, full-service Internet development, Internet Web site hosting and co-location, and Internet business development services encompassing partner-site management and marketing. In our Internet business development and marketing services business, we generally participate in the development and implementation of the business plan in exchange for revenue-sharing and/or equity-based arrangements.

On November 5, 2003, Logisoft completed the acquisition of SchoolWorld Software, a Pittsburgh, Pennsylvania-based educational software company.

During the third quarter of 2004, the Company's Board of Directors (the "Board") authorized the disposition of the Company's investment in Lifestyle Innovations, Inc. ("LFSI"), a full-service home technology integration company. Accordingly, the operations of LFSI were reclassified to "discontinued operations" for all periods presented. During the fourth quarter, the Company contributed approximately 4 million shares to the treasury of LFSI, a substantial portion of which were reissued to certain LFSI investors to settle certain contingent claims. LFSI also issued other shares, which resulted in RCG's interest in LFSI being reduced to an effective 45.5% beneficial ownership. Considering the substantial reduction in ownership and the lack of control over LFSI, the investment in LFSI is now recorded using the equity method and is no longer a consolidated subsidiary. The change resulted in RCG restoring its negative carrying value during the forth quarter.

Factors Affecting Future Results and Forward-Looking Statements

The Company's business, results of operations and financial condition are subject to many risks, including those set forth below. The following discussion highlights some of these risks; others are discussed elsewhere herein or in other documents filed with the United States Securities and Exchange Commission ("SEC") by the Company. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions using currently available information. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, those set forth below.

       We received a going concern opinion from our independent auditors.

We received from our independent auditors and included in this report an opinion on our consolidated financial statements that expresses substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations and deficiencies in working capital and equity at June 30, 2004.

We may need to raise additional funds in order to continue to operate and grow our business.

If we are unable to grow our business or improve our operating cash flows as expected; if we suffer significant losses on our investments; or if we are unable to realize adequate proceeds from those investments, we will then need to secure alternative equity or debt financing to provide us with additional working capital. However, there can be no assurance that we will be able to complete such financing if required. If we raise funds through debt financing, then we will incur additional interest expense going forward. If we raise additional funds by issuing additional equity securities, then the percentage ownership of our current stockholders will be diluted. We cannot be certain that additional financing will be available when and to the extent required, or that, if available, it will be on acceptable terms. In addition, our ability to complete future financings may be affected by the market price of our common stock. If adequate funds are not available on acceptable terms, then we will be unable to continue to fund our existing businesses or planned expansion, or take other steps necessary to enhance our business or continue our operations.

          We have incurred operating losses; there can be no assurance that we will achieve or sustain profitability.

We have incurred operating losses since inception. Certain of our other operating businesses have incurred and continue to incur operating losses. We expect to continue to incur significant operating costs in connection with our efforts to expand our existing businesses and to grow through acquisitions. As a result of these costs and uncertain revenue growth, there can be no assurance that we will achieve or sustain profitability.

  The price of our Common Stock has been volatile; if the market price of our Common Stock decreases, stockholders may be unable to sell their common shares at a profit.

Both the stock market in general and the market for travel and technology services companies have recently experienced extreme volatility. Similarly, the per-share trading price of our Common Stock during the year ended June 30, 2004, as reported by the American Stock Exchange, fluctuated from a high of $2.74 to a low of $0.46. Fluctuations in the price of our Common Stock may occur, among other reasons, in response to:

      o     Operating results;
      o     Regulatory changes;
      o     Economic changes;
      o     Market valuation of firms in related businesses; and
      o     General market conditions.

In addition, the volume of shares of our Common Stock bought and sold on any trading day has been subject to wide fluctuations, which also contributes to fluctuations in the trading price of our Common Stock. The trading price of our Common Stock could continue to be subject to wide fluctuations in response to these or other factors, many of which are beyond our control.

    We may be unable to maintain our listing on the American Stock Exchange; if we are delisted, the trading of our Common Stock could be more difficult.

Our Common Stock is presently listed and trading on the American Stock Exchange (the "Exchange"). The Company believes that it meets the standards for continued listing but such a determination is subjective and no assurance can be given that the Exchange will agree or that our Common Stock will be trading on the Exchange at the time that the stockholders are able to sell shares under applicable securities laws. If our Common Stock is delisted from the Exchange, trading in our securities could be more difficult, and trading of our common stock could be subject to the "penny-stock" rules.

            If we cannot integrate our recent or future acquisitions,
             we may be unable to successfully execute our strategy.

We anticipate that a portion of our future growth will be accomplished through acquisitions. The success of this plan depends upon our ability to:

      o     Identify suitable acquisition opportunities;
      o Effectively integrate acquired personnel, operations, products and technologies into our organization;
      o     Retain and motivate the personnel of acquired businesses;
      o     Retain customers of acquired businesses; and
      o Obtain necessary financing on acceptable terms or use our securities as consideration for acquisitions.

Turbulence in financial markets and the current U.S. economy may result in a diminished pool of companies that meet our criteria for acquisition. Even if we are successful in acquiring companies, we may be unable to integrate them into our business model or achieve the expected synergies.

      Our acquisition strategy has and will continue to dilute our current stockholders' ownership.

Our acquisition strategy contemplates that we will continue to issue shares of our securities to make strategic acquisitions and attempt to grow our business. Each of the acquisitions that we complete in the future involving the issuance of securities will further dilute our current stockholders' ownership interest in the Company.

             We face competition from other acquirors and investors, which may prevent us from realizing strategic opportunities.

We plan to acquire or invest in existing companies to fulfill our business plan. In pursuing these opportunities, we face competition from other capital providers and operators of companies, including publicly traded companies, venture capital companies and large corporations. Some of these competitors have greater financial, operational and human resources than we do. This competition may limit our opportunity to acquire interests in companies that we believe could help us fulfill our business plan and increase our value.

Our growth places strain on our managerial, operational and financial resources.

Our growth has placed, and is expected to continue to place, a significant strain on our managerial, operational and financial resources. Further growth will increase this strain on our managerial, operational and financial resources, which may inhibit our ability to successfully implement our business plan.

                    We depend on certain important employees;
            the loss of any of those employees may harm our business.

Our performance is substantially dependent on the performance of our executive officers and other key employees. The familiarity of these key employees with their respective industries makes those employees especially critical to our success. In addition, our success is dependent on our ability to attract, train, retain and motivate high quality personnel, especially for our management team. The loss of the services of any of our executive officers or key employees may harm our business. Our success also depends on our continuing ability to attract, train, retain and motivate other highly qualified technical and managerial personnel. Competition for such personnel is intense and our limited resources are likely to make it more difficult for us to attract and retain such personnel.

                     We depend on certain airline contracts.

The Company's travel services business generally contracts with three carriers for charter tour operator contracts. While this concentration generally reduces the costs of the carrier service, if one or more of these carriers are unable to perform under its contract, our travel services business may experience service interruptions that could reduce its revenue. Additionally, the Company's travel services business may be forced to replace such a carrier, which could result in higher operating costs for the carrier services, thereby reducing profitability.

Future events similar to those of September 11, 2001 may have an adverse effect on our businesses.

The terrorist attack against the United States on September 11, 2001 produced great uncertainty in the economy in general and in the aviation industry in particular. Industry reports indicate that these events are still having a negative impact on the air travel industry. These events may drastically alter the long-term demand for charter services. In addition, these events may lead the Federal Aviation Administration to place additional restrictions on charter flight operators, which may increase the cost of private charter services. The long-term impact of these events on the aviation industry and the chartered services segment of that industry are not known. These events could have a material adverse effect on our travel services business including the operation of our charter hub service through Atlanta, Georgia.

Also, additional terrorist attacks against the United States could produce uncertainty in the financial markets, which could negatively affect economic performance of the United States. These events could also have a material adverse effect on our businesses.

                 Travel services contracts may result in losses.

The Company actively pursues opportunities to operate scheduled and ad-hoc charter service outside of its two primary travel services contracts with major tour operators, in order to utilize capacity on aircraft that it has under contract. These programs often require the Company to provide such services for a fixed fee or with limited ability to pass along increases in operating costs over the amounts estimated during the bid process. If actual operating costs are higher than forecast, the Company may lose money on such programs and these losses may exceed the operating profit generated on other travel services contracts. Management believes that passenger demand was significantly adversely affected by the war in Iraq, which coincided with the startup of some of the scheduled Interstate Jet service.

 Government regulation of the travel industry could impact our travel services'
                              business operations.

Certain segments of the travel industry are regulated by the United States Government and, while we are not currently required to be certified or licensed under such regulation, certain services offered by our travel services business are affected by such regulation. Charter flights operators, upon which our travel services business depends, are subject to vigorous and continuous certification requirements by the Federal Aviation Administration. Changes in the regulatory framework for charter aviation travel could adversely affect our travel services business' operations and financial condition.

Our travel services business faces intense competition from the travel industry.

We provide leisure vacation packages and charter jet travel and face intense competition from commercial airlines for the potential customers who travel to these locations and other locations that we may serve in the future. These commercial airlines have greater resources, marketing efforts and brand equity than we do and they offer a potential customer more flights to these locations. Furthermore, travelers have numerous choices of location when choosing travel destinations. Since we offer only limited travel destinations, we face intense competition from travel agents, commercial airlines, hotels, resorts, casinos and other organizations in the travel industry that offer alternative travel destinations to those offered by us. Such competitors possess far greater capital and human resources, marketing efforts and brand equity than we do. If we are unable to compete effectively with these various competitors in the travel industry, we may not be able to maintain profitability.

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

           Our technology solutions business may be unable to keep up with the continuous technological change in its market.

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

 The exercise of outstanding options, warrants and convertible preferred stock could substantially dilute existing stockholders and could have a negative effect on our stock price.

We have adopted the RCG Companies Incorporated Stock Option Plan (the "Plan") and our stockholders have authorized the issuance of options to acquire up to 20,000,000 shares of Common Stock under the Plan. As of June 30, 2004, we have outstanding options for 2,261,657 shares, under the Plan that have been granted to our officers, directors, employees and other service providers of which options for 1,831,243 shares are vested. There have been zero options exercised for fiscal year 2004 of Common Stock that were issued under the Plan. In addition to options issued under the Plan, we currently have outstanding warrants as of June 30, 2004 for 6,421,963 shares, including 6,000 that were exercised during this fiscal year. Our outstanding options and warrants have exercise prices ranging from $0.28 to $28.00. As of the filing date, we currently have outstanding convertible preferred shares for 4,574,468.09 common shares at a conversion price of $.94 per share, none of which have been converted as of the filing date. The exercise of these options, warrants or preferred shares will dilute the percentage ownership of our current stockholders and the potential sale of shares issued upon the exercise of these warrants, options or preferred shares could have a negative impact on the market price of our Common Stock.

 The future sales of restricted securities could have a negative effect on our stock price.

The market price of our Common Stock could be negatively affected by the future sale of shares of restricted Common Stock, including shares of restricted Common Stock underlying options and warrants that have been or will be issued by us. As of June 30, 2004 and June 30, 2003, approximately 4,800,000 of our 21,289,004, and 2,100,000 of our 13,948,160, respectively, issued and outstanding shares of Common Stock are believed to be restricted securities as defined in Rule 144 promulgated under the Securities Act or otherwise not available for trading by the public. Rule 144 provides generally that restricted securities must be held for a one-year period prior to resale and provides certain additional limitations on the sale of such shares, including limitations on the volume of such shares that a beneficial owner may sell in any three-month period thereafter. Generally, non-affiliated stockholders may sell restricted shares that have been held for at least two years without any limitations. In addition, Rule 145 permits the sale by non-affiliates of restricted securities issued in connection with certain business combinations one year after such shares are issued. As restricted shares become eligible for resale pursuant to Rule 144 or Rule 145, the number of sellers of our Common Stock could increase significantly and, as a result, the market price of our Common Stock could decrease.

Inability to Protect Intellectual Property Rights

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

Employees

At June 30, 2004, the Company had 347 full-time employees in its continuing businesses as follows.

Travel Services ..........................................................   307
Technology Solutions .....................................................    34
Corporate ................................................................     6
                                                                             ---
Total ....................................................................   347
                                                                             ===

The Company has no collective bargaining agreements with any unions and believes that overall relations with its employees are good.

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounts and audit guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

Item 2.       Properties

At June 30, 2004, the Company's continuing businesses leased office-building space as follows.

Business Segment               Locations                                  Sq. Ft.  Annual Rent  Termination
--------------------   ---------------------------------------------      -------  -----------  -----------
Travel Services        Atlanta, GA; San Jose, CA; Honolulu, HI             48,116   $1,034,148   Aug. 2010
Technology Solutions   Fairport, NY; Charlotte, NC; West Mifflin, PA       13,310   $  158,274   Dec. 2009
Corporate              Charlotte, NC                                        3,304   $   68,062   Sept. 2005

Management believes that all property occupied by the Company and its subsidiaries are adequately covered by insurance.

Item 3.       Legal Proceedings

In the ordinary course of business, the Company and its subsidiaries are involved from time to time in various claims and legal actions. In the opinion of management, the Company is not party to any legal proceedings the adverse outcome of which would have any material adverse effect on its business, its assets, or results of operations.

Item 4.       Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended June 30, 2004.

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's $.04 par value Common Stock ("Common Stock") is listed on the American Stock Exchange under the symbol "RCG". The prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The following table shows the high and low trading and closing prices of the Common Stock during the last two fiscal years as reported on the Exchange.

            Fiscal Year 2004            High             Low           Close
            ----------------           --------       --------       --------
First Quarter .....................    $   2.23       $   0.46       $   1.87
Second Quarter ....................        2.74           1.40           1.98
Third Quarter .....................        2.15           1.50           1.82
Fourth Quarter ....................        2.40           1.64           2.10



            Fiscal Year 2003            High             Low           Close
            ----------------           --------       --------       --------
First Quarter .....................    $   1.50       $   0.66       $   0.80
Second Quarter ....................        0.93           0.35           0.61
Third Quarter .....................        0.65           0.26           0.31
Fourth Quarter ....................        0.70           0.27           0.55

Dividends

The Company has never paid cash dividends and currently intends to retain any future earnings to expand its operations. Therefore, it is not contemplated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

Record Holders

The approximate number of record holders of the Company's Common Stock as of June 30, 2004 was 5,000.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Sales of Unregistered Securities

The following is a summary of Common Stock activity during the quarter ended June 30, 2004.

                                                                                                    Common Stock
                                                                                                     Issued and
                                                                                                    Outstanding
                                                                                                     -----------
Balance at March 31, 2004.............................................................................19,289,004
     Shares issued for debt conversion at $1.67 per share.............................................   450,000
     Private placement at $.25 per share to an accredited investor*...................................   250,000
     Shares issued for SchoolWorld acquisition........................................................    50,000
     Private placement at $.80 per share to an accredited investor**.................................. 1,250,000
                                                                                                     -----------
Balance at June 30, 2004..............................................................................21,289,004
                                                                                                     ===========

----------

* Shares issued pursuant to an agreement dated April 2003. As of June 30, 2004, this private placement is closed and $62,500 was recorded as a receivable. This amount was received on July 28, 2004.
** Strategic transaction concerning the substitution of a letter of credit

In fiscal year 2004, the Company issued options to purchase its Common Stock to employees and directors. Following is a summary of options issued in fiscal year 2004.

   Number of                   Exercise                                                                            Vesting
  Purchasable                  Price Per                      Grant                         Term                   Period
    Shares                       Share                        Date                         (Years)                (Months)
    ------                       -----                        ----                         -------                --------
      85,000.....................$0.55.........................7/1/2003......................10.......................12
      75,000.....................$0.60........................7/14/2003.......................7.......................48
      50,000.....................$1.90.........................1/4/2004.......................7.......................48
      30,000.....................$1.84........................2/10/2004.......................7........................4
      50,000.....................$1.84........................2/10/2004.......................7.......................48
------------
     290,000
============

All of the options indicated in the table above were granted under the Company's option plan, which was registered on Form S-8. The options were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

Item  6. Selected Financial Data

Financial Highlights

                                                                     Year Ended June 30
                                             2004 (1)          2003             2002             2001              2000
                                         -------------    -------------    -------------    -------------    -------------
Revenues .............................   $ 180,807,076    $  73,609,775    $  37,846,061    $  12,632,491    $      10,040
Loss from continuing
  operations .........................      (8,521,522)        (709,651)      (2,994,372)     (19,592,208)     (56,874,317)
Basic and fully diluted loss per share
  - continuing operations ............           (0.51)           (0.06)           (0.26)           (2.53)          (12.60)
Weighted average shares outstanding ..      16,799,540       12,661,743       11,520,096        7,740,503        4,513,792
Total assets .........................      84,294,008       27,098,092       26,598,415       18,139,782        8,315,477
Working capital (deficit) ............     (11,121,088)      (6,721,362)      (1,438,818)       1,286,120        4,451,007
Long-term liabilities ................       7,656,891          616,080        1,290,648          179,046               --

----------

(1) Includes the operations of recent acquisitions, see Note 1 to the financial statements in Item 8.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis should be read with the Consolidated Financial Statements.

OVERVIEW

Results of Continuing Operations

The following table summarizes results of continuing operations by business segment for each of the three fiscal years in the period ended June 30, 2004.

                                                                                  Year Ended June 30, 2004
                                                                                                               Loss from
                                                                                                               Continuing
                                                                     Revenue             Gross Profit          Operations
                                                                 -----------------     -----------------    -----------------
Travel Services................................................  $    165,394,996      $     10,842,456     $    (4,680,596)
Technology Solutions...........................................        15,412,080             1,908,737            (587,893)
Corporate......................................................                 -                     -          (3,253,033)
                                                                 -----------------     -----------------    -----------------
                                                                 $    180,807,076      $     12,751,193     $    (8,521,522)
                                                                 =================     =================    =================

                                                                                  Year Ended June 30, 2003
                                                                     Revenue             Gross Profit        Profit (Loss)
                                                                 -----------------     -----------------    -----------------
Travel Services................................................  $     62,607,443      $      3,545,793     $        887,882
Technology Solutions...........................................        11,001,598             1,546,162            (340,172)
Corporate......................................................               734                   734          (1,257,361)
                                                                 -----------------     -----------------    -----------------
                                                                 $     73,609,775      $      5,092,689     $      (709,651)
                                                                 =================     =================    =================

                                                                                  Year Ended June 30, 2002
                                                                                                               Loss from
                                                                                                               Continuing
                                                                     Revenue             Gross Profit          Operations
                                                                 -----------------     -----------------    -----------------
Travel Services................................................  $     27,272,819      $        971,926     $      (945,862)
Technology Solutions...........................................        10,294,141             1,922,854            (609,099)
Corporate......................................................           279,101               279,101          (1,439,411)
                                                                 -----------------     -----------------    -----------------
                                                                 $     37,846,061      $      3,173,881     $    (2,994,372)
                                                                 =================     =================    =================

Fiscal Year 2004 Compared with Fiscal Year 2003

The Company's revenue in the year ended June 30, 2004 was $180,807,076 compared to $73,609,775 in 2003. The acquisitions by the travel service business and the technology solutions business accounted for $105,755,169 and $3,032,993, respectively, of the increase. The revenues of the existing travel service business decreased $2,967,616, while the revenues of the existing technology solutions business increased $1,377,489.

Gross profit in 2004 was $12,751,193 compared to $5,092,689 in the prior year, an increase of $7,658,504. The acquisitions by the travel service business and the technology solutions business accounted for $8,369,679 and $416,543, respectively, of the increase. The gross profit of the existing travel service and technology solution businesses decreased $1,073,016 and $53,968, respectively. The Company reported a 7.1% overall gross profit percentage in 2004 as compared to 6.9% in 2003, which is not a substantial change.

Selling, general and administrative expenses in the year ended June 30, 2004 was $18,636,833 compared with $5,709,547 in fiscal year 2003, an increase of $12,927,286. This increase is due to expenses of the newly acquired businesses and increased staff in the travel services business to support its expanded charter operations, and partially offset by lower marketing expenses, due to the termination of the jet shuttle service and reduced corporate expenses. Selling, general and administrative expense other as a percentage of revenue increased from 8% to 10% of revenue in 2004.

The Company's depreciation and amortization expense in the year ended June 30, 2004 was $809,680 as compared with $363,852 in the prior year. The increase is primarily due to the acquisitions.

In fiscal year 2004, the Company incurred $841,642 of net interest expense as compared to $194,230 in the prior year. The increase is primarily due to the acquisition of the debt issued with the travel services business.

In the years ended June 30, 2004 and June 30, 2003, the Company recorded a net gain on investments of $119,682 and $277,268, respectively. These amounts consist of $0 and $89,604, respectively, relating to net losses on market value adjustments of stock purchase warrants offset by a net realized gain of $119,682 and $366,872, respectively, on sales of securities. These results are reported primarily in the corporate segment results. The Company's operating results for 2003 also include a loss of $54,195, primarily on the sale of two office units by the technology solutions business.

The Company's operating segments were tested for impairment at the end of fiscal year 2004. The fair value of the reporting units were estimated based upon the expected present value of future cash flows and comparison to similar companies.

The Company evaluates goodwill throughout the fiscal year and made an adjustment of $1,199,690 to write down the goodwill associated with its corporate and technology solutions segments. The decline in the fair value is attributed to a decrease in the forecasted profitability in the technology solutions segment and the corporate segment no longer performing investment advisory services.

The Company experiences significant seasonality in its travel services and limited seasonality in its technology solutions businesses. The seasonality in the travel services business is due to the higher level of vacation and charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount being recognized in the fourth quarter, due to the fact that the Company's fiscal year end coincides with the year end of many schools and universities. These customers are tied to strict budgets and normally purchase more software at the start and the end of their fiscal years.

Fiscal Year 2003 Compared with Fiscal Year 2002

The Company's revenue in the year ended June 30, 2003 was $73,609,775 compared to $37,846,061 in 2002. The increase of $35,763,714 or 94% in 2003 is primarily due to the travel services significant expansion of its charter aviation business as well as a 7% increase in technology solutions revenue. These increases were partially offset by corporate not earning fees for business advisory services in 2003.

Gross profit in 2003 was $5,092,689 compared to $3,173,881 in the prior year, an increase of $1,918,808 or 60%. The increase in 2003 is due to the gross profit generated by the expanded charter aviation business and elimination of the jet shuttle business, which operated at a gross margin deficit. The Company reported a 6.9% overall gross margin in 2003 as compared to 8.4% in 2002. The decrease in margin was due to travel services increase in the dollar amount as a proportion of consolidated gross profit.

Selling, general and administrative Common Stock-other in the year ended June 30, 2003 was $5,709,547 compared with $5,865,540 in fiscal year 2002. Selling, general and administrative expenses as a percentage of revenue were significantly reduced to 8% of revenue from 15% of revenue in 2002.

The Company's depreciation and amortization expense in the year ended June 30, 2003 was $363,852 as compared with $320,362 in the prior year. The increase is due primarily to the continuing expansion of the travel services segment.

In fiscal year 2003, the Company incurred $194,230 of net interest expense as compared to $128,345 in the prior year.

In the years ended June 30, 2003 and June 30, 2002, the Company recorded a net gain on investments of $277,268 and $146,475, respectively. These amounts consist of $89,604 and $476,185, respectively, relating to net losses on market value adjustments of stock purchase warrants offset by a net realized gain of $366,872 and $622,660, respectively, on sales of securities. These results are reported primarily in the corporate segment results. The Company's operating results for 2003 also include a loss of $54,195 on the sale of two office units by the technology solutions business.

The Company realized a gain of $575,824 on the sale of its discontinued commercial real estate business in the quarter ended September 30, 2001.

The Company's operating segments were tested for impairment at the end of fiscal year 2003. The fair value of the reporting units were estimated based upon the expected present value of future cash flows and comparison to similar companies.

In fiscal year 2002, the Company recorded the cumulative effect of a change in accounting principle of $693,000, increasing the Company's reported net loss, as a result of its implementation of FAS 142. This adjustment was recorded as of July 1, 2001.

The Company experiences some seasonality in its travel services and technology solutions businesses. The seasonality in the travel services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's technology solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount being recognized in the fourth quarter, due to the fact that the Company's year end coincides with the year end of many schools and universities. These customers are tied to strict budgets and normally purchase more software at the start and the end of their fiscal years.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of June 30, 2004 had a working capital deficit of $11,121,088. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional funding is necessary. The Company is exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally the Company is negotiating the restructure of its long-term debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Cash and cash equivalents were $6,596,076 and $807,834 at June 30, 2004 and June 30, 2003, respectively. At June 30, 2004, the Company had current assets of $57,806,513 as compared to $68,927,601 of total current liabilities, resulting in a working capital deficit of $11,121,088. At June 30, 2003, we had current assets of $8,492,428 as compared to $15,213,790 of total current liabilities, resulting in a working capital deficit of $6,721,363.

Cash and cash equivalents increased by $5,788,242 during 2004. Cash of $5,404,877, primarily from the sale of Common Stock, was provided from financing operations and $1,272,269 from operating activities, offset by $888,904 used in investing activities.

Cash of $1,272,269 was provided from operating activities during fiscal year 2004. The net loss of $12,112,568 for the year was offset by non-cash losses from discontinued operation of $3,591,046, other non-cash charges of $1,362,253 and an increase of $8,431,583 from the net operating assets and liabilities.

Non-cash charges of $1,362,253 consist primarily of $1,199,690 goodwill impairment, $809,720 in depreciation an amortization charges and issuance of Common Stock for services and contract settlement of $773,106, offset by $2,184,773 of amortization of an unfavorable airline contract.

The net increase in operating assets and liabilities of $8,431,538 was due significantly to the increase in unearned income of $12,985,949 and accounts payable and accrued expenses of $14,216,839, offset by an increase in restricted cash of $19,356,089.

The following table summarizes contractual obligations as of June 30, 2004 (in thousands).

                                                   Prior to         July 1, 2005         July 1, 2007       July 1, 2009
                                       Total      June 30, 2005     to June 30, 2007     to June 30, 2009    and thereafter
                                     ----------- ----------------- -------------------  ------------------- -----------------
Purchase obligations................ $   60,154  $         30,865  $           18,868   $           10,421  $              -
Long-term notes payable.............     11,250                 -               3,463                1,500             6,287
Operating and capital-
lease obligations...................     18,424             9,162               6,278                2,440               544
                                     ----------- ----------------- -------------------  ------------------- -----------------
                                     $   89,828  $         40,027  $           28,609   $           14,361  $          6,831
                                     =========== ================= ===================  =================== =================

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

Allowance for Doubtful Accounts - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $331,690 and $111,824 at June 30, 2004 and June 30, 2003, respectively.

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

Item  7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may result from the potential change in value of a financial instrument as a result of fluctuations in interest rates and market prices. We do not currently have any trading derivatives nor do we expect to have any in the future. We have established policies and internal processes related to the management of market risks, which we use in the normal course of our business operations.

Intangible Asset Risk

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at June 30, 2004, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

Commodity Price Risk

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

Item  8. Financial Statements and Supplementary Data

The following financial statements are contained in this Item 8.

      o     Report of Independent Registered Public Accounting Firm.
      o     Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003.
      o Consolidated Statements of Operations for the years ended June 30, 2004, June 30, 2003 and June 30, 2002.
      o     Consolidated Statements of Changes in Shareholders' Deficit for the
            years ended June 30, 2004, June 30, 2003 and June 30, 2002.
      o     Consolidated Statements of Cash Flows for the years ended June 30,
            2004, June 30, 2003 and June 30, 2002.
      o     Notes to the Consolidated Financial Statements.

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RCG Companies Incorporated and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of RCG Companies Incorporated and Subsidiaries (The Company) as of June 30, 2004 and 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a subsidiary for 2004 and 2003, which statements reflect total assets of $0 and $7,753,042 as of June 30, 2004 and 2003, respectively, and losses from discontinued operations of $6,994,497, $6,093,939 and $1,384,715 for the three years ended June 30, 2004.
Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the subsidiary, is based solely on the reports of the other auditors.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCG Companies Incorporated and Subsidiaries at June 30, 2004 and 2003, and the results of its operations and its cash flows for the three years ended June 30,2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and at June 30, 2004 had deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman
-------------------------
BDO Seidman, LLP
Charlotte, North Carolina

Date:   October 8, 2004

                   RCG Companies Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          June 30,
                                                                                                  2004                2003
                                                                                             -------------           -------------
ASSETS
Cash and cash equivalents ...........................................................        $   6,596,076           $     807,834
Restricted cash .....................................................................           40,387,429               2,655,126
Accounts receivable, net of allowance for doubtful accounts of $331,690 and $111,824,
  respectively ......................................................................            4,531,918               1,966,094
Due from affiliates .................................................................               68,500                      --
Inventory ...........................................................................               71,970                  44,893
Investments .........................................................................              326,911                 376,945
Prepaid expenses ....................................................................            5,823,709               2,641,536
                                                                                             -------------           -------------

                  Total current assets ..............................................           57,806,513               8,492,428
Deferred costs and other assets .....................................................              508,342                 413,364
Property and equipment, net .........................................................            1,526,746                 797,887
Net non-current assets of discontinued operations ...................................                   --               7,753,042
Goodwill, net .......................................................................           24,452,407               9,641,371
                                                                                             -------------           -------------

                  Total assets ......................................................        $  84,294,008           $  27,098,092
                                                                                             =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and other obligations - current portion ...............................        $   1,941,918           $     818,790
Notes payable and amounts due to related parties ....................................                   --                 495,563
Accounts payable and accrued expenses ...............................................           28,466,748               5,109,880
Net current liabilities of discontinued operations ..................................                   --               4,780,902
Unearned income .....................................................................           38,518,935               4,008,655
                                                                                             -------------           -------------

                  Total current liabilities .........................................           78,104,462              15,213,790

Warrant obligation ..................................................................            1,520,000                      --
Notes payable and other obligations .................................................            7,656,861                  16,080
Notes payable and amounts due to related parties ....................................                   --                 600,000
                                                                                             -------------           -------------
                  Total liabilities .................................................           76,584,462              15,829,870
                                                                                             -------------           -------------
Minority interest ...................................................................                   --                 314,464
                                                                                             -------------           -------------

Shareholders' equity:
     Common Stock, $0.04 par value, 200,000,000 shares authorized, 21,289,004 and
       13,948,160 issued and outstanding, respectively ..............................              849,561                 557,927
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, none ...........                   --                      --
       outstanding
     Additional paid-in capital .....................................................          121,385,825             114,329,103
     Accumulated deficit ............................................................         (115,137,478)           (103,024,910)
     Accumulated other comprehensive loss ...........................................             (276,347)               (276,347)
     Treasury stock at cost (131,214 shares) ........................................             (632,015)               (632,015)
                                                                                             -------------           -------------

                  Total shareholders' equity ........................................            6,189,546              10,953,758
                                                                                             -------------           -------------

                  Total liabilities and shareholders' equity ........................        $  84,294,008           $  27,098,092
                                                                                             =============           =============

The accompanying notes are an integral part of these consolidated financial statements.

                   RCG Companies Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  For the Years Ended June 30,
                                                                         2004                  2003                      2002
                                                                    -------------           -------------           -------------
Revenues:
     Services ................................................      $ 165,764,601           $  63,424,156           $  28,827,495
     Product sales ...........................................         15,042,475              10,185,619               9,018,566
                                                                    -------------           -------------           -------------
         Total revenue .......................................        180,807,076              73,609,775              37,846,061
                                                                    -------------           -------------           -------------
Cost of revenues:
     Services ................................................        154,812,412              59,536,123              26,872,970
     Product sales ...........................................         13,243,471               8,980,963               7,799,210
                                                                    -------------           -------------           -------------
         Total cost of revenue ...............................        168,055,883              68,517,086              34,672,180
                                                                    -------------           -------------           -------------

         Gross profit ........................................         12,751,193               5,092,689               3,173,881
                                                                    -------------           -------------           -------------
Selling, general and administrative expenses .................         18,636,833               5,709,547               5,865,540
Depreciation and amortization ................................            809,680                 363,852                 320,362
Goodwill impairment ..........................................          1,199,690                      --                      --
                                                                    -------------           -------------           -------------
         Operating costs and expenses ........................         20,646,203               6,073,399               6,185,902
                                                                    -------------           -------------           -------------

         Loss from operations ................................         (7,895,010)               (980,710)             (3,012,021)

Interest expense, net ........................................            841,642                 194,230                 128,345
Other income .................................................           (100,262)               (238,905)                     --
Equity in earnings of joint ventures .........................            (14,067)                 (3,311)                     --
Loss (Gain) on sale of assets ................................             18,881                  54,195                     481
Gain on investments, net .....................................           (119,682)               (277,268)               (146,475)
                                                                    -------------           -------------           -------------

         Loss from continuing operations .....................         (8,521,522)               (709,651)             (2,994,372)

Loss from discontinued operations, net of minority interest of
  $314,281, $1,552,798 and $0, respectively ..................         (3,591,046)             (4,541,141)             (1,183,763)
Gain on disposal of discontinued operations ..................                 --                      --                 575,824
                                                                    -------------           -------------           -------------
         Loss before cumulative effect of change in accounting        (12,112,568)             (5,250,792)             (3,602,311)
          principle

Cumulative effect of change in accounting principle ..........                 --                      --                (693,000)
                                                                    -------------           -------------           -------------

         Net loss ............................................      $ (12,112,568)          $  (5,250,792)          $  (4,295,311)
                                                                    =============           =============           =============

Basic and diluted net loss per share:
     Loss from continuing operations .........................      $       (0.51)          $       (0.06)          $       (0.26)
     Loss from discontinued operations .......................              (0.21)                  (0.36)                  (0.10)
     Gain (loss) on disposal of discontinued operations ......                 --                      --                    0.05
     Cumulative effect of change in accounting principle .....                 --                      --                   (0.06)
                                                                    -------------           -------------           -------------

         Net loss ............................................      $       (0.72)          $       (0.42)          $       (0.37)
                                                                    =============           =============           =============

Weighted average shares outstanding ..........................         16,799,540              12,661,743              11,520,096
                                                                    =============           =============           =============
Weighted average shares outstanding, assuming dilution .......         16,799,540              12,661,743              11,520,096
                                                                    =============           =============           =============

                   RCG Companies Incorporated and Subsidiaries
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                     FOR THE THREE YEARS ENDED JUNE 30, 2004

                                                       Additional                  Accumulated Other
                                  Common Stock          Paid-In      Accumulated     Comprehensive               Treasury
                              Shares        Amounts      Capital         Deficit    Income (Loss)     Stock        Total
                            -----------    --------   ------------   -------------    ---------    ---------    ------------
Balance at July 1, 2001      10,833,390    $433,335   $111,957,090   $ (93,478,807)   $  87,634    $ (11,333)   $ 18,987,919
                            -----------    --------   ------------   -------------    ---------    ---------    ------------

Comprehensive loss:
Net loss June 30, 2002 ..            --          --             --      (4,295,311)          --           --      (4,295,311)
Unrealized loss on
  investments available
  for sale ..............            --          --             --              --     (139,127)          --        (139,127)
                            -----------    --------   ------------   -------------    ---------    ---------    ------------
     Comprehensive loss .            --          --             --      (4,295,311)    (139,127)          --      (4,434,438)

Sale of Common Stock ....     1,251,429      50,057        808,443              --           --           --         858,500
Purchase of Business ....       172,103       6,884        767,075              --           --           --         773,959
Issuance of Common Stock
  for services ..........        53,112       2,124        178,163              --           --           --         180,287
Issuance of Common Stock
  for loan fee ..........        71,429       2,859        129,340              --           --           --         132,199
Issuance of treasury
  stock for services ....            --          --             --              --           --        3,604           3,604
Capital contribution ....            --          --        200,000              --           --           --         200,000
Return of shares
  pursuant to contract
  settlement ............            --          --             --              --           --     (711,360)       (711,360)
                            -----------    --------   ------------   -------------    ---------    ---------    ------------

Balance at June 30, 2002     12,381,463     495,259    114,040,111     (97,774,118)     (51,493)    (719,089)     15,990,670
                            -----------    --------   ------------   -------------    ---------    ---------    ------------

Comprehensive loss:
Net loss June 30, 2003 ..            --          --             --      (5,250,792)          --           --      (5,250,792)
Unrealized loss on
  investments available
  for sale ..............            --          --             --              --     (224,854)          --        (224,854)
                            -----------    --------   ------------   -------------    ---------    ---------    ------------
     Comprehensive loss .            --          --             --      (5,250,792)    (224,854)          --      (5,475,646)

Issuance of treasury
  stock for services ....                                  (97,288)                                  110,859          13,571
Issuance/cancellation of
  Common Stock for
  services ..............        89,554       3,582          1,368              --           --           --           4,950
Return of treasury stock
  for loan fee settlement            --          --             --              --           --      (23,785)        (23,785)
Sale of Common Stock ....     1,477,143      59,086        384,912              --           --           --         443,998
                            -----------    --------   ------------   -------------    ---------    ---------    ------------

Balance at June 30, 2003     13,948,160     557,927    114,329,103    (103,024,910)    (276,347)    (632,015)     10,953,758
                            -----------    --------   ------------   -------------    ---------    ---------    ------------

Comprehensive loss:
Net loss June 30, 2004 ..            --          --             --     (12,112,568)          --           --     (12,112,568)
Issuance of Common Stock
  for debt and accounts
  payable conversions ...     1,149,103      45,964      1,583,816              --           --           --       1,629,780
Issuance of Common Stock
  for services ..........       440,000      17,600        755,506              --           --           --         773,106
Issuance of Common Stock
  for business
  acquisitions ..........       224,312       8,972        371,028              --           --           --         380,000
Sale of Common Stock ....     5,527,429     219,098      4,346,372              --           --           --       4,565,470
                            -----------    --------   ------------   -------------    ---------    ---------    ------------

Balance at June 30, 2004     21,289,004    $849,561   $121,385,825   $(115,137,478)   $(276,347)   $(632,015)   $  6,189,546
                            ===========    ========   ============   =============    =========    =========    ============

The accompanying notes are an integral part of these consolidated financial statements.

                   RCG Companies Incorporated and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             For the Years Ended June 30,
                                                                                      2004               2003             2002
                                                                                   ------------      ------------      ------------
Cash flows from operating activities:
     Net loss ................................................................     $(12,112,568)     $ (5,250,792)     $ (4,295,311)
     Change in accounting principle...........................................                                              693,000
     Loss from discontinued operations .......................................        3,591,046         4,541,141           607,939
                                                                                   ------------      ------------      ------------
     Loss from continuing operations .........................................       (8,521,522)         (709,651)       (2,994,372)

     Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization .......................................          809,680           363,852           320,362
         Bad debt expense ....................................................          157,087             5,917           209,497
         Common Stock issued for services and settlement of contract .........          541,000            (5,264)          180,207
         Stock purchase warrants issued for services .........................          232,106                --                --
         Gain on sale of investments .........................................         (119,682)         (238,905)               --
         Gain on joint venture ...............................................          (14,067)           (3,311)               --
         (Gain) loss on sale of assets .......................................           18,881            54,195               481
         Compensation expense related to stock options and warrants ..........               --                --                --
         Goodwill impairment .................................................        1,199,690                --           693,000
         Deferred debt cost amortization .....................................          722,331            53,289                --
         Amortization of unfavorable airline contract ........................       (2,184,773)               --                --
         Changes in operating assets and liabilities:
              Restricted cash ................................................      (19,356,089)       (1,679,168)         (493,062)
              Accounts receivable ............................................         (994,955)          663,986        (1,299,834)
              Inventory ......................................................          (27,077)           45,006           (51,879)
              Prepaid expenses ...............................................        1,702,637           223,458        (1,036,967)
              Deferred costs and other assets ................................           27,266          (166,414)          (52,038)
              Accounts payable and accrued expenses ..........................       14,216,839           217,057          (353,733)
              Due to/from affiliates .........................................          (68,500)               --                --
              Unearned income ................................................       12,985,949           762,315         2,669,671
                                                                                   ------------      ------------      ------------
              Net cash provided by (used in) operating activities ............        1,272,269          (413,638)       (2,901,587)
                                                                                   ------------      ------------      ------------

Cash flows from investing activities:
     Purchase of property and equipment ......................................         (732,603)         (271,336)          (89,000)
     Sale of investments .....................................................          183,600           428,763           664,253
     Sale of assets ..........................................................           22,892           257,881           (44,859)
     Cash paid in connection with business acquisitions, net .................         (362,793)         (439,107)          (21,392)
                                                                                   ------------      ------------      ------------
         Net cash provided by (used in) investing activities .................         (888,904)          (23,799)          509,002
                                                                                   ------------      ------------      ------------

Cash flows from financing activities:
         Notes payable proceeds ..............................................               --           330,000         1,466,000
         Principal debt repayments ...........................................         (840,097)         (325,301)         (210,320)
         Net change in line of credit ........................................          159,504           273,307                --
         Sale of RCG Common Stock ............................................        6,085,470           443,998           858,500
                                                                                   ------------      ------------      ------------
              Net cash provided by financing activities ......................        5,404,877           722,004         2,114,180
                                                                                   ------------      ------------      ------------

Net increase (decrease) in cash and cash equivalents .........................        5,788,242           284,567          (278,405)
Cash and cash equivalents at beginning of period .............................          807,834           523,267           801,672
                                                                                   ------------      ------------      ------------

Cash and cash equivalents at end of period ...................................     $  6,596,076      $    807,834      $    523,267
                                                                                   ============      ============      ============
Supplemental cash flow information - Cash paid during the period for:
         Interest ............................................................     $    493,161      $    135,853      $     74,975
                                                                                   ============      ============      ============
         Income taxes ........................................................     $         --      $         --      $         --
                                                                                   ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                   RCG Companies Incorporated and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                                                                     Years Ended June 30,
                                                                                               2004          2003            2002
                                                                                            ----------     ----------     ----------
Non-cash investing and financing activities:
Common Stock issued for acquired business .............................................     $  380,000     $       --     $  773,959
Note and Service Agreement Obligation issued for acquired business ....................      9,067,964             --             --
Fixed assets acquired of new businesses ...............................................        643,275             --             --
Common Stock and warrants issued for conversion of debt ...............................      1,517,500             --             --
Common Stock and warrants issued for conversion of accounts payable and accrued
  expenses ............................................................................        112,280             --             --
Conveyance of RCG's LFSI Common Stock for services ....................................        118,800             --             --
Issuance of compensatory stock purchase warrants in connection with strategic
  alliances and other services ........................................................             --             --         94,900
Payment for services with Common Stock ................................................             --             --         36,513
Unrealized loss on available for sale investments .....................................             --        224,854        139,127
Issuance of Common Stock and warrants for loan origination fees .......................             --             --        130,197

The accompanying notes are an integral part of these consolidated financial statements.

                   RCG Companies Incorporated and Subsidiaries
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the operations of RCG Companies Incorporated ("RCG") and its subsidiaries (collectively the "Company"). At June 30, 2004, the Company operated businesses in the travel services and technology solutions segments in the United States. On November 14, 2003, the Company changed its name from eResource Capital Group, Inc. to RCG Companies Incorporated to better reflect the nature and evolution of the Company's business strategy.

Operations and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of June 30, 2004 had a working capital deficit of $11,121,088. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional funding is necessary. The Company is exploring additional sources of liquidity, through debt and equity financing alternatives and potential sales of its Common Stock in private placement transactions. Additionally the Company is negotiating the restructure of its long-term debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through private placement sales of its Common Stock, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Consolidation

The Company's consolidated financial statements include the assets, liabilities and results of operations of RCG and each business acquired by RCG from the date of its acquisition through June 30, 2004. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the fiscal year 2004 presentation.

Cash and Cash Equivalents

The Company classifies as cash equivalents any investments that have an original maturity of less than three months. At times cash and cash equivalent balances are at a limited number of banks and financial institutions and may exceed insurable amounts. The Company believes it mitigates its risks by depositing cash or investing in cash equivalents in major financial institutions.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash

All cash received from customers in advance of flight departure must be deposited into escrow accounts in accordance with Department of Transportation regulations. Withdrawals from such escrow accounts are allowed in order to make required payments to air carriers at least 15 days in advance of departure. Hotels may be paid from escrow after air carriers have been paid. Remaining funds are released from escrow 48 hours after departure date. The Company classifies these escrow accounts as restricted cash. All escrow accounts are maintained in one financial institution and balances exceed insurable limits.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments and notes payable. The Company places its temporary cash with high credit quality principal institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

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

During fiscal years 2003 and 2002, sales to Vacation Express, a MyTravel Group company, a customer of the Company's travel services business, represented 73% and 63%, respectively, of the Company's consolidated revenue. This concentration of revenue with Vacation Express, and its sister company, SunTrips, both part of the MyTravel Group, increased in July 2002 with the beginning of a new scheduled charter program for SunTrips.

Trade Accounts Receivable

Accounts receivable from the sale of products or services are recorded at net realizable vale and the Company grants credit to customers on an unsecured basis. The Company provides an allowance for doubtful collections that is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Normal trade receivables are due from 15 to 30 days after the issuance of an invoice. Receivables past due more than 120 days are considered delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

The Company computes finance charges on accounts that are 30 days past due. The finance charges are recognized into income when accrued unless collection is doubtful.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventory

Inventory consists mainly of computer software for the technology solutions segment. Inventory is recorded at the lower of cost or market with cost being determined on a first-in, first-out basis.

Investments

Investments, including certificates of deposit with maturities of greater than three months, not readily marketable equity securities and other marketable securities, are classified as available for sale. Investment securities that are not readily marketable include securities (a) for which there is no market on a securities exchange or no independent publicly quoted market, (b) that cannot be publicly offered or sold unless registration has been effected under the Securities Act of 1933, or (c) that cannot be offered or sold because of other arrangements, restrictions, or conditions applicable to the securities or the Company. Certificates of deposit are recorded at cost plus accrued interest. Marketable equity securities are recorded at estimated values based on quoted market values for marketable securities of the issuer, discounted for trading restrictions. If there is no quoted market value, the recorded values are based on the most recent transactions in the securities discounted for lack of marketability. Investment securities transactions are recorded on a trade date basis. The difference between cost and fair value is recorded as unrealized gain or loss on available for sale securities as a component of comprehensive income.

Investments also include stock purchase warrants, which the Company periodically receives as part of its compensation for services. Stock purchase warrants from companies with publicly traded Common Stock are considered derivatives in accordance with SFAS 133 "Accounting for Derivative Investments and Hedging Activities". The Company recognizes revenue at the fair value of such stock purchase warrants when earned based on the Black-Scholes valuation model. The Company recognizes unrealized gains or losses in the statement of operations based on the changes in value in the stock purchase warrants as determined by the Black-Scholes valuation model subsequent to the date received.

Prepaid Expenses

Prepaid expenses include insurance, deferred costs, certain taxes and charter flight costs. Depending upon the volume and timing of charter flight activity, the amount of prepaid charter flight costs can fluctuate significantly.

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

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill and Intangible Assets

The Company records goodwill and intangible assets arising from business combinations in accordance with Financial Accounting Standards Board Statement ("FASB") No. 141 "Business Combinations" ("FASB 141") which requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FASB 141 also specifies the criteria applicable to intangible assets acquired in a purchase-method business combination to be recognized and reported apart from goodwill.

The Company accounts for goodwill and intangible assets in accordance with FASB No. 142 "Goodwill and Other Intangible Assets" ("FASB 142"). The Company adopted FASB 142 effective July 1, 2001. In completing the adoption of FASB 142, the Company has allocated its previously existing goodwill as of July 1, 2001 to its reporting units, as defined in FASB 142, and performed an initial test for impairment as of that date.

In accordance with FASB 142, the Company no longer amortizes goodwill. FASB 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested at least annually for impairment. FASB 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

Goodwill, which represents the cost in excess of fair value of net assets acquired, is subject to an impairment test on an annual basis, or when there is reason to believe that the value has been diminished or impaired. The fair value of the Company's identified reporting units was estimated using the expected present value of corresponding future cash flows and market values of comparable businesses where available. The Company evaluated goodwill throughout fiscal year 2004 and made an adjustment of $1,199,690 to write down the goodwill associated with its corporate and technology solutions segments. The decline in the fair value is attributed to a decrease in the forecasted profitability in the technology solutions segment and the corporate segment no longer performing investment advisory services.

Imputed Interest

Long-term obligations that do not state an interest rate are discounted to net present value using the Company's estimated incremental borrowing rate. The discount is amortized over the life of the obligation.

Stock-Based Compensation

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS 148 amends SFAS 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require disclosures that are more prominent in both annual and interim financial statements, in regards to the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The additional disclosure requirements of SFAS

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

148 were effective for fiscal years ending after December 15, 2002. The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company's employee stock options is less than the market price of the underlying stock on the date of grant.

The Company's pro forma net loss and net loss per share assuming compensation cost was determined under FASB No. 123 for all options would have been the following for the years ended June 30, 2004, June 30, 2003 and June 30, 2002.

                                                                                 2004                2003                 2002
                                                                              ------------        ------------       ------------
Net loss, as reported ....................................................    $(12,112,568)       $ (5,250,792)      $ (4,295,311)
Stock-based employee compensation credit included in reported
  net loss ...............................................................              --              49,920              2,700
                                                                              ------------        ------------       ------------
                                                                               (12,112,568)         (5,200,872)        (4,292,611)
Deduct: Stock-based compensation expense determined under FAS
  123 ....................................................................        (179,855)           (334,278)        (1,326,211)
                                                                              ------------        ------------       ------------
Pro forma net loss .......................................................    $(12,292,423)       $ (5,535,150)      $ (5,618,822)
                                                                              ============        ============       ============

Earnings per share:
Basic and diluted loss per share, as reported ............................    $      (0.72)       $      (0.42)      $      (0.37)
                                                                              ============        ============       ============
Basic and diluted loss per share, pro forma ..............................    $      (0.73)       $      (0.44)      $      (0.49)
                                                                              ============        ============       ============

Unearned Income and Revenue Recognition

Travel Services

Revenue from the sale of tour packages either to travel agents or directly to passengers is recognized on the departure date of the trip. Direct air and hotel costs, other related direct costs and commissions associated with the tour package are also recognized on the departure date. Cash received in advance of the departure date is deposited into escrow accounts and recorded as unearned income. Substantially all of the unearned income on the Company's balance sheet is from the travel services business.

Technology Solutions

Internet Web site development services project revenue is recognized on a percentage of completion basis for fixed fee contracts, based on the ratio of costs incurred to total estimated costs for individual projects. Revenue is recognized as services are performed for time and material contracts at the applicable billing rates.

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

Net Loss Per Share

The Company computes net loss per share in accordance with FASB No. 128, "Earnings per Share" which requires dual presentations of basic and diluted earnings per share.

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 8,699,635, 4,739,410 and 3,763,392 shares of Common Stock were outstanding at June 30, 2004, June 30, 2003 and June 30, 2002, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in 2003 and 2002 as the impact would have been anti-dilutive.

Advertising

The Company expenses advertising costs as incurred. Advertising expense aggregated $1,054,234, $109,477 and $255,624 for the years ended June 30, 2004,
June 30, 2003 and June 30 2002, respectively.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes

The Company accounts for income taxes in accordance with the liability method as provided under FASB No. 109, "Accounting for Income Taxes". Accordingly, deferred income taxes are recognized for the tax consequences of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The measurement of deferred tax assets is reduced, if necessary, by the amount of any benefits that, based on available evidence, are not expected to be realized.

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

Reclassifications

Certain reclassifications have been made to data from the previous period to conform to the presentation of the current period.

Recent Accounting Pronouncements

In December 2003, the SEC issued SAB 104, "Revenue Recognition", which codifies, revises and rescinds certain sections of SAB 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounts and audit guidance and SEC rules and regulations. The changes noted in SAB 104 did not have a material effect on the Company's consolidated results of operations, financial position or cash flows.

NOTE  2. BUSINESS ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

Through its wholly owned subsidiary, Flightserv, Inc. ("Flightserv"), RCG concluded the acquisition of substantially all of the assets and liabilities of VE Holdings, Inc. ("Vacation Express") and SunTrips, Inc. ("SunTrips") (the "Acquired Companies"), effective October 31, 2003. These acquired companies were integrated into the Company's existing travel services business to form its largest operating segment. The Company had previously provided services to the acquired companies.

The Acquired Companies provide specialized distribution of leisure travel products and services. Vacation Express based in Atlanta, Georgia sells air and hotel packages to Mexico and Caribbean destinations and SunTrips, based in San Jose, California, sells air and hotel packages to Mexico, Dominican Republic, Costa Rica, Hawaii and the Azores out of Oakland, California and/or Denver, Colorado.

In connection with the acquisition, the Company issued a $10 million non-interest bearing seven-year promissory note discounted to $5.3 million at 12.00% per annum for imputed interest (the "Promissory Note") from Flightserv, secured by certain RCG investment holdings. Additionally, the Acquired Companies entered into a three-year agreement with MyTravel Canada Holidays, Inc. ("MyTravel Canada") for certain services, including the purchasing of hotel accommodations on an exclusive basis. MyTravel Canada will be paid approximately $4.5 million over three years under this agreement discounted to $3.8 million at 12.00% per annum for imputed interest (the "Service Agreement Obligation").

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations". The purchase price was allocated to the net assets acquired, including the liabilities assumed as of October 31, 2003, based upon their estimated fair values as of that date with the remainder being recorded as goodwill. The consideration, which included acquisition cost of $314,091, was allocated as follows.

Current assets .........................................             $25,115,629
Property and equipment .................................                 628,775
Goodwill ...............................................              15,050,524
Other intangible assets ................................                 702,000
                                                                     -----------
                                                                     -----------
     Total assets acquired .............................              41,496,928
Current liabilities ....................................              32,646,344
                                                                     -----------
                                                                     -----------
     Net assets acquired ...............................             $ 8,850,584
                                                                     ===========

On November 5, 2003, the technology solutions business completed the acquisition of SchoolWorld Software, a Pittsburgh, Pennsylvania-based educational software company. The consideration, which included acquisition costs of $48,702 and the issuance of 174,300 shares valued at $380,000, was allocated as follows (in thousands).

Property and equipment ......................................           $ 14,500
Goodwill and other intangible assets ........................            414,402
                                                                        --------
                                                                        --------
     Total assets acquired ..................................           $428,702
                                                                        ========

Operations of the acquired businesses are included in the condensed consolidated financial statements from the date of acquisition. The following sets forth pro forma consolidated financial information as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share data).

                                                                                           Years Ended June 30,
                                                                                               (unaudited)
                                                                            2004                    2003                    2002
                                                                          ---------               ---------               ---------
Revenues ...................................................              $ 234,972               $ 218,884               $ 200,646
Net loss ...................................................                (23,591)                (33,139)                (20,658)
Basic and diluted loss per share ...........................                  (1.40)                  (2.62)                  (1.79)

Discontinued Operations

During the third quarter of 2004, the Board authorized the disposition of the Company's investment in LFSI. Accordingly, the operations of LFSI were reclassified to discontinued operations for all periods presented. During the fourth quarter, the Company contributed approximately 4 million shares to the treasury of LFSI, of which a substantial portion of the contributed shares were reissued to certain LFSI investors to settle certain contingent claims. LFSI also issued other shares, which resulted in RCG's interest in LFSI being reduced to an effective 45.5% beneficial ownership. Considering the substantial reduction in ownership and the lack of control over LFSI, the investment in LFSI is now recorded using the equity method and is no longer a consolidated subsidiary. The change resulted in RCG restoring its negative carrying value during the forth quarter.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The loss from discontinued operations at June 30,2004 is summarized as follows.

                                                                                          2002           2003          2004
Gross revenues .........................................                              $ 2,214,396    $ 2,886,074     $ 2,205,545
Cost of revenues and operating expenses ................                                1,312,848      1,861,822       6,639,657
Other, net .............................................                                4,444,844      2,208,015     (1,659,827)
                                                                                      -----------    -----------     -----------
Loss from discontinued operations ......................                                1,385,896              -     (6,093,939)
Minority interest in discontinued operations ...........                                  388,051              -         314,281
Gain on deconsolidation of LFSI ........................                                        -              -       2,188,612
                                                                                      -----------    -----------     -----------
                                                                                      $(4,541,141)   $(1,183,763)    $(3,591,046)
                                                                                      ===========    ===========     ===========

Net non-current assets of LFSI at June 30, 2003 consisted of the following.

Goodwill ...............................................................................................                $ 9,282,251
Property and equipment, net ............................................................................                    591,514
Deferred costs and other assets ........................................................................                     56,829
                                                                                                                        -----------
     Non-current assets ................................................................................                  9,930,594
Long-term debt and capital leases, less current portion ................................................                 (2,177,552)
                                                                                                                        -----------
                                                                                                                        $ 7,753,042
                                                                                                                        ===========

Net current liabilities of LFSI at June 30, 2003 consisted of:
Accounts payable and accrued expenses ..................................................................                $(4,209,645)
Current portion of long-term debt and capital leases ...................................................                 (2,463,242)
                                                                                                                        -----------
     Non-current assets ................................................................................                 (6,672,887)
Cash ...................................................................................................                    167,293
Accounts receivable, net ...............................................................................                    893,698
Prepaid expenses and other assets ......................................................................                     12,087
Inventories ............................................................................................                    818,907
                                                                                                                        -----------
                                                                                                                        $(4,780,902)
                                                                                                                        ===========

NOTE 3.       INVESTMENTS

Investments at June 30, 2004 and June 30, 2003 consisted of the following.

                                                           2004 Net                                      2003 Net
                                            -----------------------------------------     ------------------------------------------
                                                           Unrealized         Fair                       Unrealized         Fair
                                              Cost           (Loss)           Value          Cost           (Loss)          Value
                                            ---------       ---------       ---------      ---------       ---------       ---------
Equity securities ....................      $ 585,298       $(276,347)      $ 308,951      $ 585,298       $(276,347)      $ 308,951
Private joint ventures ...............         17,960          17,960          67,994         67,994
                                            ---------       ---------       ---------      ---------       ---------       ---------
                                            $ 603,258       $(276,347)      $ 326,911      $ 653,292       $(276,347)      $ 376,945
                                            =========       =========       =========      =========       =========       =========

The unrealized loss on equity securities at June 30, 2004 and June 30, 2003 consists of unrealized accumulated losses of $321,000, offset by unrealized accumulated gains of $45,000.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4.       PREPAID EXPENSES

Prepaid expenses at June 30, 2004 and June 30, 2003 consisted of the following.

                                                     2004                  2003
                                                   ----------         ----------
Flight and vacation costs ................         $5,410,527         $2,375,919
Other ....................................            413,182            265,617
                                                   ----------         ----------
                                                   $5,823,709         $2,641,536
                                                   ==========         ==========

NOTE 5.       PROPERTY AND EQUIPMENT, NET

Property and equipment, net at June 30, 2004 and June 30, 2003 consisted of the following.

                                                   2004                 2003
                                                 -----------        -----------
Land, buildings and improvements .........       $   316,311        $    78,418
Furniture and fixtures ...................           384,658            287,255
Computers and office equipment ...........         1,870,302          1,237,349
Software .................................           571,052            248,749
                                                 -----------        -----------
                                                   3,142,323          1,851,771
Accumulated depreciation .................        (1,615,577)        (1,053,884)
                                                 -----------        -----------
                                                 $ 1,526,746        $   797,887
                                                 ===========        ===========

NOTE 6.       GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, by business segment, for the fiscal years ended June 30, 2004 and June 30, 2003 are as follows.

                                                                Travel         Technology
                                                               Services         Solutions            Corporate             Total
                                                            ------------       ------------        ------------        ------------
Balance at July 1, 2002 .............................       $    939,088       $  7,630,675        $  1,000,000        $  9,569,763
Goodwill acquired during period .....................                                74,580                                  74,580
Other goodwill adjustments ..........................                 --             (2,972)                 --              (2,972)
                                                            ------------       ------------        ------------        ------------
Balance at June 30, 2003 ............................            939,088          7,702,283           1,000,000           9,641,371
Goodwill  and  other  intangible assets  acquired  during
  period, net of $156,000 amortization ..............         15,596,524            414,202                              16,010,726
Goodwill impairment .................................                 --           (199,690)         (1,000,000)         (1,199,690)
                                                            ------------       ------------        ------------        ------------
Balance at June 30, 2004 ............................       $ 16,535,612       $  7,916,795        $         --        $ 24,452,407
                                                            ============       ============        ============        ============

During fiscal year 2004, goodwill increased by $15,050,524 and other intangibles by $702,000 as a result of the travel services acquisition (see Note 2). Goodwill was reduced by $1,199,690 associated with the corporate and technology solutions segments. The decline in the fair value is attributed to a decrease in the forecasted profitability in the technology solutions segment and the corporate segment no longer performing investment advisory services.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  7. NOTES PAYABLE AND OTHER OBLIGATIONS

Notes payable and other obligations consisted of the following at June 30, 2004 and June 30, 2003.

                                                                                                                 June 30,
                                                                                                          2004              2003
                                                                                                       -----------      -----------
Note payable - due in August 2003 with interest at 10% and unsecured (1) .........................     $        --      $   200,000
Note payable - due July 27, 2003 and unsecured (2) ...............................................         160,000          250,000
Revolving credit facility - secured by a portion of the accounts receivable of
  the technology solutions business with interest at prime plus 2% ...............................         433,311          273,807
Capital lease  obligations at various interest rates due in monthly  installments  through
  November 2007 ..................................................................................         152,713           31,063
Note payable - unsecured and due on demand (3) ...................................................              --           80,000
Service agreement obligation - with interest imputed at 12% and unsecured (4) ....................       3,128,763               --
Note payable - with interest imputed at 12%, secured by certain RCG
  investment holdings (5) ........................................................................       5,723,992               --
                                                                                                       -----------      -----------
                                                                                                         9,598,779          834,870
Less current maturities, including demand notes ..................................................      (1,941,918)        (818,790)
                                                                                                       -----------      -----------

Long-term portion ................................................................................     $ 7,656,861      $    16,080
                                                                                                       ===========      ===========

----------

(1) The principal and accrued interest on this note payable are convertible to shares of Common Stock at the greater of: (i) $1.12 per share, or (ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. The two debts referred to above, plus accrued interest, were converted into RCG Common Stock on August 21, 2003 in accordance with above terms.
(2) On October 1, 2003 and November 25, 2003, $25,000 each of principal was paid; on April 6, 2004 and June 9, 2004, $30,000 and $10,000, respectively, of principal were paid. The Company currently is negotiating with the debt holder to extend the term or agree on a payment schedule.
(3) RCG repaid in October 2003.
(4) On October 31, 2003, Flightserv agreed to pay $4.5 million to MyTravel Canada for certain services over a three-year period beginning November 1, 2003.
(5) On October 31, 2003, Flightserv purchased two businesses (see Note 2) for a $10 million non-interest bearing seven-year note. Payments commence quarterly beginning June 30, 2004.

Future maturities of the debt and notes payable are as follows at June 30, 2004.

Fiscal Year
2005.....................................................................................................               $ 1,941,918
2006.....................................................................................................                 1,517,867
2007.....................................................................................................                   606,408
2008.....................................................................................................                    91,788
2009.....................................................................................................                   101,562
Thereafter...............................................................................................                 5,339,236
                                                                                                                        ------------
                                                                                                                        $ 9,598,779
                                                                                                                        ============

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  8. NOTES PAYABLE AND AMOUNTS DUE TO RELATED PARTIES

Notes payable and amounts due to related parties consisted of the following at June 30, 2004 and June 30, 2003.

                                                                                                                June 30,
                                                                                                            2004          2003
                                                                                                        -----------     -----------
Notes payable - due in August 2003 with interest imputed at 8% and unsecured (1) ..................     $        --     $   267,500
Note payable - $150,000 due December 31, 2003 and $600,000 due December 31, 2004 with
  interest at 12% and collateralized by certain aviation travel service business assets (2) .......              --         750,000
Note payable - unsecured and due on demand (3) ....................................................              --           5,000
Other advances ....................................................................................              --          73,063
                                                                                                        -----------     -----------
                                                                                                                 --       1,095,563
Less current maturities, including demand notes ...................................................              --        (495,563)
                                                                                                        -----------     -----------
Long-term portion .................................................................................     $        --     $   600,000
                                                                                                        ===========     ===========

----------

(1) The principal and accrued interest on this note payable is convertible to shares of Common Stock at the greater of (i)$1.12 per share, or (ii) A 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. This debt, plus accrued interest, was converted into RCG Common Stock on August 21, 2003 in accordance with terms above.
(2) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount to the market. Under certain conditions, the Company can force the debt holder to convert to stock at $7.00 per share. On May 4, 2004, all of the $750,000 debt was converted to 450,000 shares ($1.67 per share) of Common Stock.
(3) RCG repaid in October 2003.

NOTE  9. INCOME TAXES

Deferred income tax assets and (liabilities) consisted of the following as of June 30, 2004 and June 30, 2003.

                                                                                                          June 30,
                                                                                              2004                         2003
                                                                                           ------------                ------------
Deferred income tax assets:
Warrants and stock options .................................................               $    305,816                $         --
Net operating loss carry-forwards ..........................................                 18,969,514                  19,575,969
Other ......................................................................                    166,777                     327,735
                                                                                           ------------                ------------
     Total deferred income tax assets ......................................                 19,442,107                  19,903,704
Deferred income tax liabilities:
Property and equipment .....................................................                   (167,057)                   (167,057)
Intangible assets ..........................................................                   (248,660)                         --
                                                                                           ------------                ------------
Net deferred income tax assets .............................................                 19,026,390                  19,736,647
Deferred income tax asset valuation allowance ..............................                (19,026,390)                (19,736,647)
                                                                                           ------------                ------------
     Net deferred income tax assets ........................................               $         --                $         --
                                                                                           ============                ============

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company's effective income tax rate (-0-%) to the statutory income tax rate (34%) is as follows.

                                                                                             Year Ended June 30,
                                                                               2004                  2003                   2002
                                                                           ------------          ------------          ------------
Federal tax benefit at statutory rate ............................         $ (3,982,412)         $ (1,744,099)         $ (1,460,406)
State tax benefit, net of federal ................................             (343,639)             (150,497)             (214,766)
Permanent differences ............................................              963,659               700,579               303,672
IRS examination settlement .......................................            2,303,175                    --                    --
Other ............................................................              348,960            (3,541,172)              891,286
Elimination of warrants and stock options ........................                   --            18,957,496                    --
Change in deferred tax asset valuation allowance .................              710,257           (14,222,307)              480,214
                                                                           ------------          ------------          ------------
Income tax expense, actual .......................................         $         --          $         --          $         --
                                                                           ============          ============          ============

As of June 30, 2004, the Company had approximately $51,000,000 of net operating loss carry-forwards (NOLs) for federal income tax purposes, which expire between 2020 through 2024. A deferred income tax asset valuation allowance has been established against all deferred income tax assets, as management is not certain that the deferred income tax assets will be realized. In addition, due to substantial limitations placed on the utilization of net operating losses following a change in control, utilization of such NOLs could be limited.

NOTE  10. Common Stock AND PAID IN CAPITAL

In fiscal year 2004, in connection with the acquisition of Vacation Express and SunTrips, the Company issued 2,500,000 shares of restricted Common Stock at $1.60 per share.

In fiscal year 2004, in connection with the acquisition of SchoolWorld, the Company issued 224,312 shares of restricted Common Stock at $1.69 per share.

In fiscal year 2004, the Company issued 440,000 shares of restricted Common Stock in payment of services for investor relations.

In fiscal year 2004, the Company issued an aggregate of 700,000 shares of restricted Common Stock in connection with the Company's fourth quarter fiscal year 2003 private placement sale of Common Stock at $0.25 per share.

In fiscal year 2004, the Company issued an aggregate of 1,071,428 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $1.60 per share.

In fiscal year 2004, the Company issued an aggregate of 1,250,000 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $0.80 per share.

In fiscal year 2004, the Company issued an aggregate of 1,149,103 shares of restricted Common Stock in connection with the Company's conversion of debt and accounts payable.

In fiscal year 2004, previously issued warrants were exercised by a vendor in the amount of 6,000 Common Stock shares at $0.50 per share.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In fiscal year 2003, the Company issued 89,554 shares of restricted Common Stock in payment of certain services.

In fiscal year 2003, the Company terminated an agreement with a service provider. The Company had granted warrants to the service provider that vested over a year resulting in additional paid-in capital of $98,000. Upon the cancellation of the agreement, the Company reversed the unvested warrants resulting in a reduction of additional paid-in capital of $45,200.

In the first quarter of fiscal year 2003, the Company issued an aggregate of 177,143 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $0.70 per share.

In the fourth quarter of fiscal year 2003, the Company issued an aggregate of 1,300,000 shares of restricted Common Stock in connection with the Company's private placement sale of Common Stock at $0.25 per share.

In fiscal year 2002, the Company issued an aggregate of 1,251,429 shares of restricted Common Stock in connection with this private placement at $0.70 per share.

In July 2002, the Company issued 14,286 shares of restricted Common Stock from treasury stock with the termination of a contract with a service provider.

In fiscal year 2002, the Company issued 139,365 shares of restricted Common Stock in connection with the acquisition of LSTA and 32,738 shares of restricted Common Stock to management of Logisoft in exchange for Logisoft reaching certain performance criteria set forth in the purchase agreement governing the Company's acquisition of Logisoft.

During the year ended June 30, 2002, the Company issued 54,746 shares of restricted Common Stock in exchange for consulting and legal services and as a reimbursement of expenses for one employee. Included in this amount are 10,884 shares issued to two directors of the Company as reimbursement for their service to the Company as directors.

On June 17, 2002, the Company implemented a reverse stock split exchanging one share of Common Stock for every seven shares held by the Company's stockholders as of the close of business on June 14, 2002. As a result, an adjustment was recorded to reduce the recorded amount of Common Stock and increase additional paid in capital, each by $2,600,014. The reverse stock split was approved by the Company's shareholders at its annual meeting held on May 17, 2002. All of the share amounts in these financial statements have been adjusted for this reverse stock split.

During fiscal year 2002, the Company received a capital contribution of $200,000 in connection with the launch of its national franchising program for its home technology business.

During fiscal year 2002, the Company terminated a public relations contract pursuant to which it had issued 132,000 shares of restricted Common Stock during fiscal year 2001. Pursuant to the terms of the settlement, 89,143 shares were returned to the Company and were placed in treasury stock as of June 30, 2002.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  11. STOCK OPTIONS AND WARRANTS

The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and options and warrants issued to non-employees under FASB No. 123, "Accounting For Stock-Based Compensation". For the options and warrants issued to non-employees, the fair value of each award has been calculated using the Black-Scholes Model in accordance with FASB No. 123.

At the July 11, 2000 meeting, the shareholders approved the Company's 2000 Stock Option Plan (the "Option Plan"). The Company's Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company's Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board. The Plan allows participants to purchase Common Stock of the Company at prices set by the Board, but in the case of incentive stock options, at a price not less than fair market value at the date the option is granted. Unexercised options expire 10 years or less after the date of grant unless otherwise specified by the Board. At the January 10, 2001 annual shareholders meeting, the shareholders increased the number of shares available for the granting of incentive stock options under the Option Plan from 10,000,000 to 20,000,000 shares.

Stock option and warrant activity was as follows.

|                                                                  Options                              Warrants
                                                     ----------------------------------    ----------------------------------
                                                                          Weighted                              Weighted
                                                                           Average                               Average
                                                      Number            Exercise Price        Number         Exercise Price
                                                     -------------     ----------------    --------------    ----------------
Outstanding-June 30, 2001 ..........................  1,394,754             $    3.48         2,238,589             $    7.09
     Granted .......................................    255,715                  0.56           203,571                  0.56
     Canceled or expired ...........................    329,237                  0.71                 0                    --
                                                      ---------             ---------         ---------             ---------
                                                      ---------             ---------         ---------             ---------
Outstanding-June 30, 2002 ..........................  1,321,232                  4.20         2,442,160                  9.00
     Granted .......................................  1,372,500                  0.34                 0                    --
     Canceled or expired ...........................    283,982                  4.75           112,500                  6.65
                                                      ---------             ---------         ---------             ---------
                                                      ---------             ---------         ---------             ---------
Outstanding-June 30, 2003 ..........................  2,409,750                  2.10         2,329,660                  9.31
     Granted .......................................    290,000                  1.15         4,135,803                  1.52
     Exercised .....................................          0                    --             6,000                  0.50
     Canceled or expired ...........................    438,093                  0.80            37,500                  0.95
                                                      ---------             ---------         ---------             ---------
                                                      ---------             ---------         ---------             ---------
Outstanding-June 30, 2004 ..........................  2,261,657             $    2.22         6,421,963             $    4.91
                                                      =========             =========         =========             =========

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the range of exercise prices and weighted-average remaining contractual life of outstanding options at June 30, 2004.

                                                       Options Outstanding                        Options Exercisable
                                         ------------------------------------------------   ---------------------------------
       Range of Exercise Prices                Number          Weighted       Weighted           Number          Weighted
                                                                Average       Average                             Average
                                            Outstanding        Remaining      Exercise        Exercisable        Exercise
                                           June 30, 2004         Life          Price         June 30, 2004         Price
---------------------------------------- ------------------- -------------- -------------   -----------------  --------------
$   0.55  -  1.26......................           1,198,857           7.30  $    0.60.60             860,138   $        0.60
    1.75  -  1.90......................             550,000           6.30          1.78             450,000            1.76
    4.90  -  5.25......................             385,714           4.70          5.03             385,714            5.03
    5.95  -  5.95......................              23,514           3.10          5.95              21,996            5.95
    7.00  - 10.06......................              85,715           1.10          9.55              84,524            9.59
   21.00  - 21.00......................              17,857           3.50         21.00              17,857           21.00
                                         ------------------- -------------- -------------   -----------------  --------------
$   0.55  - 21.00......................           2,261,657           6.30  $       2.20           1,820,229   $        2.51
                                         =================== ============== =============   =================  ==============

The following summarizes the range of exercise prices and weighted-average remaining contractual life of outstanding warrants at June 30, 2004.

                                                               Warrants Outstanding                 Warrants Exercisable
                                                    ------------------------------------------- -----------------------------
            Range of Exercise Prices                    Number         Weighted     Weighted        Number        Weighted
                                                                       Average       Average                       Average
                                                      Outstanding     Remaining     Exercise      Exercisable     Exercise
                                                     July 30, 2004       Life         Price      July 30, 2004      Price
--------------------------------------------------  ---------------- ------------- ------------ ---------------- ------------
$    0.28 -   0.50...............................           817,768          0.60  $      0.29          817,768  $      0.29
     1.60 -   2.45...............................         4,148,660          1.50         2.40        4,048,660         2.42
     3.50 -   5.67...............................           750,535          1.50         5.12          746,963         5.12
     7.00 -   7.70...............................             8,571          0.00         7.58            8,571         7.58
    12.25 -  12.25...............................            96,429          4.70        12.25           89,287        12.25
    21.00 -  28.00...............................           600,000          2.60        27.04          600,000        27.04
                                                    ---------------- ------------- ------------ ---------------- ------------
$    0.28 -  28.00...............................         6,421,963          1.60  $      4.91        6,311,249  $      4.95
                                                    ================ ============= ============ ================ ============

Pro forma information regarding net loss is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2004; risk-free interest rate range of 2.72% to 4.76%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock for 2003 and 2002 of $1.16 and $.974, respectively; and an expected life of the option of three to five years.

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

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  12. RELATED-PARTY TRANSACTIONS

The Company's travel services business entered into a one-year public relations contract with a company whose president's wife is an employee of the travel services business. This contract was terminated on August 26, 2004. During fiscal year 2004, 19,971 was paid for services rendered.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE  13. BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands).

             Year ended June 30, 2004:                    Aviation          Technology          Corporate           Total
                                     Travel
                                                          Services          Solutions
----------------------------------------------------    -------------     ---------------     --------------     ------------
Revenue                                                  $   165,395       $      15,412       $          -       $  180,807
Loss from continuing operations                               (4,681)               (588)            (3,253)          (8,522)
Identifiable assets                                           72,258              11,171                865           84,294
Capital expenditures                                             638                  95                  -              733
Depreciation and amortization                                    591                 204                 15              810


                                    Aviation
                                                           Travel           Technology
             Year ended June 30, 2003:                    Services          Solutions           Corporate           Total
----------------------------------------------------    -------------     ---------------     --------------     ------------
Revenue                                                  $    62,607       $      11,002       $          1       $   73,610
Income (loss) from continuing operations                         888                (340)            (1,258)            (710)
Identifiable assets  (1)                                       7,443              10,281              1,621           19,345
Capital expenditures                                             197                  74                  -              271
Depreciation and amortization                                    101                 249                 14              364


                                    Aviation
                                                           Travel           Technology
             Year ended June 30, 2002:                    Services          Solutions           Corporate           Total
----------------------------------------------------    -------------     ---------------     --------------     ------------
Revenue                                                  $    27,273       $      10,294       $        279       $   37,846
Loss from continuing operations                                 (946)               (609)            (1,439)          (2,994)
Identifiable assets  (1)                                       5,743              11,197              1,982           18,922
Capital expenditures                                              21                  67                  1               89
Depreciation and amortization                                     76                 229                 15              320

----------

(1) Excludes assets of discontinued operations

NOTE  14. CONTINGENCIES AND COMMITMENTS

Commitments

The Company leases office space under non-cancelable office leases. The future minimum lease payments required under these leases at June 30, 2004 are as follows (in thousands).

   Fiscal Year                                                                                                      Total
---------------                                                                                                   ---------
2005..............................................................................................................$   1,406
2006...............................................................................................................   1,355
2007...............................................................................................................   1,372
2008...............................................................................................................   1,203
2009...............................................................................................................   1,227
Thereafter.........................................................................................................     544
                                                                                                                   --------
                                                                                                                   $  7,107
                                                                                                                   ========

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Rent expense under operating leases aggregated $1,013,830, $398,960 and $346,983 for the years ended June 30, 2004, June 30, 2003 and June 30, 2002, respectively.

Guarantee Obligation

The Company's Travel Services segment has certain guarantees with an airline provider that agrees to a minimum number of hours during each program year and is required to pay any shortage to the provider. The segment does not anticipate a shortage and accordingly no amount has been accrued.

Subsequent Events

Termination of Planned Acquisition

On August 17, 2004, the Company announced that it had terminated its previously announced (May 11, 2004) acquisition of Response Personnel, Inc. and certain related affiliates. Response is a leading provider of professional staffing services. RCG plans to focus its future growth and acquisition initiatives within the leisure travel and entertainment industry.

Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement, dated September 13, 2004, with institutional and accredited investors (collectively the "Investors"). Pursuant to the terms of the Securities Purchase Agreement, the Company is to initially issue the following securities to the Investors in consideration for the Investors making payment to the Company in the aggregate amount of $4,300,000: (i) 4,300 shares of Series A 6% Convertible Preferred Stock, with a stated value of $1,000 per share, which shares are initially convertible into shares of Common Stock of the Company at a fixed price of $0.94 per share, subject to adjustment ("Set Price") and that are, subject to certain conditions, subject to forced conversion by the Company at any time the common shares of the Company have a volume weighted average price ("VWAP") which exceeds 200% of the Set Price for the preceding 10 trading days, (ii) Warrants to purchase approximately 1,143,617 shares of Common Stock of the Company at an exercise price of $1.20 per share, exercisable commencing 6 months after the closing date until the date that is 3 years after such date, with anti-dilution provisions subject to a $1 floor, and that are, subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP which exceeds 200% of the exercise price for the preceding 20 trading days, and
(iii) Additional Investment Rights to purchase approximately 3,430,851 shares of Common Stock of the Company at an exercise price of $1.03 per share, exercisable commencing 6 months after the closing date until the earlier of (a) the later of the date that is 6 months after the effective date of the registration statement covering the shares and the date that is 1 year after the closing date, and (b) September 13, 2006, with standard anti-dilution, and that are, subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP greater than or equal to 160% of the exercise price for the preceding 20 trading days.

The transaction was approved by the Company's Board on August 25, 2004, and closed on September 14, 2004.

On September 14, 2004, the Company filed an amended Certificate of Incorporation with the Secretary of State of the State of Delaware. The Certificate amends the Company's Certificate of Incorporation to fix the preferences, rights, and limitations of the Series A 6% Convertible Preferred Stock, as described above.

                   RCG Companies Incorporated and Subsidiaries
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                      Quarterly Financial Data (Unaudited)
                      (in thousands, except per-share data)

                                                                                                                            Annual
Fiscal Year 2003                                                       Sept. 30     Dec. 31      Mar. 31        June 30     Total
------------------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
Revenues ..........................................................   $  19,113    $  38,881    $  52,243    $  70,570    $ 180,807
Gross Profit ......................................................       1,267        3,289          972        7,752       13,280
Operating income (loss) from continuing operations ................        (328)      (2,157)      (6,399)         989       (7,895)
                                                                      ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations ..........................        (160)      (2,386)      (6,623)         647       (8,522)
Income (loss) from discontinued operations ........................        (730)      (5,651)      (1,548)       4,338       (3,591)
                                                                      ---------    ---------    ---------    ---------    ---------
Net income (loss) .................................................   $    (890)   $  (8,037)   $  (8,171)   $   4,985    $ (12,113)
                                                                      =========    =========    =========    =========    =========

Income (loss) per common share from continuing operations:
     Basic ........................................................       (0.01)      (0.014)       (0.35)        0.04        (0.51)
                                                                      =========    =========    =========    =========    =========
     Diluted ......................................................       (0.01)      (0.014)       (0.35)        0.03        (0.51)
                                                                      =========    =========    =========    =========    =========

Net income (loss) per common share:
     Basic ........................................................       (0.06)       (0.46)       (0.43)        0.30        (0.72)
                                                                      =========    =========    =========    =========    =========
     Diluted ......................................................       (0.06)       (0.46)       (0.43)        0.27        (0.72)
                                                                      =========    =========    =========    =========    =========

                                                                                                                            Annual
Fiscal Year 2003                                                       Sept. 30     Dec. 31      Mar. 31        June 30     Total
------------------------------------------------------------------    ---------    ---------    ---------    ---------    ---------
Revenues ..........................................................   $  18,288    $  16,218    $  17,660    $  21,444    $  73,610
Gross Profit ......................................................       1,412        1,061        1,084        1,536        5,093
Operating income (loss) from continuing operations ................         (25)        (259)        (548)        (149)        (981)
                                                                      ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations ..........................         359         (155)        (592)        (322)        (710)
Income (loss) from discontinued operations ........................        (509)        (376)        (802)      (2,854)      (4,541)
                                                                      ---------    ---------    ---------    ---------    ---------
Net income (loss) .................................................   $    (150)   $    (531)   $  (1,394)   $  (3,176)   $  (5,251)
                                                                      =========    =========    =========    =========    =========

Income (loss) per common share from continuing operations:
     Basic ........................................................   $    0.03    $   (0.01)   $   (0.05)   $   (0.02)   $   (0.06)
                                                                      =========    =========    =========    =========    =========
     Diluted ......................................................   $    0.03    $   (0.01)   $   (0.05)   $   (0.02)   $   (0.06)
                                                                      =========    =========    =========    =========    =========

Net income (loss) per common share:
     Basic ........................................................   $   (0.01)   $   (0.04)   $   (0.11)   $   (0.24)   $   (0.42)
                                                                      =========    =========    =========    =========    =========
     Diluted ......................................................   $   (0.01)   $   (0.04)   $   (0.11)   $   (0.24)   $   (0.42)
                                                                      =========    =========    =========    =========    =========

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Forms 8-K confirming the change in the registrant's certifying accountants (Item
4) were filed on March 3, 2004 and April 2, 2004.

Item  9A. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective based on their evaluation of such controls and procedures as of June 30, 2004. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the fourth quarter of the Company's fiscal year ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item  9B. Other Information

Not applicable.

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

Item  10. Directors and Executive Officers of the Registrant

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item  11. Executive Compensation

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item  12. Security Ownership of Certain Beneficial Owners and Management

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item  13. Certain Relationships and Related Transactions

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

Item  14. Principal Accountant Fees and Services

Pursuant to General Instruction G(3) of Form 10-K, the information called for by this item is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                     PART IV

Item  15. Exhibits, Financial Statement Schedules

(a)   (1) Financial Statements

         The following consolidated financial statements are incorporated by reference in Part II, Item 8:

      o     Report of Independent Registered Public Accounting Firm;
      o     Consolidated Balance Sheets as of June 30, 2004 and June 30, 2003;
      o Consolidated Statements of Operations for the years ended June 30, 2004, June 30, 2003 and June 30, 2002;
      o     Consolidated Statements of Changes in Shareholders' Equity for the
            years ended June 30, 2004, June 30, 2003 and June 30, 2002;
      o     Consolidated Statements of Cash Flows for the years ended June 30,
            2004, June 30, 2003 and June 30, 2002; and
      o     Notes to the Consolidated Financial Statements.

(a)   (2) Financial Statement Schedules

      o     Report of Independent Accounting Firm on Financial Statement
            Schedules
      o     Schedule II - Valuation and Qualifying Accounts

      All other financial statement schedules are omitted for the reasons that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto which are incorporated by reference in Part II, Item 8.

(a)   (3) Exhibits

           Exhibit
           Number                     Exhibit Description

             2.1 Stock Purchase Agreement dated as of August 16, 2000 between the Company, Michael Pruitt, and Darek Childress (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on (September 22, 2000).

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

             3.2 Amended and Restated Bylaws of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed on September 28, 2000).

             3.3 Certificate of Amendment of Restated Certificate of Incorporation of eResource Capital Group, Inc. dated June 17, 2002

             4.1 Registration Rights Agreement between the Company and Worldspan, L.P. dated as of June 26, 2000 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed on September 28, 2000).

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

             4.5 Registration Rights Agreement between the Company and each of the stockholders of Lifestyle (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 18, 2001).

            10.1 Form of Officer/Director Non-Qualified Option Agreement dated as of July 2, 1999 (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 filed on September 28,
                     1999).

            10.2 Schedule of Option Agreements granted in February, April and July 1999 (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 1999 filed on September 28, 1999).

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

            10.5 Employment Agreement between the Company and Todd Bottorff (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed on September 28, 2000).

            10.6 Agreement between the Company and Arthur G. Weiss dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed on September 28, 2000).

            10.7 Agreement between the Company and C. Beverly Lance dated as of July 27, 2000 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended June 30, 2000 filed on September 28, 2000).

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

            10.12 General Release and Settlement Agreement between the Company and Acqua Wellington Value Fund, Ltd. dated as of January 23, 2001 (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2000 filed on February 14,
                     2001).

            10.13 Employment Agreement between the Company and Michael D. Pruitt dated as of November 7, 2002 (represents a compensatory plan arrangement) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002, filed on February 14, 2003).

            10.14 Employment Agreement between the Company and Ms. Melinda Morris Zanoni dated as of November 7, 2002 (represents a compensatory plan or arrangement) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-QSB for the quarter ended December 31, 2002 filed on February 14, 2003).

            10.15 Employment Agreement between the Company and Jeffery F. Willmott dated as of April 15, 2003 (represents a Compensatory plan arrangement (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, filed on May 15, 2003).

            10.16 Amendment to Employment Agreement between the Company and Michael D. Pruitt dated as of April 2, 2003 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on October 14,
                     2003).

            10.17 Amendment to Employment Agreement between the Company and Melinda Morris Zanoni dated as of April 2, 2003 (incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 filed on October 14, 2003).

            10.18 Asset purchase agreement by and among VE Holdings, Inc., SunTrips, Inc., FS Tours, Inc. and FS SunTours, Inc. dated as of October 17, 2003 (incorporated by reference to exhibit 10.1 to the Company's current report on Form 8-k filed on October 20, 2003).

            10.19 amended and restated asset purchase agreement by and among VE Holdings, Inc., SunTrips, Inc., FS Tours, Inc. and FS SunTours, Inc. dated as of October 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 17, 2003).

            10.20 Securities Purchase Agreement among eResource Capital Group, Inc. and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 17, 2003).

            10.21 Stock Purchase Agreement dated as of May 11, 2004 by and among WTI Acquisition, Inc., RCG Companies Incorporated and Stockholders of Response Personnel, Inc. and Affiliates (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 14, 2004).

            10.22 Securities Purchase Agreement dated as of September 13, 2004, by and among RCG Companies Incorporated and the purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on September 16, 2004).

            10.23 RCG Companies Incorporated, Certificate of Designation of References, Rights and Limitations of Series A 6% Convertible Preferred Stock (incorporated by reference to
                     Exhibit 4.5 to the Company's Current Report on Form 8-K filed on September 16, 2004).

                  Exhibits filed herewith:

            16.1 Change in Accountants-Letter from Ernst & Young dated February 22, 2002 (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K/A filed on February 22, 2002).

            21.1     Subsidiaries of the Company

            23.1     Consent of BDO Seidman, LLP

            31.1     Certification of Principal Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

            31.2     Certification of Principal Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RCG Companies Incorporated and Subsidiaries
Charlotte, North Carolina

The audits referred to in our report dated October 8, 2004 relating to the consolidated financial statements of RCG Companies Incorporated and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits. Our report conteins an explanetory paragraph regarding the Company's ability to continue as a going concern.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman
-------------------------
BDO Seidman, LLP
Charlotte, North Carolina

Date:   October 8, 2004

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                         Balance at       Charged                                         Balance at
                                                         Beginning       to Cost and                       Other            End of
                                                          of Year          Expenses     Deductions (1)    Adjustments        Year
                                                           --------        --------        --------         --------        --------

Year Ended June 30, 2002
Allowance for Doubtful Accounts ...................        $ 81,073       $ 209,497       $  67,987               --        $222,583

Year Ended June 30, 2003
Allowance for Doubtful Accounts ...................         222,583           5,917         116,676               --         111,824

Year Ended June 30, 2004
Allowance for Doubtful Accounts ...................         111,824         157,087          10,934           73,713         331,690

----------

(1) Write-off of doubtful accounts

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               RCG Companies Incorporated

Date: October 13, 2004         By: /s/ Michael D. Pruitt
                                   ---------------------------------------------
                                   Michael D. Pruitt
                                   President and Chief Executive Officer
                                   (principal executive officer)

Date: October 13, 2004         By: /s/ Jeffrey F. Willmott
                                   ---------------------------------------------
                                   Jeffrey F. Willmott
                                   Chairman of the Board

Date: October 13, 2004         By: /s/ William W. Hodge
                                   ---------------------------------------------
                                   William W. Hodge
                                   Chief Financial Officer
                                   (principal accounting officer)

Date: October 13, 2004         By: /s/ Dr. James A. Verbrugge
                                   ---------------------------------------------
                                   Dr. James A. Verbrugge
                                   Director

Date: October 13, 2004         By: /s/ P. Roger Byer
                                   ---------------------------------------------
                                   P. Roger Byer
                                   Director

Date: October 13, 2004         By: /s/ J. Michael Carroll
                                   ---------------------------------------------
                                   J. Michael Carroll
                                   Director

Date: October 13, 2004         By: /s/ Wesley M. Jones
                                   ---------------------------------------------
                                   Wesley M. Jones
                                   Director