Form 10-K/A
period 2004-06-30
RCG COMPANIES INC
filed 2004-10-28
CIK 722839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

|X| ANNUAL REPORT PURSUANT TO SECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004            Commission file number 1-8662

                           RCG Companies Incorporated
                           ---------------------------
             (Exact name of registrant as specified in its charter)


                          DELAWARE                                          23-2265039
--------------------------------------------------------------   ----------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

  6836 MORRISON BLVD, SUITE 200, CHARLOTTE, NC                               28211-2668
--------------------------------------------------------------   -----------------------------------
             (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number (704) 366-5054
Securities registered under Section 12(b) of the Exchange Act:

                Title of each class                    Name of each  exchange  on which  registered
          Common Stock, par value, $0.04                        American Stock Exchange
--------------------------------------------------    -----------------------------------------------


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

Documents Incorporated by Reference - None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 1) amends the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission and is being filed primarily to include information that is required in Part III of Form 10-K, which was originally incorporated by reference; reclassifications of certain amounts from continuing to discontinued operations in the Consolidated Statements of Cash Flow for the three years ended June 30, 2004; and other minor typographical and drafting errors. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.


                                       TABLE OF CONTENTS


                                             PART I
                                                                                                  Page
Item 1.  Business....................................................................................4
Item 2.  Properties.................................................................................11
Item 3.  Legal Proceedings..........................................................................12
Item 4.  Submission of Matters to a Vote of Security Holders........................................12

                                            PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer
         Purchases of Equity Securities.............................................................13
Item 6.  Selected Financial Data....................................................................15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................20
Item 8.  Financial Statements and Supplementary Data................................................21
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......50
Item 9A. Controls and Procedures....................................................................50
Item 9B. Other Information..........................................................................50

                                            PART III

Item 10. Directors and Executive Officers of the Registrant.........................................51
Item 11. Executive Compensation.....................................................................53
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................57
Item 13. Certain Relationships and Related Transactions.............................................57
Item 14. Principal Accountant Fees and Services.....................................................58

                                            PART IV

Item 15. Exhibits, Financial Statement Schedules....................................................59
         Signatures

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

   WE RECEIVED A GOING CONCERN OPINION FROM OUR INDEPENDENT REGISTERED PUBLIC
                                ACCOUNTING FIRM.

We received from our independent registered public accounting firm and included in this report an opinion on our consolidated financial statements that raises substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations and a deficiency in working capital at June 30, 2004.

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

Both the stock market in general and the market for travel and technology services companies have recently experienced extreme volatility. Similarly, the per-share trading price of our Common Stock during the year ended June 30, 2004, as reported by the American Stock Exchange (the "Exchange"), fluctuated from a high of $3.16 to a low of $0.46. Fluctuations in the price of our Common Stock may occur, among other reasons, in response to:

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

    WE MAY BE UNABLE TO MAINTAIN OUR LISTING ON THE AMERICAN STOCK EXCHANGE; IF WE ARE DELISTED, THE TRADING OF OUR COMMON STOCK COULD BE MORE DIFFICULT.

Our Common Stock is presently listed and trading on the American Stock Exchange. The Company believes that it meets the standards for continued listing but such a determination is subjective and no assurance can be given that the Exchange will agree or that our Common Stock will be trading on the Exchange at the time that the stockholders are able to sell shares under applicable securities laws. If our Common Stock is delisted from the Exchange, trading in our securities could be more difficult, and trading of our Common Stock could be subject to the "penny-stock" rules.

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

     INCREASES IN FUEL COSTS AFFECT OUR OPERATING COSTS AND COMPETITIVENESS.

Fuel is a major component of our operating expenses. Both the cost and availability of fuel are influenced by many economic and political factors and events occurring in oil producing countries throughout the world, and fuel costs fluctuate widely. Recently, the price per barrel of oil has reached an all-time high; this has significantly impacted our results of operations. Affecting our ability to compete is the fact that we cannot predict the future availability of fuel and its monetary cost to us. The unavailability of adequate fuel supplies could have a material adverse effect on our operations and profitability. In addition, larger airlines may have a competitive advantage because they pay lower prices for fuel. We generally follow industry trends by imposing a fuel surcharge in response to significant fuel price increases. However, our ability to pass on increased fuel costs is limited by economic and competitive conditions.

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

We have adopted the RCG Companies Incorporated Stock Option Plan (the "Plan") and our stockholders have authorized the issuance of options to acquire up to 20,000,000 shares of Common Stock under the Plan. As of June 30, 2004, we have outstanding options for 2,261,657 shares, under the Plan that have been granted to our officers, directors, employees and other service providers of which options for 1,820,229 shares are vested. There have been zero options exercised for fiscal year 2004 of Common Stock that were issued under the Plan. In addition to options issued under the Plan, we currently have outstanding warrants as of June 30, 2004 for 6,421,963 shares, including 6,000 that were exercised during this fiscal year. Our outstanding options and warrants have exercise prices ranging from $0.28 to $28.00. As of the filing date, we currently have outstanding convertible preferred shares for 4,574,468.09 common shares at a conversion price of $.94 per share, none of which has been converted as of the filing date. The exercise of these options, warrants or preferred shares will dilute the percentage ownership of our current stockholders and the potential sale of shares issued upon the exercise of these warrants, options or preferred shares could have a negative impact on the market price of our Common Stock.

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

EMPLOYEES

At June 30, 2004, the Company had 347 full-time employees in its continuing businesses as follows.

Travel Services...............................................         307
Technology Solutions..........................................          34
Corporate.....................................................           6
                                                                  ---------
Total.........................................................         347
                                                                  =========

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

ITEM 2.  PROPERTIES

At June 30, 2004, the Company's continuing businesses leased office-building space as follows.


        Business Segment                                   Locations              Sq. Ft.         Annual Rent         Termination
        ----------------                                   ---------              ----------  ------------------      -----------
Travel Services                   Atlanta, GA; San Jose, CA; Honolulu, HI             48,116  $        1,034,148       Aug. 2010
Technology Solutions              Fairport, NY; Charlotte, NC; West Mifflin, PA       13,310  $          158,274       Dec. 2009
Corporate                         Charlotte, NC                                        3,304  $           68,062       Sept. 2005


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

--------------------------------------------------------------------------------
                                     PART II
--------------------------------------------------------------------------------

ITEM 5.  MARKET   FOR  THE   REGISTRANT'S  COMMON  EQUITY,  RELATED  STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's $.04 par value Common Stock ("Common Stock") is listed on the American Stock Exchange under the symbol "RCG". The prices reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions. The following table shows the high and low trading prices of the Common Stock during the last two fiscal years as reported on the Exchange.


                                Fiscal Year 2004                                        High           Low
--------------------------------------------------------------------------------    -----------    -----------
First Quarter...................................................................    $     2.23      $    0.46
Second Quarter..................................................................          3.16           1.40
Third Quarter...................................................................          2.15           1.50
Fourth Quarter..................................................................          2.40           1.64

                                Fiscal Year 2003                                        High           Low
--------------------------------------------------------------------------------    -----------    -----------

First Quarter...................................................................    $     1.50      $    0.66
Second Quarter..................................................................          0.93           0.35
Third Quarter...................................................................          0.65           0.26
Fourth Quarter..................................................................          0.70           0.27


The closing price of the Company's Common Stock on June 30, 2004 by the Exchange was $2.10 per share.

DIVIDENDS

The Company has never paid cash dividends and currently intends to retain any future earnings to expand its operations. Therefore, it is not contemplated that cash dividends will be paid on the Company's Common Stock in the foreseeable future.

RECORDHOLDERS

The approximate number of recordholders of the Company's Common Stock as of June 30, 2004 was 5,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes certain information as of the end of the Company's fiscal year 2004 with respect to compensation plans (including individual compensation arrangements) under which Common Stock of the Company are authorized for issuance.


                                                                                                               Number of
                                                   Number of securities to be   Weighted average exercise      securities
                                                     issued upon exercise of       price of outstanding         remaining
                                                      outstanding options,        options, warrants and       available for
Plan category                                          warrants and rights                rights             future issuance
------------------------------------------------------------------------------- --------------------------- ------------------
Equity compensation plans
  approved by security holders...............                    2,261,657      $              2.20                 17,738,343
Equity compensation plans not
  approved by security holders...............                    6,421,963                     4.91                         --
                                                   ---------------------------- --------------------------- ------------------
Total........................................                    8,683,620      $              4.20                 17,738,343
                                                   ============================ =========================== ==================

SALES OF UNREGISTERED SECURITIES

The following is a summary of Common Stock activity during the quarter ended June 30, 2004.

                                                                                       Common Stock
                                                                                          Issued
                                                                                  ------------------------
Balance at March 31, 2004.......................................................               19,289,004
      Shares issued for debt conversion at $1.67 per share......................                  450,000
      Private placement at $.25 per share to an accredited investor*............                  250,000
      Shares issued for SchoolWorld acquisition.................................                   50,000
      Private placement at $.80 per share to an accredited investor**...........                1,250,000
                                                                                  ------------------------
Balance at June 30, 2004........................................................               21,289,004
                                                                                  ========================

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

     Number of                       Exercise                                                                            Vesting
    Purchasable                      Price Per                     Grant                        Term                       Period
      Shares                           Share                       Date                        (Years)                    (Months)
      ------                           -----                       ----                        -------                    --------
        85,000.........................$0.55.......................7/1/2003....................10...........................12
        75,000.........................$0.60......................7/14/2003.....................7...........................48
        50,000.........................$1.90.......................1/4/2004.....................7...........................48
        30,000.........................$1.84......................2/10/2004.....................7............................4
        50,000.........................$1.84......................2/10/2004.....................7...........................48
      --------
       290,000
      ========

All of the options indicated in the table above were granted under the Company's option plan, which was registered on Form S-8. The options were issued without registration under the Securities Act, in reliance upon the exemption in Section 4(2) of the Securities Act.

ITEM 6.         SELECTED FINANCIAL DATA


Financial Highlights                                                    Year Ended June 30
                                     2004 (1)             2003              2002(2)              2001(2)             2000(2)
                                ------------------- ------------------ ------------------- -------------------- -------------------
Revenues......................  $     180,807,076   $     73,609,775   $      37,846,061   $       12,632,491   $          10,040
Loss from continuing
   operations.................         (8,521,522)          (709,651)         (2,994,372)         (19,592,208)        (56,874,317)
Basic and fully diluted
   loss per share -
   continuing operations......              (0.51)             (0.06)              (0.26)               (2.53)             (12.60)
Weighted average shares
   outstanding..........               16,799,540         12,661,743          11,520,096            7,740,503           4,513,792
Total assets..................         84,294,008         27,098,092          26,598,415           18,139,782           8,315,477
Working capital (deficit).....        (11,121,088)        (6,721,362)         (1,438,818)           1,286,120           4,451,007
Long-term liabilities.........          9,176,861            616,080           1,290,648              179,046                  --
Cash dividends                                 --                 --                  --                   --                  --


----------
(1) Includes the operations of recent acquisitions (See Note 1 to the financial statements in Item 8.)
(2)   Restated for discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis should be read with the Consolidated Financial Statements.

OVERVIEW

RESULTS OF CONTINUING OPERATIONS

The following table summarizes results of continuing operations by business segment for each of the three fiscal years in the period ended June 30, 2004.


                                                                         Year Ended June 30, 2004
                                                                                                          Loss from
                                                                                                         Continuing
                                                         Revenue               Gross Profit              Operations
                                                   --------------------     --------------------     --------------------
Travel Services..................................  $       165,394,996      $        10,842,456      $       (4,680,596)
Technology Solutions.............................           15,412,080                1,908,737                (587,893)
Corporate........................................                   --                       --              (3,253,033)
                                                   --------------------     --------------------     --------------------
                                                   $       180,807,076      $        12,751,193      $       (8,521,522)
                                                   ====================     ====================     ====================

                                                                         Year Ended June 30, 2003
                                                                                                        Profit (Loss)
                                                                                                       from Continuing
                                                         Revenue               Gross Profit               Operations
                                                   --------------------     --------------------     --------------------
Travel Services..................................  $        62,607,443      $         3,545,793      $          887,882
Technology Solutions.............................           11,001,598                1,546,162                (340,172)
Corporate........................................                  734                      734              (1,257,361)
                                                   --------------------     --------------------     --------------------
                                                   $        73,609,775      $         5,092,689      $         (709,651)
                                                   ====================     ====================     ====================

                                                                         Year Ended June 30, 2002
                                                                                                          Loss from
                                                                                                         Continuing
                                                         Revenue               Gross Profit              Operations
                                                   --------------------     --------------------     --------------------
Travel Services..................................  $        27,272,819      $           971,926      $         (945,862)
Technology Solutions.............................           10,294,141                1,922,854                (609,099)
Corporate........................................              279,101                  279,101              (1,439,411)
                                                   --------------------     --------------------     --------------------
                                                   $        37,846,061      $         3,173,881      $       (2,994,372)
                                                   ====================     ====================     ====================


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

Selling, general and administrative expenses in the year ended June 30, 2004 was $18,636,833 compared with $5,709,547 in fiscal year 2003, an increase of $12,927,286. This increase is due to expenses of the newly acquired businesses and increased staff in the travel services business to support its expanded charter operations, and partially offset by lower marketing expenses, due to the termination of the jet shuttle service and reduced corporate expenses. Selling, general and administrative expenses as a percentage of revenue increased from 8% to 10% of revenue in 2004.

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

Selling, general and administrative expenses in the year ended June 30, 2003 was $5,709,547 compared with $5,865,540 in fiscal year 2002. Selling, general and administrative expenses as a percentage of revenue were significantly reduced to 8% of revenue from 15% of revenue in 2002.

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

Cash and cash equivalents were $6,596,076 and $807,834 at June 30, 2004 and June 30, 2003, respectively. At June 30, 2004, the Company had current assets of $57,806,513 as compared to $68,927,601 of total current liabilities, resulting in a working capital deficit of $11,121,088. At June 30, 2003, we had current assets of $8,492,428 as compared to $15,213,790 of total current liabilities, resulting in a working capital deficit of $6,721,362.

Cash and cash equivalents increased by $5,788,242 during 2004. Cash of $5,404,877, primarily from the sale of Common Stock, was provided from financing operations and $1,272,269 from operating activities, offset by $888,904 used in investing activities.

Cash of $1,272,269 was provided from operating activities during fiscal year 2004. The net loss of $12,112,568 for the year was offset by non-cash losses from discontinued operation of $3,591,046, other non-cash charges of $1,362,253 and an increase of $8,431,538 from the net operating assets and liabilities.

Non-cash charges of $1,362,253 consist primarily of $1,199,690 goodwill impairment, $809,680 in depreciation an amortization charges and issuance of Common Stock for services and contract settlement of $773,106, offset by $2,184,773 of amortization of an unfavorable airline contract.

The net increase in operating assets and liabilities of $8,431,538 was due significantly to the increase in unearned income of $12,985,949 and accounts payable and accrued expenses of $14,216,839, offset by an increase in restricted cash of $19,356,089.

The following table summarizes contractual obligations as of June 30, 2004 (in thousands).


                                  Total           Prior to             July 1, 2005        July 1, 2007          July 1, 2009
                                                June 30, 2005        to June 30, 2007     to June 30, 2009       and thereafter
                               ------------- -------------------- -------------------- ----------------------- ------------------
Purchase obligations.......... $     60,154  $            30,865  $            18,868  $               10,421  $              --
Long-term notes payable.......       11,250                   --                3,463                   1,500              6,287
Operating and capital-
lease obligations.............       18,424                9,162                6,278                   2,440                544
                               ------------- -------------------- -------------------- ----------------------- ------------------
                               $     89,828  $            40,027  $            28,609  $               14,361  $           6,831
                               ============= ==================== ==================== ======================= ==================

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

o Consolidated Statements of Cash Flows for the years ended June 30, 2004, June 30, 2003 and June 30, 2002.

o     Notes to the Consolidated Financial Statements.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
RCG Companies Incorporated and Subsidiaries
Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of RCG Companies Incorporated and Subsidiaries (The Company) as of June 30, 2004 and 2003 and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of a subsidiary for 2004 and 2003, which statements reflect total assets of $0 and $7,753,042 as of June 30, 2004 and 2003, respectively, and losses from discontinued operations of $3,591,046, $4,541,141 and $607,939 for the three years ended June 30, 2004.
Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the subsidiary, is based solely on the reports of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of RCG Companies Incorporated and Subsidiaries at June 30, 2004 and 2003, and the results of its operations and its cash flows for the three years ended June 30, 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and at June 30, 2004 had a deficiency in working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman
BDO Seidman, LLP
Charlotte, North Carolina

October 8, 2004, except for Note 16,
which is dated October 27, 2004

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                          June 30,
                                                                                                 2004                  2003
                                                                                           -----------------     ------------------
ASSETS
Cash and cash equivalents...............................................................   $      6,596,076      $         807,834
Restricted cash.........................................................................         40,387,429              2,655,126
Accounts receivable, net of allowance for doubtful accounts of $331,690 and $111,824,
 respectively...........................................................................          4,531,918              1,966,094
Due from affiliates                                                                                  68,500                     --
Inventory...............................................................................             71,970                 44,893
Investments.............................................................................            326,911                376,945
Prepaid expenses........................................................................          5,823,709              2,641,536
                                                                                           -----------------     ------------------
                     Total current assets...............................................         57,806,513              8,492,428

Deferred costs and other assets.........................................................            508,342                413,364
Property and equipment, net.............................................................          1,526,746                797,887
Net non-current assets of discontinued operations.......................................                 --              7,753,042
Goodwill and other intangible assets, net...............................................         24,452,407              9,641,371
                                                                                           -----------------     ------------------
                     Total assets.......................................................   $     84,294,008      $      27,098,092
                                                                                           =================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and other obligations - current portion...................................         $1,941,918               $818,790
Notes payable and amounts due to related parties........................................                 --                495,563
Accounts payable and accrued expenses...................................................         28,466,748              5,109,880
Net current liabilities of discontinued operations......................................                 --              4,780,902
Unearned income                                                                                  38,518,935              4,008,655
                                                                                           -----------------     ------------------
                     Total current liabilities..........................................         68,927,601             15,213,790

Warrant obligation                                                                                1,520,000                     --
Notes payable and other obligations.....................................................          7,656,861                 16,080
Notes payable and amounts due to related parties........................................                 --                600,000
                                                                                           -----------------     ------------------
                     Total liabilities..................................................         78,104,462             15,829,870
                                                                                           -----------------     ------------------
Minority interest.......................................................................                 --                314,464
                                                                                           -----------------     ------------------
Shareholders' equity:
      Common stock, $0.04 par value, 200,000,000 shares authorized, 21,289,004 and
      13,948,160 issued, 21,157,790 and 13,816,946 outstanding, respectively............            849,561                557,927
      Preferred stock, $0.01 par value, 10,000,000 shares authorized, none                               --                     --
        outstanding
      Additional paid-in capital........................................................        121,385,825            114,329,103
      Accumulated deficit...............................................................       (115,137,478)          (103,024,910)
      Accumulated other comprehensive loss..............................................           (276,347)              (276,347)
      Treasury stock at cost (131,214 shares)...........................................           (632,015)              (632,015)
                                                                                           -----------------     ------------------
                     Total shareholders' equity.........................................          6,189,546             10,953,758
                                                                                           -----------------     ------------------
                     Total liabilities and shareholders' equity.........................   $     84,294,008      $      27,098,092
                                                                                           =================     ==================

The accompanying notes are an integral part of these consolidated financial statements.



                                             RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the Years Ended June 30,
                                                                       2004                      2003                  2002
                                                                --------------------      -------------------   -------------------
Revenues:
      Services................................................  $       165,764,601       $       63,424,156    $      28,827,495
      Product sales...........................................           15,042,475               10,185,619            9,018,566
                                                                --------------------      -------------------   -------------------
           Total revenue......................................          180,807,076               73,609,775           37,846,061
                                                                --------------------      -------------------   -------------------
Cost of revenues:
      Services................................................          154,812,412               59,536,123           26,872,970
      Product sales...........................................           13,243,471                8,980,963            7,799,210
                                                                --------------------      -------------------   -------------------
           Total cost of revenue..............................          168,055,883               68,517,086           34,672,180
                                                                --------------------      -------------------   -------------------
           Gross profit.......................................           12,751,193                5,092,689            3,173,881

Selling, general and administrative expenses..................           18,636,833                5,709,547            5,865,540
Depreciation and amortization.................................              809,680                  363,852              320,362
Goodwill impairment...........................................            1,199,690                        -                    -
                                                                --------------------      -------------------   -------------------
           Operating costs and expenses.......................           20,646,203                6,073,399            6,185,902
                                                                --------------------      -------------------   -------------------

           Loss from operations...............................           (7,895,010)                (980,710)          (3,012,021)

Interest expense, net.........................................              841,642                  194,230              128,345
Other income..................................................             (100,262)                (238,905)                   -
Equity in earnings of joint ventures..........................              (14,067)                  (3,311)                   -
Loss on sale of assets........................................               18,881                   54,195                  481
Gain on investments, net......................................             (119,682)                (277,268)            (146,475)
                                                                --------------------      -------------------   -------------------
           Loss from continuing operations....................           (8,521,522)                (709,651)          (2,994,372)

Loss from discontinued operations, net........................           (3,591,046)              (4,541,141)          (1,183,763)
Gain on disposal of discontinued operations...................                    -                        -              575,824
                                                                --------------------      -------------------   -------------------
           Loss before cumulative effect of
             change in accounting principle                             (12,112,568)              (5,250,792)          (3,602,311)

Cumulative effect of change in accounting principle...........                    -                        -            (693,000)
                                                                --------------------      -------------------   -------------------

           Net loss...........................................  $       (12,112,568)       $     (5,250,792)    $      (4,295,311)
                                                                ====================      ===================   ===================

Basic and diluted net loss per share:
      Loss from continuing operations.........................  $             (0.51)       $           (0.06)   $           (0.26)
      Loss from discontinued operations.......................                (0.21)                   (0.36)               (0.10)
      Gain (loss) on disposal of discontinued operations......                    -                        -                 0.05
      Cumulative effect of change in accounting principle.....                    -                        -                (0.06)
                                                               --------------------      -------------------    -------------------

           Net loss...........................................  $             (0.72)       $           (0.42)   $           (0.37)
                                                                ====================      ===================   ===================

Weighted average shares outstanding...........................           16,799,540               12,661,743           11,520,096
                                                                ====================      ===================   ===================
Weighted average shares outstanding, assuming dilution........           16,799,540               12,661,743           11,520,096
                                                                ====================      ===================   ===================


The accompanying notes are an integral part of these consolidated financial statements.

                                             RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                               FOR THE THREE YEARS ENDED JUNE 30, 2004

                                                                                             Accumulated Other
                                 Common Stock            Additional        Accumulated     Comprehensive     Treasury
                              Shares       Amounts     Paid-In Capital       Deficit        Income (Loss)     Stock          Total
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------
Balance at July 1, 2001.....  10,833,390  $ 433,335    $   111,957,090  $     (93,478,807) $    87,634   $    (11,333) $ 18,987,919
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------

Comprehensive loss:
Net loss June 30, 2002......           -           -                 -         (4,295,311)            -             -    (4,295,311)
Unrealized loss on
  investments available for
  sale......................           -           -                 -                  -      (139,127)            -      (139,127)
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------
      Comprehensive loss....           -           -                 -         (4,295,311)     (139,127)            -    (4,434,438)

Sale of Common Stock........   1,251,429      50,057           808,443                  -             -             -       858,500
Purchase of Business........     172,103       6,884           767,075                  -             -             -       773,959
Issuance of Common Stock for
  services..................      53,112       2,124           178,163                  -             -             -       180,287
Issuance of Common Stock for
  loan fee..................      71,429       2,859           129,340                  -             -             -       132,199
Issuance of treasury stock
  for services..............           -           -                 -                  -             -         3,604         3,604
Capital contribution........           -           -           200,000                  -             -             -       200,000
Return of shares pursuant to
  contract settlement.......           -           -                 -                  -             -      (711,360)     (711,360)
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------

Balance at June 30, 2002....  12,381,463     495,259       114,040,111        (97,774,118)      (51,493)     (719,089)   15,990,670
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------

Comprehensive loss:
Net loss June 30, 2003......           -           -                 -         (5,250,792)            -             -    (5,250,792)
Unrealized loss on
  investments available for
  sale......................           -           -                 -                  -      (224,854)            -      (224,854)
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------
      Comprehensive loss....           -           -                 -         (5,250,792)     (224,854)            -    (5,475,646)

Issuance of treasury stock
  for services..............                                  (97,288)                                        110,859        13,571
Issuance/cancellation of
  Common Stock for services.      89,554       3,582             1,368                  -             -             -         4,950
Return of treasury stock for
  loan fee settlement.......           -           -                 -                  -             -      (23,785)       (23,785)
Sale of Common Stock........   1,477,143      59,086           384,912                  -             -             -       443,998
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------
Balance at June 30, 2003....  13,948,160     557,927       114,329,103       (103,024,910)     (276,347)     (632,015)   10,953,758
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------
Comprehensive and net loss
  June 30, 2004.............           -           -                 -       (12,112,568)             -             -   (12,112,568)
Issuance of Common Stock for
  debt and accounts payable
  conversions...............   1,149,103      45,964         1,583,816                  -             -             -      1,629,780
Issuance of Common Stock for
  services..................     440,000      17,600           755,506                  -             -             -        773,106
Issuance of Common Stock for
  business acquisitions.....     224,312       8,972           371,028                  -             -             -        380,000
Sale of Common Stock........   5,527,429     219,098         4,346,372                  -             -             -      4,565,470
                              ----------- -----------  ---------------- ------------------ ------------- ------------- -------------
Balance at June 30, 2004....  21,289,004  $  849,561   $   121,385,825   $   (115,137,478)  $  (276,347)  $  (632,015)  $  6,189,546
                              =========== ===========  ================ ================== ============= ============= =============


The accompanying notes are an integral part of these consolidated financial statements.

                                             RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Years Ended June 30,
                                                                       2004                 2003                 2002
                                                                -------------------    ----------------    -----------------
Cash flows from operating activities:
    Net loss................................................    $     (12,112,568)      $  (5,250,792)      $    (4,295,311)
    Change in accounting principle..........................                    -                   -               693,000
    Loss from discontinued operations.......................            3,591,046           4,541,141               607,939
                                                                -------------------    ----------------    -----------------
    Loss from continuing operations.........................           (8,521,522)           (709,651)           (2,994,372)
    Adjustments to reconcile net loss to net
      cash provided by
      (used in) operating
     activities:
       Depreciation and amortization........................              809,680             363,852               320,362
       Bad debt expense.....................................              157,087               5,917               209,497
       Common stock issued for services and settlement
        of contract.........................................              541,000              (5,264)              180,207
       Stock purchase warrants issued for services..........              232,106                   -                     -
       Gain on sale of investments..........................            (119,682)            (238,905)                    -
       Equity in earning of joint venture...................             (14,067)              (3,311)                    -
       (Gain) loss on sale of assets........................               18,881              54,195                   481
       Compensation expense related to stock options
        and warrants........................................                    -                   -                     -
       Goodwill impairment..................................            1,199,690                   -                     -
       Deferred debt cost amortization......................              722,331              53,289                     -
       Amortization of unfavorable airline contract.........          (2,184,773)                   -                     -
       Changes in operating assets and liabilities:
          Restricted cash...................................         (19,356,089)         (1,679,168)              (493,062)
          Accounts receivable...............................            (994,955)             663,986            (1,299,834)
          Inventory.........................................             (27,077)              45,006               (51,879)
          Prepaid expenses..................................            1,702,637             223,458            (1,036,967)
          Deferred costs and other assets...................             (27,266)           (166,414)               (52,038)
          Accounts payable and accrued expenses.............           14,216,839             217,057              (353,733)
          Due to/from affiliates............................             (68,500)                   -                    -
          Unearned income...................................           12,985,949             762,315             2,669,751
                                                                -------------------    ----------------    -----------------
          Net cash provided by (used in) continuing
           operating activities.............................            1,272,269            (413,638)           (2,901,587)
          Net cash used in discontinued operating
            activities......................................             (574,422)         (1,746,926)              (60,869)
                                                                -------------------    ----------------    -----------------
          Net cash provided by (used in) operating
           activities.......................................              697,847          (2,160,564)           (2,962,456)
Cash flows from investing activities:
    Purchase of property and equipment......................             (732,603)           (271,336)              (89,000)
    Sale of investments.....................................              183,600             428,763               664,253
    Sale of assets..........................................               22,892             257,881               (44,859)
    Cash paid in connection with business
     acquisitions, net......................................             (362,793)           (439,107)              (21,392)
                                                                -------------------    ----------------    -----------------
       Net cash provided by (used in) continuing
         investing activities...............................             (888,904)            (23,799)              509,002
       Net cash used in discontinued investing activities...                 (523)           (681,339)             (583,994)
                                                                -------------------    ----------------    -----------------
       Net cash used in investing activities................             (889,427)           (705,138)              (74,992)
Cash flows from financing activities:
       Notes payable proceeds...............................                    -             330,000             1,466,000
       Principal debt repayments............................             (840,097)           (325,301)             (210,320)
       Net change in line of credit.........................              159,504             273,307                     -
       Sale of RCG Common Stock.............................            6,085,470             443,998               858,500
                                                                -------------------    ----------------    -----------------
          Net cash provided by continuing
            financing activities............................            5,404,877             722,004             2,114,180
          Net cash provided by discontinued
            financing activities............................              574,945           2,428,265               644,863
                                                                -------------------    ----------------    -----------------
          Net cash provided by financing activities.........            5,979,822           3,150,269             2,759,043
                                                                -------------------    ----------------    -----------------
Net increase (decrease) in cash and cash equivalents........            5,788,242             284,567              (278,405)
Cash and cash equivalents at beginning of period............              807,834             523,267               801,672
                                                                -------------------    ----------------    -----------------
Cash and cash equivalents at end of period..................    $       6,596,076      $      807,834      $        523,267
                                                                ===================    ================    =================

The accompanying notes are an integral part of these consolidated financial statements.

                                             RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                Supplemental Cash Flow Information                    Years Ended June 30,
                                                                                2004            2003          2002
                                                                          ----------------- ------------- --------------
Cash paid during the period for:
      Interest........................................................... $        493,161   $   135,853   $     74,975
      Income taxes.......................................................                -             -              -

Non-cash investing and financing activities:
Common stock issued for acquired business................................          380,000             -        773,959
Note and Service Agreement Obligation issued for
  acquired business......................................................        9,067,964             -              -
Fixed assets acquired of new businesses..................................          643,275             -              -
Common stock and warrants issued for conversion of debt..................        1,517,500             -              -
Common stock and warrants issued for conversion of accounts
  payable and accrued expenses...........................................          112,280             -              -
Conveyance of RCG's LFSI Common Stock for services.......................          118,800             -              -
Issuance of compensatory stock purchase warrants in
 connection with strategic alliances and other services..................                -             -         94,900
Payment for services with Common Stock...................................                -             -         85,387
Unrealized loss on available for sale investments........................                -       224,854        139,127
Issuance of Common Stock and warrants for loan origination fees..........                -             -        132,199


The accompanying notes are an integral part of these consolidated financial statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These financial statements include the operations of RCG Companies Incorporated ("RCG") and its subsidiaries (collectively the "Company"). At June 30, 2004, the Company operated businesses in the travel services and technology solutions segments in the United States. On November 14, 2003, the Company changed its name from eResource Capital Group, Inc. to RCG Companies Incorporated.

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

o Investments: The fair values for available-for-sale equity securities are based on estimated market prices.

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

Warrant Obligation

In accordance with Emerging Issues Task Force Issue 00-19, or EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of warrants issued in certain private placements have been initially accounted for as a liability because the Company will incur a substantial penalty if it cannot comply with the warrantholders' registration rights or have other net-cash settlement features. The fair value of the warrants was calculated utilizing the Black-Scholes option-pricing model.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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


                                                          2004                       2003                     2002
                                                   --------------------       -------------------      --------------------
Net loss, as reported.........................           $(12,112,568)              $(5,250,792)              $(4,295,311)
Stock-based employee compensation credit
 included in reported net loss................                      -                    49,920                     2,700
                                                   --------------------       -------------------      --------------------
                                                          (12,112,568)               (5,200,872)               (4,292,611)
Deduct: Stock-based compensation expense
  determined under FAS 123....................               (179,855)                 (334,278)               (1,326,211)
                                                   --------------------       -------------------      --------------------
Pro forma net loss............................           $(12,292,423)              $(5,535,150)              $(5,618,822)
                                                   ====================       ===================      ====================
Earnings per share:
Basic and diluted loss per share, as reported.                 $(0.72)                   $(0.42)                   $(0.37)
                                                   ====================       ===================      ====================
Basic and diluted loss per share, pro forma...                 $(0.73)                   $(0.44)                   $(0.49)
                                                   ====================       ===================      ====================

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

Basic earnings per share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares outstanding and potentially dilutive shares outstanding during the period. Options and warrants to purchase 8,683,620 and 3,763,392 shares of Common Stock were outstanding at June 30, 2004, June 30, 2003 and June 30, 2002, respectively. Such outstanding options and warrants could potentially dilute earnings per share in the future but have not been included in the computation of diluted net loss per share in 2003 and 2002 as the impact would have been anti-dilutive.

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

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations". The purchase price was allocated to the net assets acquired, including the liabilities assumed as of October 31, 2003, based upon their estimated fair values as of that date with the remainder being recorded as goodwill, which is deductible for tax purposes. The consideration, which included acquisition costs of $314,091, was allocated as follows.

Current assets............................     $         25,115,629
Property and equipment....................                  628,775
Goodwill..................................               15,050,524
Other intangible assets...................                  702,000
                                               ---------------------
      Total assets acquired...............               41,496,928
Current liabilities.......................               32,646,344
                                               ---------------------
      Net assets acquired.................     $          8,850,584
                                               =====================

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


On November 5, 2003, the technology solutions business completed the acquisition of SchoolWorld Software, a Pittsburgh, Pennsylvania-based educational software company. The consideration, which included acquisition costs of $48,702 and the issuance of 224,312 shares valued at $380,000, was allocated as follows (in thousands).

Property and equipment....................     $             14,500
Goodwill and other intangible assets......                  414,202
                                               ---------------------
      Total assets acquired...............     $            428,702
                                               =====================

Operations of the acquired businesses are included in the consolidated financial statements from the date of acquisition. The following sets forth unaudited pro forma consolidated financial information as if the acquisitions had taken place at the beginning of the periods presented (in thousands, except per share data).

                                                   Years Ended June 30,
                                                        (unaudited)
                                                  2004               2003
                                            ------------------ -----------------

Revenues..................................  $     234,972      $     218,884
Net loss..................................        (23,991)           (33,139)
Basic and diluted loss per share..........          (1.43)             (2.62)

Discontinued Operations

During the third quarter of 2004, the Board authorized the disposition of the Company's investment in LFSI. Accordingly, the operations of LFSI were reclassified to discontinued operations for all periods presented. During the fourth quarter, the Company contributed approximately 4 million shares to the treasury of LFSI, of which a substantial portion of the contributed shares were reissued to certain LFSI investors to settle certain contingent claims. LFSI also issued other shares, which resulted in RCG's interest in LFSI being reduced to an effective 45.5% beneficial ownership. Considering the substantial reduction in ownership and the lack of control over LFSI, the investment in LFSI is now recorded using the equity method and is no longer a consolidated subsidiary. The change resulted in RCG restoring its negative carrying value during the fourth quarter, which was recognized as a gain on deconsolidation of LFSI.

The loss from discontinued operations at June 30, 2004, June 30, 2003 and June 30, 2002 is summarized as follows.

                                                                              Years Ended June 30,
                                                           2004                        2003                      2002
                                                   ---------------------       ---------------------      --------------------
Gross revenues..................................   $         2,426,307         $         4,611,235        $        2,886,074
Cost of revenues and operating expenses.........             2,521,350                   8,128,127                 4,069,837
Goodwill impairment.............................             6,899,454                   2,577,047                         -
                                                   ---------------------       ---------------------      --------------------
Net loss per LFSI financials....................            (6,994,497)                 (6,093,939)               (1,183,763)
Minority interest...............................               314,281                   1,552,798                         -
Gain on deconsolidation of LFSI.................             3,089,170                           -                         -
Gain on disposal of discontinued operations.....                     -                           -                   575,824
                                                   ---------------------       ---------------------      --------------------
Loss from discontinued operations...............   $        (3,591,046)        $        (4,541,141)        $        (607,939)
                                                   =====================       =====================      ====================

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Net non-current assets of LFSI at June 30, 2003 consisted of the following.


Goodwill...........................................................  $            9,282,251
Property and equipment, net........................................                 591,514
Deferred costs and other assets....................................                  56,829
                                                                     -----------------------
      Non-current assets...........................................               9,930,594
Long-term debt and capital leases, less current portion............              (2,177,552)
                                                                     -----------------------
                                                                     $            7,753,042
                                                                     =======================

Net current liabilities of LFSI at June 30, 2003 consisted of:
Accounts payable and accrued expenses..............................  $           (4,209,645)
Current portion of long-term debt and capital leases...............              (2,463,242)
                                                                     -----------------------
      Non-current assets...........................................              (6,672,887)
Cash                                                                                167,293
Accounts receivable, net...........................................                 893,698
Prepaid expenses and other assets..................................                  12,087
Inventories........................................................                 818,907
                                                                     -----------------------
                                                                     $           (4,780,902)
                                                                     =======================


NOTE 3.  INVESTMENTS

Investments at June 30, 2004 and June 30, 2003 consisted of the following.

                                              2004 Net                                                2003 Net
                        -----------------------------------------------------   --------------------------------------------------
                             Cost            Unrealized            Fair              Cost            Unrealized         Fair
                                               (Loss)             Value                                (Loss)          Value
                        ---------------   -----------------   ---------------   ----------------  -----------------  -------------
Equity securities......       $585,298          $(276,347)          $308,951           $585,298         $(276,347)       $308,951
Private joint ventures.         17,960                  -             17,960             67,994                 -          67,994
                        ---------------   -----------------   ---------------   ----------------  -----------------  -------------
                              $603,258          $(276,347)          $326,911           $653,292         $(276,347)       $376,945
                        ===============   =================   ===============   ================  =================  =============


The unrealized loss on equity securities at June 30, 2004 and June 30, 2003 consists of unrealized accumulated losses of $321,000, offset by unrealized accumulated gains of $45,000.

NOTE 4.  PREPAID EXPENSES

Prepaid expenses at June 30, 2004 and June 30, 2003 consisted of the following.

                                         2004                      2003
                                    ----------------          ----------------
Flight and vacation costs.........  $    5,410,527            $    2,375,919
Other.............................         413,182                   265,617
                                    ----------------          ----------------
                                    $    5,823,709            $    2,641,536
                                    ================          ================

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net at June 30, 2004 and June 30, 2003 consisted of the following.

                                                2004                2003
                                          ------------------  ------------------
Land, buildings and improvements........  $         316,311   $          78,418
Furniture and fixtures..................            384,658             287,255
Computers and office equipment..........          1,870,302           1,237,349
Software................................            571,052             248,749
                                          ------------------  ------------------
                                                  3,142,323           1,851,771
Accumulated depreciation................         (1,615,577)         (1,053,884)
                                          ------------------  ------------------
                                          $       1,526,746   $         797,887
                                          ==================  ==================

NOTE 6.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets, by business segment, for the fiscal years ended June 30, 2004 and June 30, 2003 are as follows.


                                                Travel            Technology
                                               Services           Solutions           Corporate           Total
                                          ------------------- -------------------  ----------------- -----------------
Balance at July 1, 2002.................  $         939,088   $       7,630,675    $     1,000,000   $     9,569,763
Goodwill acquired during period.........                                 74,580                               74,580
Other goodwill adjustments..............                  -              (2,972)                 -            (2,972)
                                          ------------------- -------------------  ----------------- -----------------
Balance at June 30, 2003................            939,088           7,702,283          1,000,000         9,641,371
Goodwill and other intangible
  assets acquired during period, net
  of $156,000 amortization..............         15,596,524             414,202                           16,010,726
Goodwill impairment.....................                  -            (199,690)        (1,000,000)       (1,199,690)
                                          ------------------- -------------------  ----------------- -----------------
Balance at June 30, 2004................  $      16,535,612   $       7,916,795    $             -   $    24,452,407
                                          =================== ===================  ================= =================

During fiscal year 2004, goodwill increased by $15,050,524 and other intangibles by $702,000 as a result of the travel services acquisition (see Note 2). The $546,000 of remaining other intangible assets is estimated to be amortized in 2005 at $234,000, and in 2006 at $234,000. Goodwill was reduced by $1,199,690 associated with the corporate and technology solutions segments. The decline in the fair value is attributed to a decrease in the forecasted profitability in the technology solutions segment and the corporate segment no longer performing investment advisory services.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7.         NOTES PAYABLE AND OTHER OBLIGATIONS

Notes payable and other obligations consisted of the following at June 30, 2004 and June 30, 2003.


                                                                                                 June 30,
                                                                                         2004                 2003
                                                                                   ------------------    ----------------
Note payable - due in August 2003 with interest at 10% and unsecured (1)........   $               -     $       200,000
Note payable - due July 27, 2003 and unsecured (2)..............................             160,000             250,000
Revolving credit facility (maximum borrowing $1 million)-
  secured by substantially all assets of the
   technology solutions business with interest at
   prime-plus-2% (6.25% at June 30, 2004).......................................             433,311             273,807
Capital lease obligations at various interest rates due
   in monthly installments through November 2007................................             152,713              31,063
Note payable - unsecured and due on demand (3)..................................                   -              80,000
Service agreement obligation - in the amount of
   $3,562,500, less unamortized discount of $433,737
   imputed at 12% and unsecured (4).............................................           3,128,763                   -
Note payable - in the amount of $9,850,000, less
   unamortized discount of $4,126,008 imputed at 12%,
   secured by certain RCG investment holdings (5)...............................           5,723,992                   -
                                                                                   ------------------    ----------------
                                                                                           9,598,779             834,870
Less current maturities, including demand notes.................................          (1,941,918)           (818,790)
                                                                                   ------------------    ----------------
Long-term portion...............................................................   $       7,656,861     $        16,080
                                                                                   ==================    ================


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

Future maturities of the debt and notes payable are as follows at June 30, 2004.


Fiscal Year
2005................................................      $         1,941,918
2006................................................                1,517,867
2007................................................                  606,408
2008................................................                   91,788
2009................................................                  101,562
Thereafter..........................................                5,339,236
                                                          --------------------
                                                          $         9,598,779
                                                          ====================

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8.  NOTES PAYABLE AND AMOUNTS DUE TO RELATED PARTIES

Notes payable and amounts due to related parties consisted of the following at June 30, 2004 and June 30, 2003.

                                                                   June 30,
                                                              2004          2003
                                                          ------------- -------------
Notes payable - due in August 2003 with
  interest imputed at 8% and unsecured (1)..............  $          -  $    267,500
Note payable - $150,000 due December 31, 2003
  and $600,000 due December 31, 2004 with
  interest at 12% and collateralized by certain
  aviation travel service business assets (2)...........             -       750,000
Note payable - unsecured and due on demand (3)..........             -         5,000
Other advances..........................................             -        73,063
                                                          ------------- -------------
                                                                     -     1,095,563
Less current maturities, including demand notes.........             -      (495,563)
                                                          ------------- -------------
Long-term portion.......................................  $          -  $    600,000
                                                          ============= =============

----------
(1) The principal and accrued interest on this note payable is convertible to shares of Common Stock at the greater of (i) $1.12 per share, or (ii) a 20% discount to the average closing price of the Common Stock for the five days immediately preceding the conversion date. This debt, plus accrued interest, was converted into RCG Common Stock on August 21, 2003 in accordance with terms above.
(2) In connection with this note, the Company issued 71,429 shares of restricted stock and 42,857 warrants to purchase its Common Stock at a price of $2.45 and for a term of three years, both as loan origination fees. This note is convertible into the Company's Common Stock at the option of the debt holder at a per share price of the lesser of $2.10 or a 25% discount to the market. Under certain conditions, the Company can force the debt holder to convert to stock at $7.00 per share. On May 4, 2004, all of the $750,000 debt was converted to 450,000 shares ($1.67 per share) of Common Stock.
(3)  RCG repaid in October 2003.

NOTE 9.  INCOME TAXES

Deferred income tax assets and (liabilities) consisted of the following as of June 30, 2004 and June 30, 2003.

                                                                   June 30,
                                                         2004                     2003
                                                 ---------------------     --------------------
Deferred income tax assets:
Warrants and stock options.....................  $            305,816      $                 -
Net operating loss carry-forwards..............            18,969,514               19,575,969
Other                                                         166,777                  327,735
                                                 ---------------------     --------------------
      Total deferred income tax assets.........            19,442,107               19,903,704
Deferred income tax liabilities:
Property and equipment.........................              (167,057)                (167,057)
Intangible assets..............................              (248,660)                       -
                                                 ---------------------     --------------------
Net deferred income tax assets.................            19,026,390               19,736,647
Deferred income tax asset valuation allowance..           (19,026,390)             (19,736,647)
                                                 ---------------------     --------------------
      Net deferred income tax assets...........  $                  -      $                 -
                                                 =====================     ====================

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


A reconciliation of the Company's effective income tax rate (-0-%) to the statutory income tax rate (34%) is as follows.


                                                                           Year Ended June 30,
                                                             2004                  2003                 2002
                                                      --------------------  -------------------- --------------------
Federal tax benefit at statutory rate...............  $        (3,982,412)  $        (1,744,099)  $       (1,460,406)
State tax benefit, net of federal...................             (343,639)             (150,497)            (214,766)
Permanent differences...............................              963,659               700,579              303,672
IRS examination settlement..........................            2,303,175                     -                    -
Other...............................................              348,960            (3,541,172)             891,286
Elimination of warrants and stock options...........                    -            18,957,496                    -
Change in deferred tax asset valuation allowance....              710,257           (14,222,307)             480,214
                                                      --------------------  -------------------- --------------------
Income tax expense, actual..........................  $                 -   $                 -  $                 -
                                                      ====================  ==================== ====================

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

During the year ended June 30, 2002, the Company issued 53,112 shares of restricted Common Stock in exchange for consulting and legal services and as a reimbursement of expenses for one employee. Included in this amount are 10,884 shares issued to two directors of the Company as reimbursement for their service to the Company as directors.

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

At the July 11, 2000 meeting, the shareholders approved the Company's 2000 Stock Option Plan (the "Option Plan"). The Company's Option Plan provides for the granting of either incentive stock options or non-qualified options to purchase shares of the Company's Common Stock to provide incentives to employees, directors and other individuals or companies at the discretion of the Board. The Plan allows participants to purchase Common Stock of the Company at prices set by the Board, but in the case of incentive stock options, at a price not less than fair market value at the date the option is granted. Unexercised options expire 10 years or less after the date of grant unless otherwise specified by the Board. At the January 10, 2001 annual shareholders meeting, the shareholders increased the number of shares available for the granting of incentive stock options under the Option Plan from 10,000,000 to 20,000,000 shares, of which 17,738,343 shares are still available for future awards at June 30, 2004.

Stock option and warrant activity was as follows.


                                                    Options                                      Warrants
                                     ---------------------------------------      ---------------------------------------
                                         Number           Weighted Average            Number           Weighted Average
                                                           Exercise Price                               Exercise Price
                                     ----------------     ------------------      ---------------      ------------------
Outstanding-June 30, 2001..........        1,394,754      $            3.48            2,238,589       $            7.09
      Granted......................          255,715                   0.56              203,571                    0.56
      Canceled or expired..........          329,237                   0.71                    0                       -
                                     ----------------     ------------------      ---------------      ------------------
Outstanding-June 30, 2002..........        1,321,232                   4.20            2,442,160                    9.00
      Granted......................        1,372,500                   0.34                    0                       -
      Canceled or expired..........          283,982                   4.75              112,500                    6.65
                                     ----------------     ------------------      ---------------      ------------------
Outstanding-June 30, 2003..........        2,409,750                   2.10            2,329,660                    9.31
      Granted......................          290,000                   1.15            4,135,803                    1.52
      Exercised....................                0                      -                6,000                    0.50
      Canceled or expired..........          438,093                   0.80               37,500                    0.95
                                     ----------------     ------------------      ---------------      ------------------
Outstanding-June 30, 2004..........        2,261,657      $            2.22            6,421,963       $            4.91
                                     ================     ==================      ===============      ==================

The following summarizes the range of exercise prices and weighted-average remaining contractual life of outstanding options at June 30, 2004.


                                                         Options Outstanding                            Options Exercisable
                                       ---------------------------------------------------------  ----------------------------------
                                                                  Weighted         Weighted                            Weighted
                                              Number              Average           Average           Number           Average
                                            Outstanding          Remaining         Exercise        Exercisable         Exercise
           Range of Exercise Prices        June 30, 2004            Life             Price        June 30, 2004         Price
-------------------------------------- ---------------------- ----------------- ----------------  ------------------ ---------------
$    0.55  -    1.26..................             1,198,857              7.30  $          0.60             860,138  $         0.60
     1.75  -    1.90..................               550,000              6.30             1.78             450,000            1.76
     4.90  -    5.25..................               385,714              4.70             5.03             385,714            5.03
     5.95  -    5.95..................                23,514              3.10             5.95              21,996            5.95
     7.00  -   10.06..................                85,715              1.10             9.55              84,524            9.59
    21.00  -   21.00..................                17,857              3.50            21.00              17,857           21.00
                                       ---------------------- ----------------- ----------------  ------------------ ---------------
$    0.55  -   21.00..................             2,261,657              6.30  $          2.20           1,820,229  $        2.51
                                       ====================== ================= ================  ================== ===============

The following summarizes the range of exercise prices and weighted-average remaining contractual life of outstanding warrants at June 30, 2004.


                                                          Warrants Outstanding                        Warrants Exercisable
                                            --------------------------------------------------  ---------------------------------
                                                                   Weighted       Weighted                            Weighted
                                                 Number            Average         Average           Number           Average
                                               Outstanding        Remaining       Exercise         Exercisable        Exercise
       Range of Exercise Prices               June 30, 2004          Life           Price         June 30, 2004        Price
------------------------------------------  ------------------  --------------- --------------  ------------------  -------------
$     0.28  -    0.50.....................            817,768             0.60  $        0.29             817,768   $       0.29
      1.60  -    2.45.....................          4,148,660             1.50           2.40           4,048,660           2.42
      3.50  -    5.67.....................            750,535             1.50           5.12             746,963           5.12
      7.00  -    7.70.....................              8,571             0.00           7.58               8,571           7.58
     12.25  -   12.25.....................             96,429             4.70          12.25              89,287          12.25
     21.00  -   28.00.....................            600,000             2.60          27.04             600,000          27.04
                                            ------------------  --------------- --------------  ------------------  -------------
$     0.28  -   28.00.....................          6,421,963             1.60  $        4.91           6,311,249   $       4.95
                                            ==================  =============== ==============  ==================  =============

Pro forma information regarding net loss is required by FASB No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options granted subsequent to July 1, 1996 under the fair value method of that statement. The fair value for these options was estimated at the date of grant using the Black-Scholes Model with the following weighted average assumptions for fiscal year 2004; risk-free interest rate range of 2.72% to 4.76%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock for 2004 and 2003 of $0.61 and $1.16, respectively; and an expected life of the option of three to five years.

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

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 12. RELATED-PARTY TRANSACTIONS

The Company's travel services business entered into a one-year public relations contract with a company whose president's wife is an employee of the travel services business. This contract was terminated on August 26, 2004. During fiscal year 2004, $19,971 was paid for services rendered.

G. David Gordon, a Company stockholder, also occasionally acts as legal counsel to the Company. In consideration of legal fees, the Company issued Mr. Gordon 200,000 warrants (100,000 with an exercise price of $1.60 and 100,000 with an exercise price of $1.85) during the quarter ended December 31, 2003. Using the Black-Scholes model, the Company valued these warrants at $184,000 and expensed the entire amount in that quarter. In the quarter ended September 30, 2003, Mr. Gordon converted $308,738 of debt and accrued interest into 275,658 shares in accordance with the note's conversion feature. Prior to June 30, 2004, a company of which Mr. Gordon is the president and a 65% shareholder converted a note in the amount of $750,000 to 450,000 Common Stock shares in accordance with the note's conversion feature.

On April 19, 2004, Robert H. Brooks, Chairman of Hooters of America, Inc., Hooters Air and Pace Airlines, Inc. joined the Company's Board of Directors. In addition, Mr. Brooks made a $1,000,000 cash investment in the Company, and provided a waiver of the requirement of delivery of a letter of credit in the amount of $1,000,000 to Pace Airlines, Inc., a charter airline company that charters planes to the Company's travel services division. In exchange, the Company issued 1,250,000 restricted shares of Common Stock and a warrant to purchase 1,250,000 restricted shares of Common Stock at an exercise price of $2.44 per share. On August 2, 2004, Mr. Brooks resigned from the Company's Board of Directors.

During the quarter ended March 31, 2004, the Company issued to a private investment group 50,000 Common Stock warrants at an exercise price of $2.44, in consideration for a $2 million credit facility. Company Director K. Wesley M. Jones, Sr. has a 25% ownership stake in this private investment group. The warrants were issued on March 1, 2004 and expire in three years. Using the Black-Scholes Model, the value of these warrants was calculated to be $35,000 and was expensed during the quarter. In fiscal year 2004, the Company paid the private investment group interest of $80,000 (12% interest on the $2 million credit facility).

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13.        BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands).

                                                 Aviation
                                                  Travel              Technology
       Year ended June 30, 2004:                 Services              Solutions              Corporate              Total
---------------------------------------------  --------------      ------------------      ----------------      --------------
Revenue......................................  $     165,395       $          15,412       $             -       $     180,807
Loss from continuing operations (1)..........         (4,681)                   (588)               (3,253)             (8,522)
Identifiable assets..........................         72,258                  11,171                   865              84,294
Capital expenditures.........................            638                      95                     -                 733
Goodwill.....................................         15,990                   7,917                     -              23,907
Interest expense.............................            737                      74                    31                 842
Depreciation and amortization................            591                     204                    15                 810

                                                 Aviation
                                                  Travel              Technology
       Year ended June 30, 2003:                 Services              Solutions              Corporate              Total
---------------------------------------------  --------------      ------------------      ----------------      --------------
Revenue......................................  $      62,607       $          11,002       $             1        $     73,610
Income (loss) from continuing operations.....            888                    (340)               (1,258)               (710)
Identifiable assets (2)......................          7,443                  10,281                 1,621              19,345
Capital expenditures.........................            197                      74                     -                 271
Goodwill.....................................            939                   7,702                 1,000               9,641
Interest expense.............................            117                       1                    76                 194
Depreciation and amortization................            101                     249                    14                 364

                                                 Aviation
                                                  Travel              Technology
       Year ended June 30, 2002:                 Services              Solutions              Corporate              Total
---------------------------------------------  --------------      ------------------      ----------------      --------------
Revenue......................................  $      27,273       $          10,294       $           279        $     37,846
Loss from continuing operations..............           (946)                   (609)               (1,439)             (2,994)
Identifiable assets (2)......................          5,743                  11,197                 1,982              18,922
Capital expenditures.........................             21                      67                     1                  89
Goodwill.....................................            939                   7,631                 1,000               9,570
Interest expense.............................             69                      24                    35                 128
Depreciation and amortization................             76                     229                    15                 320


----------
(1)   Excludes assets of discontinued operations
(2) The corporate and technology solutions segments include impairment losses of $1,000,000 and $199,690, respectively, in 2004.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14. CONTINGENCIES AND COMMITMENTS

Commitments

The Company leases office space under non-cancelable office leases. The future minimum lease payments required under these leases at June 30, 2004 are as follows (in thousands).

    Fiscal Year                                                Total
------------------                                          -----------
2005........................................................$     1,406
2006........................................................      1,355
2007........................................................      1,372
2008........................................................      1,203
2009........................................................      1,227
Thereafter..................................................        544
                                                              ---------
                                                              $   7,107
                                                              =========

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

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

In connection with the aforementioned Securities Purchase Agreement, the Exercise Price to holders of 2.5 million Common Stock Purchase Warrants (dated October 31, 2003) has been reduced from $2.442 per share to $0.94 per share, pursuant to the Warrant Agreement.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15. QUARTERLY FINANCIAL DATA


                                                      Quarterly Financial Data (Unaudited)
                                                      (in thousands, except per-share data)
                                                                                                                      Annual
                         Fiscal Year 2004               Sept. 30       Dec. 31        Mar. 31       June 30           Total
----------------------------------------------------  ------------- -------------- -------------- ------------- ------------------
Revenues...........................................   $    19,113   $     38,881   $     52,243   $     70,570  $        180,807
Gross Profit.......................................         1,267          3,289            972          7,223            12,751
Operating income (loss) from continuing operations.          (328)        (2,157)        (6,399)           989            (7,895)
                                                      ------------- -------------- -------------- ------------- ------------------
Income (loss) from continuing operations...........          (160)        (2,386)        (6,623)           647            (8,522)
Income (loss) from discontinued operations.........          (730)        (5,651)        (1,548)         4,338            (3,591)
                                                      ------------- -------------- -------------- ------------- ------------------
Net income (loss)..................................   $      (890)  $     (8,037)  $     (8,171)  $      4,985  $        (12,113)
                                                      ============= ============== ============== ============= ==================

Income (loss) per common share
   from continuing operations:
      Basic........................................         (0.01)        (0.014)         (0.35)          0.04             (0.51)
                                                      ============= ============== ============== ============= ==================
      Diluted......................................         (0.01)        (0.014)         (0.35)          0.03             (0.51)
                                                      ============= ============== ============== ============= ==================

Net income (loss) per common share:
      Basic........................................         (0.06)         (0.46)         (0.43)          0.30             (0.72)
                                                      ============= ============== ============== ============= ==================
      Diluted......................................         (0.06)         (0.46)         (0.43)          0.27             (0.72)
                                                      ============= ============== ============== ============= ==================

                                                                                                                     Annual
                         Fiscal Year 2003               Sept. 30       Dec. 31        Mar. 31       June 30           Total
----------------------------------------------------  ------------- -------------- -------------- ------------- ------------------

Revenues...........................................   $    18,288   $     16,218   $     17,660   $     21,444  $         73,610
Gross Profit.......................................         1,412          1,061          1,084          1,536             5,093
Operating income (loss) from continuing operations.           (25)          (259)          (548)          (149)             (981)
                                                      ------------- -------------- -------------- ------------- ------------------
Income (loss) from continuing operations...........           359           (155)          (592)          (322)             (710)
Income (loss) from discontinued operations.........          (509)          (376)          (802)        (2,854)           (4,541)
                                                      ------------- -------------- -------------- ------------- ------------------
Net income (loss)..................................   $      (150)  $       (531)  $     (1,394)  $     (3,176) $         (5,251)
                                                      ============= ============== ============== ============= ==================

Income (loss) per common share from
   continuing operations:
      Basic........................................   $      0.03   $      (0.01)  $      (0.05)  $      (0.02) $          (0.06)
                                                      ============= ============== ============== ============= ==================
      Diluted......................................   $      0.03   $      (0.01)  $      (0.05)  $      (0.02) $          (0.06)
                                                      ============= ============== ============== ============= ==================
Net income (loss) per common share:
      Basic........................................   $     (0.01)  $      (0.04)  $      (0.11)  $      (0.24) $          (0.42)
                                                      ============= ============== ============== ============= ==================
      Diluted......................................   $     (0.01)  $      (0.04)  $      (0.11)  $      (0.24) $          (0.42)
                                                      ============= ============== ============== ============= ==================

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 16. RECLASSIFICATIONS

Certain reclassifications were made to the originally issued financial statements, including the reclassification of certain amounts from continuing to discontinued operations in the consolidated statements of cash flows for the three years ended June 30, 2004 and other minor typographical and drafting errors.

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

--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below for each Executive Officer or Director of the Company is his/her name, age (at October 8, 2004), position and office(s) held, and a brief description of business experience during the past five years.

Michael D. Pruitt, 44, became the RCG's Chief Executive Officer and President on November 8, 2000. He has served as a Director of the Company since October 3,
2000, and the Company's Chairman from July 2001 to February 2003. Mr. Pruitt founded Avenel Ventures, Inc., ("AVI") a business development company, and has served as President, Chief Executive Officer and Director of AVI since its formation in June 2000. From May 1999 to June 2000, Mr. Pruitt was involved in founding Avenel Financial Group, Inc., a financial services firm specializing in e-commerce and technology. From October 1997 to May 1999, Mr. Pruitt was Executive Vice President of Marketers World International. He was an independent consultant from January 1997 to October 1997, and was Chief Operating Officer of Ty Pruitt Trucking, Inc. from January 1992 to January 1997. Mr. Pruitt received a business degree from Coastal Carolina University in Conway, South Carolina.

Jeffrey F. Willmott, 56, has served as a Director of the RCG since October 17, 2002, and Chairman of the Board since February 19, 2003. From 2001 to 2002, he was Chairman and Chief Executive Officer of EKN Asset Management, a registered investment advisory firm in New York City. From 1999 to 2000, Mr. Willmott served as the managing director of Trenwith Securities, a middle-market investment bank, where he was responsible for the origination and execution of corporate finance engagements. From 1991 to 1999, he was a Senior Vice President at Warburg Dillon Read (now UBS Warburg), where he was responsible for business development. From 1983 to 1990, he was a regional director of sales and marketing at Westinghouse Broadcasting. Mr. Willmott holds Bachelor's and Master's degrees in Business Administration.

Melinda Morris Zanoni, 35, joined RCG in November 2000 as Executive Vice President. She leads mergers and acquisitions, investments, partner-company relationships and joint ventures for the Company. Prior to joining RCG, Ms. Zanoni founded AVI in June 2000 with Michael Pruitt. Formerly an Of Counsel attorney with Nelson Mullins Riley & Scarborough, LLP, Ms. Zanoni concentrated in corporate, mergers and acquisitions, venture capital and commercial finance law. She represented public and private Internet and technology companies, participating in the negotiating, structuring and closing of transactions valued in excess of $21 billion. Prior to her employment with Nelson Mullins, Ms. Zanoni was a corporate attorney with Fagel & Haber in Chicago. She earned her Bachelor's Degree in Economics and Business from the University of Illinois at Champaign-Urbana and her law degree from the University of Illinois College of Law.

William W. Hodge, CPA, 52, joined RCG's executive management team in January of 2004 as Chief Financial Officer. He is a seasoned financial executive with over 25 years of experience in various financial and accounting roles. Before joining RCG, Mr. Hodge spent three years as Chief Financial Officer for Hampshire Group, Limited (NASDAQ: HAMP), where he was responsible for establishing and maintaining Hampshire's financial policies and procedures. Prior to Hampshire, Mr. Hodge spent approximately 16 years at American Fast Print, beginning as Vice President, Finance, and eventually being promoted to Chief Financial Officer. He also spent 10 years as Audit Manager at Ernst & Young LLP, where he provided an array of audit, tax and business advisory services to a variety of clients. Mr. Hodge earned a Bachelor of Science degree from Mars Hill College near Asheville, North Carolina.

Dr. James A. Verbrugge, 64, has served as a Director of RCG since January 11, 1999. Dr. Verbrugge is a Professor Emeritus of Finance at the University of Georgia where he has been employed since 1968. He is also the Director of the Center for Strategic Risk Management in the Terry College of Business at the University of Georgia and is actively involved in executive education programs. He has been a director of Crown Crafts, Inc. since July 2001, and of InterCept, Inc. since February 2004. Dr. Verbrugge holds a Ph.D., and Master's and Bachelor's degrees.

P. Roger Byer, CPA, 59, has served as a Director of RCG since June 2003. From May 2001 to September 2002, Mr. Byer served as Chief Executive Officer and President of Stellex Aerostructures, Inc., a manufacturer of commercial and defense radio frequency electronics and military machined aerostructure components. From July 1997 to September 2000, Mr. Byer was the Chief Operating Officer of Mentmore Holdings Corporation, a New York based private equity firm with aggregate portfolio companies generating over $1 billion in revenues. Mr. Byer also served as Chief Financial Officer for several of the portfolio companies. From 1986 to 1997, he served as Vice President and CFO for KDI Corporation. Mr. Byer holds Bachelor's Degrees in Economics and Accounting, and a Master's Degree in Business Administration in Accounting from the Wharton School at the University of Pennsylvania. He is also an alumnus of the Darden School at the University of Virginia.

Wesley M. Jones, 47, was appointed to the Board in April 2004. He is Managing Partner of Charlotte-based Five Oaks Capital Partners, LLC, which he founded in 2001. Prior to founding his company, Mr. Jones was employed by Charlotte-based First Union Corp. (now Wachovia Corp.) for approximately ten years, eventually becoming Managing Director of the Fixed Income Trading department and First Union's Conduit Programs. Prior to working at First Union, Mr. Jones served as Senior Vice President with Interstate Securities. He began his investment career in the investment-banking group of Union Planters Corp. in 1982. Mr. Jones is a Board member and investor in Newgame Communications, Inc. and Ocean Broadcasting Inc., as well as the managing member of Shetland Investment Group, LLC. He attended the University of Tennessee and the College of Engineering at the University of Memphis.

J. Michael Carroll, 56, has served as a Director of RCG since January 2004. He currently owns and operates a sales and training consulting firm based in Richmond, Virginia. Mr. Carroll previously spent 22 years in the distribution business; 19 of those years were in computer products distribution. From 1997 to 1999, he was a division president at Corporate Express, a publicly traded business-to-business office products and service provider. In 1978, Mr. Carroll founded MicroMagnetic, Inc., a computer-supply distribution company that he sold to Corporate Express in 1997. Mr. Carroll holds a Bachelor's Degree in Business Management from The College of William & Mary in Williamsburg, Virginia, and a Master's Degree in Business Administration from Virginia Commonwealth University.

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

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that P. Roger Byer is an "audit committee expert" as defined in Item 401(h) of Regulation S-K. Mr. Byer's relevant experience is noted in the previous section. RCG has and will continue to have three Audit Committee members, each of whom satisfies the independence standards specified in Amex Section 121A and Rule 10A-3 of the Securities Exchange Act of 1934.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the following person(s) to file with the SEC any and all initial reports of ownership and reports of changes in ownership of such securities of the Company:
Directors, Executive Officers and persons who own beneficially more than 10 percent of a registered class of the Company's equity securities. Directors, Executive Officers and greater-than-10-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, all Directors, Executive Officers and greater-than-10-percent beneficial owners complied with applicable Section 16(a) filing requirements during the fiscal year ended June 30, 2004.

CODE OF BUSINESS CONDUCT AND ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company's Directors, Officers and employees. This Code of Business Conduct and Ethics is attached as an exhibit to this filing and is published on the Company's Web site. Upon request, the Company will provide any stockholder a copy of its Code of Ethics. Requests should be sent in writing to RCG Companies Incorporated, 6836 Morrison Boulevard, Suite 200, Charlotte, NC 28211.
Attention: Secretary.

ITEM 11.        EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

For the fiscal years ended 2004, 2003 and 2002, the following table sets forth the cash and non-cash compensation awarded, earned or paid by the Company to all individuals serving as Chief Executive Officer of the Company at any time during fiscal year 2004 and all Executive Officers of the Company who received salary and bonuses in excess of $100,000 during fiscal year 2004 (collectively, the "Named Executives").

                                                                                           Long-Term
                                                                                          Compensation
                           Name and               Fiscal                                     Stock               Other Annual
                      Principal Position           Year       Salary        Bonus          Options (1)           Compensation
------------------------------------------------ --------- -------------  ----------- ---------------------  ---------------------
Jeffrey F. Willmott, Chairman (2)...............   2004    $    120,000   $        -                     -   $                  -
                                                   2003          40,000            -               175,000                      -
                                                   2002               -            -                     -                      -

Michael D. Pruitt, President & CEO (3)..........   2004    $    180,000   $        -                     -   $                  -
                                                   2003          30,000            -               175,000                      -
                                                   2002               -            -                     -                      -

Melinda Morris Zanoni, Executive
   Vice President (4)...........................   2004    $    160,000   $        -                     -   $                  -
                                                   2003         160,000            -               125,000                      -
                                                   2002         147,167            -                     -                      -


----------
(1) The stock options listed above are fully vested and have an exercise price at or above the fair market value of the Common Stock on the date of grant of such options, unless otherwise noted.
(2) Mr. Willmott's employment contract dated April 15, 2003 provides for an annual base salary of $120,000. During fiscal year 2003, the Company did not pay any cash compensation to Mr. Willmott, but rather accrued $40,000 for services rendered from March 2003 through June 2003. During fiscal year 2004, the Company accrued an additional $20,000 and paid Mr. Willmott $21,500, leaving a balance owed of $38,500. The Company anticipates paying this compensation to Mr. Willmott during fiscal year 2005. Beginning September 1, 2003, Mr. Willmott has been paid the salary stipulated in his employment contract.
(3) Mr. Pruitt's employment contract dated November 7, 2002 provides for an annual base salary of $180,000. Mr. Pruitt agreed to forego his salary in fiscal year 2002 and elected to receive only a portion of his 2003 salary, which was paid directly to Mr. Pruitt and to a Company owned by Mr. Pruitt.
(4) Ms. Zanoni's employment contract, dated November 7, 2002, provides for an annual base salary of $160,000.

The following table sets forth information regarding the grant of stock options to the Named Executives during the fiscal year ended June 30, 2004.

                                                                                                   Potential realizable value
                                                                                                     at assumed annual rates
                                                                                                    of stock price appreciation
                                                                                                          for option term
                                                                                                ----------------------------------
                                     Number of           Percent of
                               Securities Underlying   Total Options   Exercise     Expiration    Five Percent      Ten Percent
     Employee Name & Title        Options Granted         Granted        Price         Date           (5%)             (10%)
---------------------------  ----------------------- ---------------- ----------  ------------- ----------------- ----------------
William W. Hodge, CFO                 50,000               28.6%         $1.90       1/5/2011       $38,675           $90,128



----------
(1) The above information concerning five- and ten-percent assumed annual rates of compounded stock price appreciation is mandated by the Securities and Exchange Commission. There is no assurance provided to any Executive Officer or other Optionee that there will be appreciation of the stock price over the option term, or that the Optionee will realize any gains with respect to the options.

The following table sets forth information concerning each exercise of options during the last completed fiscal year by each of the Named Executives and the value of unexercised options held by the Named Executives as of June 30, 2004.


                                                                Number of Securities                   Value of Unexercised
                               Shares                          Underlying Unexercised                      In-the-Money
                              Acquired        Value              Options at 6/30/04                     Options at 6/30/04
            Name            on Exercise    Realized (1)      Exercisable/Unexercisable            Exercisable/Unexercisable (2)
------------------------  -------------  --------------  -----------------------------------  ----------------------------------
Jeffrey F. Willmott.....         0              0                  175,000/-0-                               -0-/-0-
Michael D. Pruitt.......         0              0                  246,428/-0-                               -0-/-0-
Melinda Morris Zanoni...         0              0                  210,714/-0-                               -0-/-0-


----------
(1) Calculated by determining the difference between the fair market value of the shares of Company Common Stock underlying this option and the exercise price of such option on the date of exercise.
(2) The dollar values of the Company's stock options are calculated by determining the difference between the fair market value of the shares of the Company's Common Stock underlying the options at June 30, 2004 and the exercise price of such options.

COMPENSATION OF DIRECTORS

Directors of the Company who are not employees of the Company receive compensation of $1,000 per regular Board meeting, $750 per telephonic Board meeting, and $500 per Committee meeting not held on the same day as a regular or telephonic Board meeting. The Board expects to meet at least on a quarterly basis in fiscal year 2005. Directors are also entitled to reimbursement of reasonable out-of-pocket expenses incurred by them in attending Board meetings. In fiscal year 2004 and 2003, the Company expensed $16,250 and $21,250, respectively, for Director fees.

In October 2002, the Board of Directors approved stock options for each independent Director to purchase 85,000 shares of Common Stock at an exercise price of $0.55, vesting quarterly over one year. Dr. Verbrugge received an additional 15,000 options for serving as the Chairman of the Audit Committee. Mr. Byer was awarded 85,000 options at an exercise price of $0.55 in July 2003. These options vest quarterly over one year. At the dates these option grants occurred, the fair market value of Company Common Stock was at or below $0.55. In February 2004, Mr. Carroll was awarded 30,000 options at an exercise price of $1.84. These options were fully vested in June 2004.

EMPLOYMENT CONTRACTS

On November 7, 2002, the Company entered an employment agreement (the "Pruitt Agreement") with Michael D. Pruitt to serve as the Company's President and Chief Executive Officer. The Pruitt Agreement provides for an annual base salary of $180,000 and an initial term of two (2) years. After the initial term, the Pruitt Agreement renews automatically for one (1) year unless either party gives 60 days' written notice. Mr. Pruitt is also entitled to receive an annual bonus in the amount and manner approved by the Board (or by the Compensation Committee thereof). Upon a termination following a change of control, resignation with cause, termination without cause or termination for disability, Mr. Pruitt will be entitled to severance equal to 12 months' salary and health benefits.

On April 15, 2003, the Company entered an employment agreement (the "Willmott Agreement") with Jeffrey F. Willmott to serve as the Company's Chairman of the Board. The Willmott Agreement provides for an annual base salary of $120,000 and an initial term of one (1) year. After the initial term, the Willmott Agreement renews automatically for one (1) year unless either party gives 30 days' written notice. Mr. Willmott is also entitled to receive an annual bonus in the amount and manner approved by the Board (or by the Compensation Committee thereof). Upon a termination following a change of control, resignation with cause, termination without cause or termination for disability, Mr. Willmott will be entitled to severance equal to one (1) month's salary and health benefits.

On November 7, 2002, the Company entered an employment agreement (the "Zanoni Agreement") with Melinda Morris Zanoni to serve as the Company's Executive Vice President. The Zanoni Agreement provides for an annual base salary of $160,000 and an initial term of two (2) years. After the initial term, the Zanoni Agreement renews automatically for one (1) year unless either party gives 60 days' written notice. Ms. Zanoni is also entitled to receive an annual bonus in the amount and manner approved by the Board (or by the Compensation Committee thereof). Upon a termination following a change of control, resignation with cause, termination without cause or termination for disability, Ms. Zanoni will be entitled to severance equal to 12 months' salary and health benefits.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

With respect to the beneficial ownership of the Company's Common Stock as of October 8, 2004, the following table sets forth certain information by: (i) each person known by the Company to beneficially own more than five percent of the outstanding shares of Common Stock; (ii) each of the Company's Directors; (iii) each of the Company's named Executive Officers included in the Summary Compensation Table included elsewhere herein; and (iv) all of the Company's current directors and executive officers as a group. Except as otherwise noted, the person or entity named has sole voting and investment power over the shares indicated.

                                                      Shares of Common Stock
                                                       Beneficially Owned (1)
Name                                                  Number         Percent (2)
------------------------------------------------   -------------    ------------
Michael D. Pruitt +++(3)........................       1,565,191         7.3%
Melinda Morris Zanoni +(4)......................         496,428         2.3
Wesley M. Jones ++(5)...........................         260,777         1.2
P. Roger Byer ++(6).............................         218,929         1.0
Jeffrey F. Willmott +++(7)......................         216,000         1.0
Dr. James A. Verbrugge ++(8)....................         201,547          *
J. Michael Carroll ++(9)........................          33,000          *
                                                   -------------    ------------
All Current Executive Officers and
   Directors as a Group (Seven Persons).........       2,991,872        13.5%
                                                   =============    ============

----------

+     Executive Officer of the Company
++    Director of the Company
*     Less than 1%
(1) Information as to beneficial ownership of Common Stock has been furnished to the Company either by or on behalf of the indicated person or is taken from reports on file with the SEC.
(2) As of October 8, 2004, there were 21,170,290 shares of Common Stock outstanding.
(3) Includes 989,565 shares of Common Stock and 246,428 options owned directly by Mr. Pruitt. Includes 318,142 owned by Avenel Financial Group, Inc., which is 100% owned by Mr. Pruitt. Includes 8,871 shares of Common Stock owned by The Housman Foundation, of which Mr. Pruitt is the trustee. Includes 2,185 shares owned by Mr. Pruitt's spouse. Mr. Pruitt does not have voting or investment power with respect to the shares owned by his spouse. Includes 8,871 shares in three separate custodian accounts in the names of Mr. Pruitt's three children. Mr. Pruitt is the trustee of each of these custodian accounts.
(4) Consists of 285,714 shares of Common Stock and 210,714 shares issuable upon exercise of options.
(5) Includes 248,277 shares of Common Stock. Represents 12,500 shares issuable upon exercise of warrants.
(6) Includes 133,929 restricted shares of Common Stock and 85,000 shares issuable upon exercise of options. Mr. Byer purchased the 133,929 shares of restricted Common Stock in a September/October 2003 private placement. The purchase price of the Common Stock was $1.12.
(7) Represents 175,000 shares issuable upon exercise of options. Includes 41,000 shares of Common Stock, of which 25,000 shares owned by Mr. Willmott's spouse. Mr. Willmott has neither voting nor investment power over the shares owned by his spouse.
(8) Consists of 15,833 shares of Common Stock and 185,714 shares issuable upon exercise of options.
(9) Represents 30,000 shares issuable upon exercise of options. Includes 3,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company's travel services business entered into a one-year public relations contract with a company whose president's wife is an employee of the travel services business. This contract was terminated on August 26, 2004. During fiscal year 2004, $19,971 was paid for services rendered.

G. David Gordon, a Company stockholder, also occasionally acts as legal counsel to the Company. In consideration of legal fees, the Company issued Mr. Gordon 200,000 warrants (100,000 with an exercise price of $1.60 and 100,000 with an exercise price of $1.85) during the quarter ended December 31, 2003. Using the Black-Scholes model, the Company valued these warrants at $184,000 and expensed the entire amount in that quarter. Prior to June 30, 2004, a company of which Mr. Gordon is the president and a 65% shareholder converted a note in the amount of $750,000 to 450,000 Common Stock shares in accordance with the note's conversion feature.

On April 19, 2004, Robert H. Brooks, Chairman of Hooters of America, Inc., Hooters Air and Pace Airlines, Inc. joined the Company's Board of Directors. In addition, Mr. Brooks made a $1,000,000 cash investment in the Company, and provided a waiver of the requirement of delivery of a letter of credit in the amount of $1,000,000 to Pace Airlines, Inc., a charter airline company that charters planes to the Company's travel services division. In exchange, the Company issued 1,250,000 restricted shares of Common Stock and a warrant to purchase 1,250,000 restricted shares of Common Stock at an exercise price of $2.44 per share. On August 2, 2004, Mr. Brooks resigned from the Company's Board of Directors.

During the quarter ended March 31, 2004, the Company issued to a private investment group 50,000 Common Stock warrants at an exercise price of $2.44, in consideration for a $2 million credit facility. Company Director K. Wesley M. Jones, Sr. has a 25% ownership stake in this private investment group. The warrants were issued on March 1, 2004 and expire in three years. Using the Black-Scholes Model, the value of these warrants was calculated to be $35,000 and was expensed during the quarter. In fiscal year 2004, the Company paid the private investment group interest of $80,000 (12% interest on the $2 million credit facility).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to RCG by BDO Seidman, LLP and Crisp Hughes Evans LLP for fiscal years ended June 30, 2004 and June 30, 2003:

                                               Year Ended June 30,
                                           2004                 2003
                                      ----------------     ----------------
Audit fees (1)...................     $       289,495      $       120,000
Audit-related fees (2)...........             354,980                    -
Tax fees (3).....................              40,000               68,930
All other fees (4)...............               4,475                3,500
                                      ----------------     ----------------
Total fees.......................     $       688,950      $       192,430
                                      ================     ================

----------
(1) Consists of charges billed for professional services that are normally provided by our auditors. In connection with statutory and regulatory filings or engagements, such services are rendered for the audit of the Company's consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services.
(2) Consists of fees billed for due diligence, audits of acquisitions and prior year audits.
(3) Consists of fees billed for professional services for tax compliance, advice and planning. These services include assistance regarding federal, state and international tax compliance, assistance with tax reporting requirements and audit compliance, and mergers and acquisitions tax compliance.
(4) Consists of fees for products and services other than the aforementioned services. There were no management consulting services provided.

In accordance with Section 10A(i) of the Securities Exchange Act of 1934, before the Company engages its registered public accounting firm to render audit or permitted non-audit services, the engagement is approved by the Audit Committee. The Audit Committee approved all of the aforementioned fees.

--------------------------------------------------------------------------------
                                     PART IV
--------------------------------------------------------------------------------

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

      o Consolidated Statements of Operations for the years ended June 30, 2004, June 30, 2003 and June 30, 2002;

      o Consolidated Statements of Changes in Shareholders' Equity for the years ended June 30, 2004, June 30, 2003 and June 30, 2002;

      o Consolidated Statements of Cash Flows for the years ended June 30, 2004, June 30, 2003 and June 30, 2002; and

      o     Notes to the Consolidated Financial Statements.

(a)   (2) Financial Statement Schedules

      o Report of Independent Registered Public Accounting Firm on Financial Statement Schedules

      o     Schedule II - Valuation and Qualifying Accounts

      All other financial statement schedules are omitted for the reasons that they are either not applicable or not required or because the information required is contained in the consolidated financial statements or notes thereto which are incorporated by reference in Part II, Item 8.

(a)   (3) Exhibits

          Exhibit
          Number                        Exhibit Description
          -------    -----------------------------------------------------------

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

          Exhibit
          Number                        Exhibit Description
          -------    -----------------------------------------------------------

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

          Exhibit
          Number                        Exhibit Description
          -------    -----------------------------------------------------------

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

            Exhibit
            Number                        Exhibit Description
            -------  -----------------------------------------------------------

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

            Exhibit
            Number                        Exhibit Description
            -------  -----------------------------------------------------------

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

              14.1   Code of Business Conduct and Ethics

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

Board of Directors and Stockholders
RCG Companies Incorporated and Subsidiaries
Charlotte, North Carolina

The audits referred to in our report dated October 8, 2004 relating to the consolidated financial statements of RCG Companies Incorporated and Subsidiaries, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedules listed in the accompanying index. Our report contains an explanatory paragraph regarding the Company's ability to continue as a going concern. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman
BDO Seidman, LLP
Charlotte, North Carolina

October 27, 2004

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                                   SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                         Balance at          Charged                                                    Balance at
                                         Beginning         to Cost and                                  Other             End of
                                          of Year           Expenses          Deductions(1)          Adjustments           Year
                                       ---------------   ----------------  ---------------------   -----------------   -------------
Year Ended June 30, 2002
Allowance for Doubtful Accounts....... $       81,073     $       209,497   $             67,987                   -    $    222,583

Year Ended June 30, 2003
Allowance for Doubtful Accounts.......        222,583               5,917                116,676                   -         111,824

Year Ended June 30, 2004
Allowance for Doubtful Accounts.......        111,824             157,087                 10,934              73,713         331,690

(1) Write-off of doubtful accounts


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   RCG COMPANIES INCORPORATED


Date: October 13, 2004             By:   /s/ Michael D. Pruitt
                                         ---------------------------------------
                                         Michael D. Pruitt
                                         President and Chief Executive Officer
                                         (principal executive officer)


Date: October 13, 2004             By:   /s/ Jeffrey F. Willmott
                                         ---------------------------------------
                                         Jeffrey F. Willmott
                                         Chairman of the Board


Date: October 13, 2004             By:   /s/ William W. Hodge
                                         ---------------------------------------
                                         William W. Hodge
                                         Chief Financial Officer
                                         (principal accounting officer)


Date: October 13, 2004             By:   /s/ Dr. James A. Verbrugge
                                         ---------------------------------------
                                         Dr. James A. Verbrugge
                                         Director


Date: October 13, 2004             By:   /s/ P. Roger Byer
                                         ---------------------------------------
                                         P. Roger Byer
                                         Director


Date: October 13, 2004             By:   /s/ J. Michael Carroll
                                         ---------------------------------------
                                         J. Michael Carroll
                                         Director


Date: October 13, 2004             By:   /s/ Wesley M. Jones
                                         ---------------------------------------
                                         Wesley M. Jones
                                         Director