Form 10-Q
period 2004-09-30
RCG COMPANIES INC
filed 2004-11-22
CIK 722839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549-0001

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED: SEPTEMBER 30, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      From the Transition Period From to .

                         Commission File Number: 1-8662


                           RCG COMPANIES INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          23-2265039
---------------------------------                        -----------------------
  (State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                       Identification Number)


  6836 MORRISON BOULEVARD, SUITE 200, CHARLOTTE, NC 28211-2668, (704) 366-5054
--------------------------------------------------------------------------------
  (Address of registrant's principal executive offices including zip code, and telephone number, including area code)


Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES [ ]  NO [X]

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of November 18, 2004: 21,170,290

-------------------------------------------------------------------------------
                                TABLE OF CONTENTS
-------------------------------------------------------------------------------


                                                                                                                 Page
PART I. FINANCIAL INFORMATION.....................................................................................2

   Item 1.        Condensed Consolidated Financial Statements.....................................................2

      Condensed Consolidated Balance Sheets at September 30, 2004 (Unaudited)
      and June 30, 2004...........................................................................................2

      Condensed Consolidated Statements of Operations for the Three Months
      Ended September 30, 2004 and September 30, 2003 (Unaudited).................................................3

      Condensed Consolidated Statements of Cash Flows for the Three Months
      Ended September 30, 2004 and September 30, 2003 (Unaudited).................................................4

      Notes to the Condensed Consolidated Financial Statements....................................................6

   Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations..........14

   Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....................................21

   Item 4.        Controls and Procedures........................................................................21

PART II. OTHER INFORMATION.......................................................................................22

   Item 1.        Legal Proceedings..............................................................................22

   Item 2.        Changes in Securities..........................................................................22

   Item 3.        Defaults Upon Senior Securities................................................................22

   Item 4.        Submission of Matters to a Vote of Security Holders............................................22

   Item 5.        Other Information..............................................................................23

   Item 6.        Exhibits.......................................................................................23

Signatures.......................................................................................................23

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                     Sept. 30,
                                                                                        2004            June  30,
                                                                                     (Unaudited)           2004
                                                                                    --------------    --------------
                                        ASSETS
Cash and cash equivalents .......................................................   $        2,640    $        6,596
Restricted cash .................................................................           19,210            40,387
Accounts receivable, net of allowance of doubtful accounts of $328 and $332,
  respectively ..................................................................            3,679             4,532
Due from affiliates .............................................................                6                69
Inventory .......................................................................               73                72
Investments .....................................................................              322               327
Prepaid expenses ................................................................            3,371             5,824
                                                                                    --------------    --------------
          Total current assets ..................................................           29,301            57,807

Property and equipment, net .....................................................            1,751             1,527
Deferred costs and other assets .................................................              459               508
Goodwill and other intangible assets ............................................           24,394            24,452
                                                                                    --------------    --------------
         Total assets ...........................................................   $       55,905    $       84,294
                                                                                    ==============    ==============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and other obligations-current portion .............................   $        2,148    $        1,942
Accounts payable and accrued expenses ...........................................           21,857            28,466
Unearned income .................................................................           20,914            38,519
                                                                                    --------------    --------------
         Total current liabilities ..............................................           44,919            68,927

Warrant obligations .............................................................            2,802             1,520
Notes payable and other obligations .............................................            7,279             7,657
                                                                                    --------------    --------------
         Total liabilities ......................................................           55,000            78,104
                                                                                    --------------    --------------
Commitments and Contingencies
Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, 4,300 and -0-
       issued, respectively .....................................................               --                --
     Common stock, $.04 par value, 200,000,000 shares authorized, 21,301,504 and
       21,289,004 issued, 21,170,290 and 21,157,790 outstanding, respectively ...              850               849
     Additional paid-in capital .................................................          123,832           121,386
     Accumulated deficit ........................................................         (122,869)         (115,137)
     Accumulated other comprehensive loss .......................................             (276)             (276)
     Treasury stock at cost (131,214 shares) ....................................             (632)             (632)
                                                                                    --------------    --------------
         Total shareholders' equity .............................................              905             6,190
                                                                                    --------------    --------------

         Total liabilities and shareholders' equity .............................   $       55,905    $       84,294
                                                                                    ==============    ==============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                      Three months ended
                                                         September 30,
                                                    2004              2003
                                               --------------    --------------
Revenue:
Services ...................................   $       52,283    $       15,701
Product sales ..............................            4,517             3,412
                                               --------------    --------------
         Total revenue .....................           56,800            19,113
                                               --------------    --------------
Cost of revenue:
Services ...................................           53,484            14,822
Product sales ..............................            4,016             3,024
                                               --------------    --------------
         Total cost of revenue .............           57,500            17,846
                                               --------------    --------------

         Gross (loss) profit ...............             (700)            1,267
                                               --------------    --------------

Selling, general and administrative expenses            6,791             1,493
Depreciation and amortization ..............              213               102
                                               --------------    --------------
         Operating costs and expenses ......            7,004             1,595
                                               --------------    --------------

         Operating loss ....................           (7,704)             (328)

Interest expense, net ......................             (278)              (49)
Gain on investments, net ...................               --               119
Other income ...............................              250                97
                                               --------------    --------------
         Loss from continuing operations ...           (7,732)             (161)

Loss from discontinued operations, net .....               --              (729)
                                               --------------    --------------

Net loss ...................................   $       (7,732)   $         (890)
                                               ==============    ==============

Basic and diluted net loss per share:
     Loss from continuing operations .......   $        (0.37)   $        (0.02)
     Loss from discontinued operations .....               --             (0.05)
                                               --------------    --------------
         Net loss ..........................   $        (0.37)   $        (0.07)
                                               ==============    ==============

Weighted average shares outstanding ........       21,166,198        14,292,798



The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                        Three months ended
                                                                                           September 30,
                                                                                       2004            2003
                                                                                   ------------    ------------
Cash flows from operating activities:
     Net loss ..................................................................   $     (7,732)   $       (890)
     Loss on discontinued operations ...........................................             --             729
                                                                                   ------------    ------------
         Loss from continuing operations .......................................         (7,732)           (161)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .........................................            213              93
         Gain on sale of investments ...........................................             --            (119)
         Amortization of unfavorable airline contract ..........................         (1,205)             --
         Change in fair value of warrants ......................................           (256)             --
         Deferred debt cost amortization .......................................            256               9
         Changes in operating assets and liabilities:
              Restricted cash ..................................................         21,177           1,235
              Accounts receivable ..............................................            853             375
              Inventory ........................................................             (1)            (19)
              Prepaid expenses .................................................          2,453             946
              Deferred costs and other assets ..................................             49             (12)
              Accounts payable and accrued expenses ............................         (6,081)         (1,143)
              Due to affiliates ................................................             63              --
              Unearned income ..................................................        (17,605)         (1,844)
                                                                                   ------------    ------------
                  Net cash used in continuing operating activities .............         (7,816)           (640)
                  Net cash used in discontinued operations .....................             --            (239)
                                                                                   ------------    ------------
                      Net cash used in operating activities ....................         (7,816)           (879)
Cash flows from investing activities:
     Purchase of property and equipment ........................................           (120)            (24)
     Sale of investments .......................................................             --             135
                                                                                   ------------    ------------
         Net cash provided by (used in) continuing investing activities ........           (120)            111
         Net cash used in discontinued operations ..............................             --             (11)
                                                                                   ------------    ------------
              Net cash provided by (used in) investing activities ..............           (120)            100
Cash flows from financing activities:
     Notes payable proceeds ....................................................             --               5
     Principal debt repayments .................................................           (185)             (4)
     Net change in line of credit ..............................................            168            (259)
     Issuance of RCG equity securities .........................................          3,997             988
                                                                                   ------------    ------------
         Net cash provided by continuing financing activities ..................          3,980             730
         Net cash provided by discontinued operations ..........................             --             233
                                                                                   ------------    ------------
              Net cash provided by financing activities ........................          3,980             963
                                                                                   ------------    ------------
     Net increase (decrease) in cash and cash equivalents ......................         (3,956)            184
     Cash and cash equivalents at beginning of period ..........................          6,596             808
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .....................................   $      2,640    $        992
                                                                                   ============    ============

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                            (Unaudited, in thousands)

                                                                           Three months ended
                                                                              September 30,
                                                                           2004           2003
                                                                       ------------   ------------
Supplemental disclosure of cash flow information
     Cash paid during the period for:
         Interest ..................................................   $         83   $         40
         Income taxes ..............................................             --             --
     Non-cash investing and financing activities:
         Common stock and warrants issued for conversion of debt ...             --            810
         Common stock and warrants issued for conversion of accounts
              payable and accrued expenses .........................             --             70
         Conveyance of RCG's LFSI Common Stock for services ........             --            119


The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Condensed Consolidated Financial Statements are unaudited and include the accounts of RCG Companies Incorporated and its subsidiaries ("RCG" or the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended June 30, 2004 included in the Company's Annual Report on Form 10-K.

OPERATIONS AND LIQUIDITY

Certain reclassifications have been made to data from the previous period to conform to the presentation of the current period.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of September 30, 2004 had a working capital deficit of $15,618,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional funding is necessary. The Company is exploring additional sources of liquidity, through debt and equity financing alternatives. Additionally the Company is negotiating the restructure of its long-term debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through sales of debt and equity securities or sale of certain assets or portions of the business, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

SIGNIFICANT ACCOUNTING POLICIES

WARRANT OBLIGATION

In accordance with Emerging Issues Task Force Issue 00-19, or EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of warrants issued in certain private placements has been initially accounted for as a liability because the Company will incur a substantial penalty if it cannot comply with the warrant holders' registration rights or have other net-cash settlement features. As of the closing date of the private placements, the fair value of the warrants was approximately $3,058,000, calculated utilizing the Black-Scholes option pricing model. Changes in the market value of the Company's common stock from the closing date until the warrants are exercised or expire will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. To reflect the change in market value of the warrants, the Company recorded a credit to operations of approximately $256,000 during the three-month period ended September 30, 2004.

STOCK-BASED COMPENSATION

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

The Company's pro forma net loss and net loss per share assuming compensation cost was determined under FASB No. 123 for all options would have been the following for the three months ended September 30, 2004 and September 30, 2003 (in thousands, except share amounts).

                                                                              2004              2003
                                                                         --------------    --------------

Net loss, as reported ................................................   $       (7,732)   $         (890)
Stock-based employee compensation credit included in reported net loss               --                --
                                                                         --------------    --------------
                                                                                 (7,732)             (890)

Deduct: Stock-based compensation expense determined under FAS 123 ....              (31)              (45)
                                                                         --------------    --------------

Pro forma net loss ...................................................   $       (7,763)   $         (935)
                                                                         ==============    ==============

Earnings per share:
Basic and diluted loss per share, as reported ........................   $        (0.37)   $        (0.07)
                                                                         ==============    ==============
Basic and diluted loss per share, pro forma ..........................   $        (0.37)   $        (0.07)
                                                                         ==============    ==============

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company's other significant accounting policies are the same as those applied at June 30, 2004 and disclosed in the Company's audited Consolidated Financial Statements and notes thereto for the year ended June 30, 2004, included in the Company's Annual Report on Form 10-K.

NOTE 2. ACQUISITIONS

Through its wholly owned subsidiary, Flightserv, Inc. ("Flightserv"), RCG concluded the acquisition of substantially all of the assets and liabilities of VE Holdings, Inc. ("Vacation Express") and SunTrips, Inc. ("SunTrips") (the "Acquired Companies"), effective October 31, 2003. The Acquired Companies were integrated into the Company's existing Travel Services business to form its largest operating segment. The Company had previously provided services to the Acquired Companies.

The Acquired Companies provide specialized distribution of leisure travel products and services. Vacation Express, based in Atlanta, Georgia, sells air and hotel packages to Mexico and Caribbean destinations, and SunTrips, based in San Jose, California, sells air and hotel packages to Mexico, Dominican Republic, Costa Rica, Hawaii and the Azores out of Oakland, California and/or Denver, Colorado.

In connection with the acquisition, the Company issued a $10 million non-interest bearing seven-year promissory note discounted to $5.3 million at 12.00% per annum for imputed interest (the "Promissory Note") from Flightserv, secured by certain RCG investment holdings. Additionally, the Acquired Companies entered into a three-year agreement with MyTravel Canada Holidays, Inc. ("MyTravel Canada") for certain services, including the purchasing of hotel accommodations on an exclusive basis. MyTravel Canada will be paid approximately $4.5 million over three years under this agreement, discounted to $3.8 million at 12.00% per annum for imputed interest (the "Service Agreement Obligation").

Effective November 12, 2004, the Company entered into an agreement to amend the terms and amount of both the Promissory Note and the Service Agreement Obligation (see Note 8, "Subsequent Events").

The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No.141, "Business Combinations". The purchase price was allocated to the net assets acquired, including the liabilities assumed as of October 31, 2003, based upon their estimated fair values as of that date with the remainder being recorded as goodwill, which is deductible for tax purposes. The consideration, which included acquisition costs of $314,091, was allocated as follows (in thousands).

Current assets.......................................     $    25,116
Property and equipment...............................             629
Goodwill.............................................          15,050
Other intangible assets..............................             702
                                                          ------------
     Total assets acquired...........................          41,497
Current liabilities..................................          32,646
                                                          ------------
     Net assets acquired.............................     $     8,851
                                                          ============

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

Property and equipment....................................    $      14,500
Goodwill and other intangible assets......................          414,202
                                                              --------------
     Total assets acquired................................    $     428,702
                                                              ==============


NOTE 3.       DISCONTINUED OPERATIONS

During the third quarter of 2004, the Board authorized the disposition of the Company's investment in Lifestyle Innovations, Inc. ("LFSI"). Accordingly, the operations of LFSI were reclassified to discontinued operations for all periods presented. During the fourth quarter of 2004, the Company contributed approximately 4 million shares to the treasury of LFSI, of which a substantial portion of the contributed shares were reissued to certain LFSI investors to settle certain contingent claims. LFSI also issued other shares, which resulted in RCG's interest in LFSI being reduced to an effective 45.5% beneficial ownership. Considering the substantial reduction in ownership and the lack of control over LFSI, the investment in LFSI is now recorded using the equity method and is no longer a consolidated subsidiary. The change resulted in RCG restoring its negative carrying value during the fourth quarter, which was recognized as a gain on deconsolidation of LFSI.

The loss from discontinued operations for the three months ended September 30, 2003 is summarized as follows (in thousands).

Gross revenues.......................................$        480
Cost of revenues and operating expenses..............     (1,493)
                                                     -------------
Net loss per LFSI financials.........................     (1,013)
Minority interest....................................         284
                                                     -------------
Loss from discontinued operations....................$      (729)
                                                     =============

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4.       NOTES PAYABLE AND OTHER OBLIGATIONS

Notes payable and other obligations consisted of the following at September 30, 2004 (unaudited, in thousands) and June 30, 2004 (in thousands).

                                                                                            Sept. 30,         June 30,
                                                                                               2004              2004
                                                                                          --------------    --------------
Note payable - in the amount of $9,850,  less unamortized  discount of $4,109,  imputed
  at 12%, secured by certain investment holdings (1) ..................................   $        5,741    $        5,724
Service agreement  obligation - in the amount of $3,000,  less unamortized  discount of
  $445 imputed at 12% and unsecured (2) ...............................................            2,655             3,129
Revolving credit facility (maximum  borrowing $1 million)- secured by substantially all assets of the Technology  Solutions business with interest at prime-plus-2% (6.75% at
  September 30, 2004) .................................................................              601               433
Capital lease  obligations at interest rates ranging from 4.2% to 17.1%, due in monthly
  installments  through November 2007 .................................................              285               153
Note payable - due July 27, 2003 and unsecured (3) ....................................              145               160
                                                                                          --------------    --------------
                                                                                                   9,427             9,599
Less current maturities, including demand notes .......................................           (2,148)           (1,942)
                                                                                          --------------    --------------

Long-term portion .....................................................................   $        7,279    $        7,657
                                                                                          ==============    ==============

(1) On October 31, 2003, Flightserv purchased two businesses (see Note 2) for a $10 million non-interest-bearing seven-year note. Payments commence quarterly beginning June 30, 2004. See Note 8, "Subsequent Events", for amended amounts and terms, effective November 12, 2004.
(2) On October 31, 2003, Flightserv agreed to pay $4.5 million to MyTravel Canada for certain services over a three-year period beginning November 1, 2003. See Note 8, "Subsequent Events", for amended amounts and terms, effective November 12, 2004.
(3) The Company currently is negotiating with the debt holder to extend the term or agree on a payment schedule.

NOTE 5. SECURITIES PURCHASE AGREEMENT

The Company entered into a Securities  Purchase  Agreement,  dated September 13,
2004,   with   institutional   and  accredited   investors   (collectively   the
"Investors"). Pursuant to the terms of the Securities Purchase Agreement, the Company issued the following securities to the Investors in consideration for the Investors making payment to the Company in the aggregate amount of $4,300,000: (i) 4,300 shares of Series A 6% Convertible Preferred Stock, with a stated value of $1,000 per share; the shares are initially convertible into shares of Common Stock of the Company at a fixed price of $0.94 per share, subject to adjustment ("Set Price") and that are, subject to certain conditions, subject to forced conversion by the Company at any time the common shares of the Company have a volume weighted average price ("VWAP") which exceeds 200% of the Set Price for the preceding ten trading days, (ii) Warrants to purchase approximately 1,143,617 shares of Common Stock of the Company at an exercise

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

price of $1.20 per share, exercisable commencing six months after the closing date (September 14, 2004) until the date that is three years after such date, with anti-dilution provisions subject to a $1.00 floor, and that are subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP that exceeds 200% of the exercise price for the preceding 20 trading days, and (iii) Additional Investment Rights to purchase approximately 3,430,851 shares of Common Stock of the Company at an exercise price of $1.03 per share, exercisable commencing six months after the closing date until the earlier of (a) the later of the date that is six months after the effective date of the registration statement covering the shares and the date that is one year after the closing date, and (b) September 13, 2006, with standard anti-dilution, and that are, subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP greater than or equal to 160% of the exercise price for the preceding 20 trading days.

On September 14, 2004, the Company filed an amended Certificate of Incorporation with the Secretary of the State of Delaware. The Certificate amends the Company's Certificate of Incorporation to fix the preferences, rights and limitations of the Series A 6% Convertible Preferred Stock, as described above.

In connection with the aforementioned Securities Purchase Agreement, the Exercise Price to holders of 2.5 million Common Stock Purchase Warrants (dated October 31, 2003) has been reduced from $2.442 per share to $0.94 per share, pursuant to the Warrant Agreement.

NOTE 6. RELATED-PARTY TRANSACTIONS

The Company's Travel Services business entered into a one-year public relations contract. The wife of a former president of the Travel Services business is an employee of the public relations firm. This contract was terminated on August 26, 2004. During three months ended September 30, 2004, $14,730 was paid for services rendered.

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

Company Director K. Wesley M. Jones, Sr. has a 25% ownership stake in a private investment group that has secured certain letters of credit issued by the Company in the amount of $2 million. During the three months ended September 30, 2004, the Company paid the private investment group $60,000.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7.       BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands).

                                                                                           Corporate         Total
Three months ended September 30, 2004:                  Travel           Technology         Services       Solutions
-------------------------------------------------    ------------     ---------------    -------------    ------------
Revenue.......................................       $    52,178      $        4,622     $         --     $    56,800
Gross margin..................................           (1,302)                 602               --           (700)
Loss from continuing operations...............           (7,175)                (68)            (489)         (7,732)

     Three months ended September 30, 2003:
-------------------------------------------------

Revenue.......................................       $    15,578      $        3,535     $         --     $    19,113
Gross margin..................................               828                 439               --           1,267
Income (loss) from continuing operations......               157                 (9)            (309)           (161)

NOTE 8. SUBSEQUENT EVENTS

In connection with the acquisition of substantially all of the assets and liabilities of VE Holdings, Inc. ("Vacation Express") and SunTrips, Inc. ("SunTrips") (the "Acquired Companies") (as described in Note 2), the Company issued a $10 million non-interest bearing seven-year promissory note discounted to $5.3 million at 12.00% per annum for imputed interest (the "Promissory Note") from Flightserv. Additionally, the Acquired Companies entered into a three-year agreement with MyTravel Canada Holidays, Inc. ("MyTravel Canada") for certain services, including the purchasing of hotel accommodations on an exclusive basis. MyTravel Canada will be paid approximately $4.5 million over three years under this agreement, discounted to $3.8 million at 12.00% per annum for imputed interest (the "Service Agreement Obligation").

Effective November 12, 2004, the Company entered into an agreement to amend the terms and amounts of both the Promissory Note and the Service Agreement Obligation as follows.

(1) Reduced the non-interest-bearing Promissory Note to $1 million, discounted to $555,000 at 12.00% per annum for imputed interest payable in: (i) four
      (4) equal yearly payments of $100,000, commencing on October 31, 2006 and continuing on the last day of each October through October 31, 2009, and
      (ii) a final balloon payment in the amount of $600,000 on October 31, 2010.

(2) Extended the Service Agreement Obligation four additional years to now expire on October 31, 2010. The Agreement provides for additional payments of $4.9 million, discounted to $3.0 million at 12.00% per annum for imputed interest over the new term of the agreement.

                   RCG COMPANIES INCORPORATED AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's business, results of operations and financial condition are subject to many risks. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management's belief and assumptions based on currently available information. Such forward-looking statements include statements relating to estimates of future revenue and operating income, cash flow and liquidity. Words such as "anticipates", "expects", "intends", "believes", "may", "will", "future" or similar expressions are intended to identify certain forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, those discussed herein or included in the Company's Annual Report on Form 10-K, filed registration statements, and other documents filed by the Company with the SEC.

OVERVIEW

Effective October 31, 2003, the Company's Travel Services subsidiary concluded the acquisition of substantially all of the assets and liabilities, except for certain excluded items, of Vacation Express and SunTrips. Also effective November 5, 2003, the Company's Technology Solutions subsidiary completed the acquisition of substantially all of the assets and liabilities of SchoolWorld, except for certain excluded items. Accordingly, the operating results of these subsidiaries (the "Acquired Businesses") have been included in the reported results of the Company subsequent to that date. The results of the Company, excluding the results of the Acquired Businesses, are referred to herein as the existing business (the "Existing Business"). Refer to Note 2 to the financial statements for more detail on the specifics of the transactions.

The following table summarizes the consolidated results of operations (in thousands).

                                                   Three Months Ended Sept.              Three Months Ended Sept.
                                                           30, 2004                            30, 2003
                                                                     % of                                  % of
                                                   Amount           Revenue             Amount            Revenue
                                               --------------    --------------     --------------    --------------
Revenues:
     Services ..............................   $       52,283              92.0%    $       15,701              82.1%
     Product sales .........................            4,517               8.0%             3,412              17.9%
                                               --------------    --------------     --------------    --------------
         Total revenue .....................           56,800             100.0%            19,113             100.0%
                                               --------------    --------------     --------------    --------------
Cost of revenue:
     Services ..............................           53,484              94.1%            14,822              75.6%
     Product sales .........................            4,016               7.1%             3,024              15.8%
                                               --------------    --------------     --------------    --------------
         Total cost of revenue .............           57,500             101.2%            17,846              93.4%
                                               --------------    --------------     --------------    --------------

 Gross profit (loss) .......................             (700)             (1.2%)            1,267               6.6%
                                               --------------    --------------     --------------    --------------

Selling, general and administrative expenses            6,791              12.0%             1,493               7.8%
Depreciation and amortization ..............              213               0.4%               102               0.5%
                                               --------------    --------------     --------------    --------------
         Operating cost and expenses .......            7,004              12.4%             1,595               8.3%
                                               --------------    --------------     --------------    --------------

         Operating loss ....................           (7,704)            (13.6%)             (328)             (1.7%)

Interest expense, net ......................             (278)             (0.4%)              (49)             (0.2%)
Gain on investments, net ...................               --                --                119               0.6%
Other income ...............................              250               0.4%                97               0.5%
--------------------------------------------   --------------    --------------     --------------    --------------

Loss from continuing operations ............   $       (7,732)            (13.6%)   $         (161)             (0.8%)
                                               ==============    ==============     ==============    ==============

Information related to business segments is as follows (in thousands).

                                                  Travel          Technology
    Three months ended September 30, 2004        Services         Solutions        Corporate              Total
-------------------------------------------   --------------    --------------    ------------      --------------
Revenue ...................................   $       52,178    $        4,622    $           --    $       56,800
Gross margin ..............................           (1,302)              602                --              (700)
Loss from continuing operations ...........           (7,175)              (68)             (489)           (7,732)

     Three months ended September 30, 2003:
-------------------------------------------------

Revenue ...................................   $       15,578    $        3,535    $           --    $       19,113
Gross margin ..............................              828               439                --             1,267
Income (loss) from continuing operations ..              157                (9)             (309)             (161)

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2003

OPERATIONS OF BUSINESS SEGMENTS

Travel Services

The following table summarizes results of continuing operations of the Travel Services segment (in thousands).

                                                                      Three Months Ended:
                                                      September 30, 2004                 September 30, 2003
                                                                     % of                                % of
                                                   Amount           Revenue            Amount           Revenue
                                               --------------    --------------     --------------   --------------
Revenues ...................................   $       52,178             100.0%    $       15,578            100.0%
Cost of revenue ............................           53,480             102.5%            14,750             94.7%
                                               --------------    --------------     --------------   --------------
     Gross (loss) profit ...................           (1,302)             (2.5%)              828              5.3%

Selling, general and administrative expenses            5,435              10.4%               617              4.0%
Depreciation and amortization ..............              175               0.3%                34              0.2%
                                               --------------    --------------     --------------   --------------
     Operating cost and expenses ...........            5,610              10.7%               651              4.2%
                                               --------------    --------------     --------------   --------------

     Operating (loss) profit ...............   $       (6,912)            (13.2%)   $          177              1.1%
                                               ==============     ==============   ==============    ==============

For the three months ended September 30, 2004, the revenues of the Company's Travel Services business were $52,178,000 compared to $15,578,000 for in the same period a year before, which is an increase of $36,600,000. The increase from the prior year is primarily attributable to the acquisition of Vacation Express and SunTrips; however, revenues were less than expected. The Travel Services business is in an intensely competitive market with adverse market conditions due significantly to excess capacity of available passenger's seats. Increased competition has created aggressive sales promotions with significantly discounted fares. The implementation of SunTrips' new online reservation system has severely hindered bookings for the quarter. We estimate that $6,000,000 of revenues were missed as a direct result of implementation problems and delays.

For the three months ended September 30, 2004, the gross loss for the Company's Travel Services business was ($1,302,000) compared to $828,000 for the same period a year before. Gross margins declined as a direct result of the reduced revenues and not being able to absorb air cost. The majority of our air cost is fixed and is difficult to reduce when bookings decline. The price of jet fuel continues to increase. Competitive market conditions have prevented us from passing increases, in the form of surcharges, to our customers. Even though none of our destinations were significantly impacted by the severe Caribbean hurricane season, we incurred significant costs associated with the hurricanes, in the form of delays, temporary hub relocations, and re-routing of passengers..

For the three months ended September 30, 2004, selling, general and administrative ("SGA") expenses was $6,791,000, or 12.0% of sales, compared to $1,493,000, or 7.8%, for the same period a year before. The increase from the prior year is primarily attributable to the acquisition of Vacation Express and SunTrips.


Technology Solutions

The  following  table  summarizes  results  of  continuing   operations  of  the
Technology Solutions segment (in thousands).

                                                                   Three Months Ended:
                                                      September 30, 2004                 September 30, 2003
                                                                      % of                                % of
                                                   Amount            Revenue            Amount           Revenue
                                               --------------    --------------     --------------    --------------
Revenues:
     Services ..............................   $          106               2.3%    $          124               3.5%
     Product sales .........................            4,516              97.7%             3,411              96.5%
                                               --------------    --------------     --------------    --------------
         Total revenue .....................            4,622             100.0%             3,535             100.0%
                                               --------------    --------------     --------------    --------------
Cost of revenue:
     Services ..............................                4               0.1%                72               2.0%
     Product sales .........................            4,016              86.9%             3,024              85.6%
                                               --------------    --------------     --------------    --------------
         Total cost of revenue .............            4,020              87.0%             3,096              87.6%
                                               --------------    --------------     --------------    --------------

 Gross profit ..............................              602              13.0%               439              12.4%
                                               --------------    --------------     --------------    --------------

Selling, general and administrative expenses              613              13.2%               464              13.1%
Depreciation and amortization ..............               36               0.8%                61               1.7%
                                               --------------    --------------     --------------    --------------
         Operating cost and expenses .......              649              14.0%               525              14.8%
                                               --------------    --------------     --------------    --------------

         Operating loss ....................   $          (47)             (1.0%)   $          (86)             (2.4%)
                                               ==============    ==============     ==============    ==============

For the three months ended September 30, 2004, the Company's Technology Solutions business recorded revenues of $4,622,000, compared to $3,535,000 for the same period a year before. The increase in revenues is primarily due to the acquisition of SchoolWorld, partially offset by a decrease in revenues from the Existing Business because of the timing of two large contract renewals during fiscal year 2004.

In the three months ended September 30, 2004, gross profit for the Company's Technology Solutions business was $602,000, compared to $439,000 in the same period a year before. The increase in gross profit is attributable to an increase from the acquisition, as well as an increase in gross profit percentage from 12.4% to 13%.

In  the  three  months  ended   September   30,  2004,   selling,   general  and
administrative  expenses for the  Company's  Technology  Solutions  business was

$613,000, compared to $464,000 in the same period a year before. The increase in SGA is primarily attributable to the acquisition. Overall, the percentage of SGA to revenue remained relatively unchanged.

DEPRECIATION AND AMORTIZATION

In the three-month period ended September 30, 2004, the Company's depreciation and amortization expense was $213,000, compared to $102,000 in the same period a year before. The increase is primarily due to depreciation of the fixed-asset additions of the Acquired Companies.

INTEREST EXPENSE, NET

In the three-month period ended September 30, 2004, the Company incurred $278?,000 of net-interest expense related to its debt portfolio, compared to $49,000 in the same period a year before. This increase is primarily from the Travel Services debt discussed in Note 5 of the Consolidated Financial Statements.

OTHER INCOME

For the three-month period ended September 30, 2004, the Company's other income was $250,000, compared to $97,000 in the same period a year before. The three-month period ended September 30, 2004 includes $256,000 credit relating to the change in market value of the warrant obligation offset by other costs. In the three months ended September 30, 2003, the Company's Technology Solutions business recorded a $100,000 amount to other income in the prior quarter related to a prior project offset by other costs.

Corporate

For the three months ended September 30, 2004, Corporate incurred losses of $489,000, compared to losses of $309,000 in the same period a year before. The increase in loss is due primarily to increases in insurance, public relations, professional fees, salaries and benefits.

SEASONALITY

The Company experiences significant seasonality in its Travel Services and Technology Solutions businesses. The seasonality in the Travel Services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company's first and fourth fiscal quarters. The Company's Technology Solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount recognized in the fourth quarter, due to the Company's fiscal year end coinciding with the year end of most schools and universities. These customers are tied to strict budgets and normally purchase more product at the start and the end of their fiscal year.

GUARANTEE OBLIGATION

The Company's Travel Services segment has certain guarantees with an airline provider that agrees to a minimum number of hours during each program year and is required to pay any shortage to the provider. The segment does not anticipate a shortage, and accordingly, no amount has been accrued.

LIQUIDITY AND CAPITAL RESOURCES

Assuming the Company will continue as a going concern, the accompanying financial statements have been prepared. The Company has suffered recurring losses from operations, and as of September 30, 2004, had a working capital deficit of $15,618,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that additional funding is necessary in order to meet the Company's capital requirements and continue to operate. The Company is exploring additional sources of liquidity through debt and equity financing alternatives. Additionally, the Company is negotiating the restructure of its long-term debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through sales of debt and equity securities or sale of certain assets or portions of the business, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

Cash and cash equivalents were $2,640,000 and $6,596,000 at September 30, 2004 and September 30, 2003, respectively. At September 30, 2004, the Company had current assets of $29,301,000, as compared to $44,801,000 of total current liabilities at September 30, 2003, resulting in a working capital deficit of $15,500,000. At June 30, 2004, the Company had current assets of $57,807,000, as compared to $68,927,000 of total current liabilities at September 30, 2004, resulting in a working capital deficit of $11,120,000.

For the three months ended September 30, 2004, cash and cash equivalents decreased by $3,956,000. Cash of $3,980,000, primarily from the sale of Preferred Stock, was provided by financing activities. This amount is offset by $7,816,000 used in operating activities and $120,000 used in investing activities.

During the three months ended September 30, 2004, $7,816,000 in cash was used in operating activities. The net loss of $7,732,000 for the quarter was offset by other non-cash credits of $992,000 and an increase of $908,000 from the net operating assets and liabilities.

Non-cash credits of $992,000 consist primarily of $213,000 in depreciation and amortization charges, offset by $1,205,000 of amortization of an unfavorable airline contract.

The net increase of $908,000 in operating assets and liabilities is due primarily to a decrease of $17,605,000 in unearned income and a decrease of $6,081,000 in accounts payable and accrued expenses, offset by an increase of $21,177,000 in restricted cash.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes contractual obligations as of September 30, 2004 (in thousands).

                                                           Prior to        10/1/05-      10/1/07-      10/1/09 &
                                             Total         9/30/05         9/30/07       9/30/09       thereafter
                                          ------------   ------------   ------------   ------------   ------------
Purchase obligations ..................   $     83,161   $     33,251   $     43,507   $      6,403   $         --
Long-term notes payable ...............          7,183             --          1,673            198          5,312
Operating and capital lease obligations          7,238          1,556          2,935          2,247            500
                                          ------------   ------------   ------------   ------------   ------------

                                          $     97,582   $     34,807   $     48,115   $      8,848   $      5,812
                                          ============   ============   ============   ============   ============

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $328,000 and $332,000 at September 30, 2004 and June 30, 2004, respectively.

GOODWILL

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

INTANGIBLE ASSET RISK

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at September 30, 2004, we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

COMMODITY PRICE RISK

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls over financial reporting procedures during the quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

--------------------------------------------------------------------------------
                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1. LEGAL PROCEEDINGS

During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

ITEM 2. CHANGES IN SECURITIES

For the three months ended September 30, 2004, 12,500 shares of Common Stock were issued upon exercise of previously granted options.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)   Exhibits

      31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Principal Financial

      31.2  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certifications of Chief Executive Officer and Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    RCG COMPANIES INCORPORATED


Date: November 22, 2004             By: /s/ Michael D. Pruitt
                                        ----------------------------------------
                                        Michael D. Pruitt
                                        President and Chief Executive Officer
                                        (principal executive officer)


Date: November 22, 2004             By: /s/ William W. Hodge
                                        ----------------------------------------
                                        William W. Hodge
                                        Chief Financial Officer
                                        (principal accounting officer)