Form 10-Q
period 2004-12-31
RCG COMPANIES INC
filed 2005-02-22
CIK 722839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-0001

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended: December 31, 2004.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                               From the Transition Period from _______________________ to________________________

Commission File Number: 1-8662

RCG COMPANIES INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE	23-2265039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6836 MORRISON BOULEVARD, SUITE 200, CHARLOTTE, NC 28211-2668, (704) 366-5054
(Address of registrant’s principal executive offices including zip code and telephone number, including area code)

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒   NO ☐

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

The number of shares outstanding of the Registrant’s common stock (“Common Stock”) as of February 16, 2005: 29,142,613

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Dec. 31, 2004 (Unaudited)	June 30, 2004
ASSETS
Cash and cash equivalents	$1,163	$932
Restricted cash	7,279	18,697
Accounts receivable, net of allowance of doubtful accounts of $51 and $68, respectively	1,353	2,930
Prepaid expenses and other assets	1,858	3,015
Total current assets	11,653	25,574

Property and equipment, net	853	717
Deferred costs and other assets	49	42
Net non-current assets of discontinued operations	376	7,561
Goodwill and other intangible assets	18,005	18,064
Total assets	$30,936	$51,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and other obligations-current portion	$3,949	$1,942
Accounts payable and accrued expenses	11,959	12,037
Net current liabilities of discontinued operations	4,478	5,378
Unearned income	6,296	17,350
Total current liabilities	26,682	36,707

Warrant obligations	1,593	1,520
Notes payable and other obligations	4,847	7,541
Total liabilities	33,122	45,768
Commitments and Contingencies

Shareholders’ equity:
Convertible Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,268 and -0- issued, respectively	-	-
Common stock, $.04 par value, 200,000,000 shares authorized, 21,301,504 and 21,289,004 issued, 21,170,290 and 21,157,790 outstanding, respectively	896	849
Additional paid-in capital	125,461	121,386
Accumulated deficit	(127,911)	(115,137)
Accumulated other comprehensive loss	-	(276)
Treasury stock at cost (131,214 shares)	(632)	(632)
Total shareholders’ equity	(2,186)	6,190

Total liabilities and shareholders’ equity	$30,936	$51,958

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenue:
Services	$16,936	$17,029	$41,341	$17,152
Product sales	2,852	3,112	7,369	6,524
Total revenue	19,788	20,141	48,710	23,676
Cost of revenue:
Services	17,724	15,236	41,349	15,269
Product sales	2,504	2,710	6,520	5,734
Total cost of revenue	20,228	17,946	47,869	21,003

Gross (loss) profit	(440)	2,195	841	2,673

Selling, general and administrative expenses	3,314	2,521	7,598	3,438
Goodwill impairment	-	1,000	-	1,000
Depreciation and amortization	113	77	221	142
Operating costs and expenses	3,427	3,598	7,819	4,580

Operating loss	(3,867)	(1,403)	(6,978)	(1,907)

Interest expense, net	(180)	(112)	(335)	(143)
Warrant expense	(329)	-	(73)	-
Other income (expense)	(252)	-	(252)	219
Loss from continuing operations before extraordinary items	(4,628)	(1,515)	(7,638)	(1,831)
Gain on debt restructuring	2,257	-	2,257	-
Loss from continuing operations	(2,371)	(1,515)	(5,381)	(1,831)

Loss from discontinued operations, net	(3,672)	(6,522)	(8,393)	(7,096)
Gain on sale of assets of discontinued operations	1,000	-	1,000	-

Net loss	$(5,043)	$(8,037)	$(12,774)	$(8,927)

Preferred stock dividends	57	-	57	-
Net loss attributable to common stock shareholders	$(4,986)	$(8,037)	$(12,717)	$(8,927)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.09)	$(0.25)	$(0.11)
Loss from discontinued operations	(0.12)	(0.37)	(0.35)	(0.45)
Net loss	$(0.23)	$(0.46)	$(0.60)	$(0.56)

Weighted average shares outstanding	21,672,611	17,551,406	21,419,404	15,922,102

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended December 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,774)	$(8,927)
Loss on discontinued operations, net	8,393	7,096
Gain on sale of assets of discontinued operations	(1,000)	-
Loss from continuing operations	(5,381)	(1,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt restructuring	(2,257)	-
Depreciation and amortization	221	142
Loss (gain) on sale of investments	252	(119)
Amortization of unfavorable airline contract	(1,811)	(549)
Stock purchase warrants issued for services	125	197
Change in fair value of warrant obligation	73	-
Goodwill impairment	-	1,000
Deferred debt cost amortization	567	92
Changes in operating assets and liabilities:
Restricted cash	11,418	6,547
Accounts receivable	1,554	918
Prepaid expenses and other assets	1,159	2,260
Accounts payable and accrued expenses	1,755	(497)
Unearned income	(11,054)	(12,451)
Net cash used in continuing operating activities	(3,379)	(4,291)
Net cash used in discontinued operations	(978)	(211)
Net cash used in operating activities	(4,357)	(4,502)
Cash flows from investing activities:
Purchase of property and equipment	(298)	(19)
Sale of investments	16	135
Cash paid in connection with business acquisitions, net	-	(363)
Net cash used in continuing investing activities	(282)	(247)
Net cash used in discontinued operations	(88)	(18)
Net cash used in investing activities	(370)	(265)
Cash flows from financing activities:
Notes payable proceeds	1,281	-
Principal debt repayments	(313)	(225)
Net change in line of credit	35	266
Issuance of RCG equity securities	3,997	4,957
Net cash provided by continuing financing activities	5,000	4,998
Net cash used in discontinued operations	(42)	(48)
Net cash provided by financing activities	4,958	4,950
Net increase in cash and cash equivalents	231	183
Cash and cash equivalents at beginning of period	932	460

Cash and cash equivalents at end of period	$1,163	$643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited, in thousands)

	Six months ended December 31,
	2004	2003
Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$388	$81
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for acquired business	-	380
Note and Service Agreement Obligation issued for acquired business	-	9,068
Fixed assets acquired related to new businesses	-	644
Preferred dividends paid in common stock in lieu of cash	57	-
Common stock and warrants issued for conversion of debt	-	810
Common stock and warrants issued for conversion of accounts payable and accrued expenses	-	70
Conveyance of RCG’s LFSI Common Stock for services	-	119

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements are unaudited and include the accounts of RCG Companies Incorporated and its subsidiaries (“RCG” or the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by such generally accepted accounting principles for complete financial statements.

In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended June 30, 2004 included in the Company’s Annual Report on Form 10-K.

Operations and Liquidity

Certain reclassifications have been made to data from the previous period to conform to the presentation of the current period.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of December 31, 2004 had a working capital deficit of $15,029,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional funding is necessary. During the quarter ended December 31, 2004, the Company sold substantially all of the assets of FS Tours, Inc., raised approximately $1.1 million in short-term financing from accredited investors, and substantially restructured a portion of its long-term debt. Additionally, subsequent to December 31, 2004, the Company raised approximately $6.3 million by issuing Original Issue Discount Debentures. The Company is exploring additional sources of liquidity, through debt and equity financing alternatives and further restructuring of its long-term debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through sales of debt and equity securities or sale of certain assets or portions of the business, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.
Significant Accounting Policies

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warrant Obligation

In accordance with Emerging Issues Task Force Issue 00-19, or EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the fair value of warrants issued in certain private placements has been initially accounted for as a liability because the Company will incur a substantial penalty if it cannot comply with the warrant holders’ registration rights or have other net-cash settlement features. As of the closing date of the private placements, the fair value of the warrants was approximately $1,520,000, calculated utilizing the Black-Scholes option pricing model. Changes in the market value of the Company’s common stock from the closing date until the warrants are exercised or expire will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. To reflect the change in market value of the warrants, the Company recorded an expense to operations of approximately $73,000 during the six-month period ended December 31, 2004.

STOCK-BASED COMPENSATION

The Company has elected to continue to follow the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), to account for employee stock options. Under APB 25, no compensation expense is recognized unless the exercise price of the Company’s employee stock options is less than the market price of the underlying stock on the date of grant.

The Company’s pro forma net loss and net loss per share assuming compensation cost was determined under FASB No. 123 for all options would have been the following (in thousands, except share amounts).

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003

Net loss, as reported	$(5,043)	$(8,037)	$(12,774)	$(8,927)
Stock-based employee compensation credit included in reported net loss	-	-	-	-
	(5,043)	(8,037)	(12,774)	(8,927)

Deduct: Total stock-based compensation expense determined under SFAS 123 for all awards	(26)	(46)	(57)	(91)
Pro forma net loss	$(5,069)	$(8,083)	$(12,831)	$(9,018)

Earnings per share:
Basic and diluted loss per share, as reported	$(0.23)	$(0.46)	$(0.60)	$(0.56)

Basic and diluted loss per share, pro forma	$(0.24)	$(0.46)	$(0.60)	$(0.56)

The Company’s other significant accounting policies are the same as those applied at June 30, 2004 and disclosed in the Company’s audited Consolidated Financial Statements and notes thereto for the year ended June 30, 2004, included in the Company’s Annual Report on Form 10-K.

NOTE 2. DISCONTINUED OPERATIONS

On December 9, 2004, RCG and its subsidiary FS Tours, Inc., d/b/a Vacation Express, (“FS Tours”) entered into an Asset Purchase Agreement by and among RCG, FS Tours and Vacation Acquisition, LLC (“Purchaser”). Under the terms and conditions of the Asset Purchase Agreement, FS Tours sold to Purchaser assets of FS Tours and the Purchaser agreed to assume $8,000,000 in trade payables, consisting principally of hotel payables and certain liabilities and obligations arising under contracts and other agreed matters. FS Tours had contracted with an affiliate of the Purchaser to purchase hotel rooms, such payable was part of the assumed liabilities. Under the terms of the Agreement RCG has agreed to guaranty the payment and performance obligations of FS Tours.

Accordingly, the operations of FS Tours as well as Flightserv, Inc., which provided charter management operations for FS Tours, were reclassified to discontinued operations.

During the third quarter of fiscal year 2004, the Board authorized the disposition of the Company’s investment in Lifestyle Innovations, Inc. (“LFSI”). Accordingly, the operations of LFSI were reclassified to discontinued operations for all periods presented. During the fourth quarter of 2004, the Company contributed approximately 4 million shares to the treasury of LFSI, of which a substantial portion of the contributed shares were reissued to certain LFSI investors to settle certain contingent claims. LFSI also issued other shares, which resulted in RCG’s interest in LFSI being reduced to an effective 45.5% beneficial ownership. Considering the substantial reduction in ownership and the lack of control over LFSI, the investment in LFSI is now recorded using the equity method and is no longer a consolidated subsidiary.

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The loss from discontinued operations is summarized as follows (in thousands).

	For the three months ended December 31,		For the six months ended December 31,
	2004	2003	2004	2003
Gross revenues	$12,238	$24,015	$40,116	$34,910
Cost of revenues and operating expenses	15,910	30,537	48,509	42,006
Net loss	(3,672)	(6,522)	(8,393)	(7,096)
Gain on sale of assets	1,000	-	1,000	-
Loss from discontinued operations	$(2,672)	$(6,522)	$(7,393)	$(7,096)

Net non-current assets of discontinued operations consisted of the following (in thousands):

	Dec. 31, 2004	June 30, 2004

Goodwill	$-	$6,389
Property and equipment	44	810
Deferred costs and other assets	343	477
Non-currents assets	387	7,676
Long-term debt and capital leases, less current portion	(11)	(115)
Net non-currents assets	$376	$7,561

Net current liabilities of discontinued operations consisted of the following (in thousands):

	Dec. 31, 2004	June 30, 2004

Accounts payable and accrued expenses	$(5,486)	$(16,430)
Unearned income	(676)	(21,169)
Current liabilities	(6,162)	(37,599)
Cash	77	5,664
Restricted cash	665	21,691
Accounts receivable, net	942	1,601
Prepaid expenses and other current assets	-	3,265
Current assets	1,684	32,221
Net current liabilities	$(4,478)	$(5,378)

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. NOTES PAYABLE AND OTHER OBLIGATIONS

Notes payable and other obligations consisted of the following (in thousands).

	Dec. 31, 2004	June 30, 2004

Note payable - in the amount of $1,000, less unamortized discount of $434, imputed at 12%, secured by certain investment holdings (1)	$566	$5,724

Service agreement obligation - in the amount of $8,325 less unamortized discount of $1,990 imputed at 12% and unsecured (1)	6,335	3,129

Revolving credit facility (maximum borrowing $1 million) - secured by substantially all assets of the Technology Solutions business with interest at prime-plus-1.75% (7% at December 31, 2004)	468	433

Advances from accredited investors (2)	1,100	-

Capital lease obligations at interest rates ranging from 4.2% to 17.1%, due in monthly installments through November 2007	187	37

Note payable - due July 27, 2003 and unsecured (3)	140	160
	8,796	9,483
Less current maturities, including demand notes	(3,949)	(1,942)

Long-term portion	$4,847	$7,541

(1)	On October 31, 2003, Flightserv purchased two businesses for a $10 million non-interest-bearing seven-year note. Payments commence quarterly beginning June 30, 2004. Effective November 12, 2004, the Company entered into an amendment reduced the Promissory Note to $1 million payable in (i) four (4) equal yearly payments of $100,000, commencing on October 31, 2006, and continuing on the last day of each October through October 31, 2009, and (ii) a final balloon payment in the amount of $600,000 on October 31, 2010. In addition, on October 31, 2003, Flightserv agreed to pay $4.5 million to MyTravel Canada for certain services over a three-year period beginning November 1, 2003. Effective November 12, 2004, the agreement was the amended to extend the agreement through October 31, 2010. The services agreement originally provided for payments of $4,500,000; it now provides for additional payments of $4,875,000 over the new term of the agreement. The impact of the amendments resulted in an extraordinary gain of $2,257,000.
(2)	On January 25, 2005, the terms of the $1.1 million advance from accredited investors were finalized—term 180 days, interest rate 7%, secured by 100% of the FS SunTours common stock. In addition, warrants to purchase 549,250 shares of common stock of the Company at an exercise price of $1.25 per share, exercisable until the date that is three years after the closing date, were issued.
(3)	The Company currently is negotiating with the debt holder to extend the term or agree upon a payment schedule.

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. SECURITIES PURCHASE AGREEMENT

The Company entered into a Securities Purchase Agreement, dated September 13, 2004, with institutional and accredited investors (collectively the “Investors”). Pursuant to the terms of the Securities Purchase Agreement, the Company issued the following securities to the Investors in consideration for the Investors making payment to the Company in the aggregate amount of $4,300,000: (i) 4,300 shares of Series A 6% Convertible Preferred Stock, with a stated value of $1,000 per share; the shares are initially convertible into shares of Common Stock of the Company at a fixed price of $0.94 per share, subject to adjustment (“Set Price”) and that are, subject to certain conditions, subject to forced conversion by the Company at any time the common shares of the Company have a volume weighted average price (“VWAP”) which exceeds 200% of the Set Price for the preceding ten trading days, (ii) Warrants to purchase approximately 1,143,617 shares of Common Stock of the Company at an exercise price of $1.20 per share, exercisable commencing six months after the closing date (September 14, 2004) until the date that is three years after such date, with anti-dilution provisions subject to a $1.00 floor, and that are subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP that exceeds 200% of the exercise price for the preceding 20 trading days, and (iii) Additional Investment Rights to purchase approximately 3,430,851 shares of Common Stock of the Company at an exercise price of $1.03 per share, exercisable commencing six months after the closing date until the earlier of (a) the later of the date that is six months after the effective date of the registration statement covering the shares and the date that is one year after the closing date, and (b) September 13, 2006, with standard anti-dilution, and that are subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP greater than or equal to 160% of the exercise price for the preceding 20 trading days. As of December 31, 2004, and February 14, 2005, 1,032 and 2,481, respectively, of the 4,300 Series A Preferred Stock have been converted.

On September 14, 2004, the Company filed an amended Certificate of Incorporation with the Secretary of the State of Delaware. The Certificate amends the Company’s Certificate of Incorporation to fix the preferences, rights and limitations of the Series A 6% Convertible Preferred Stock, as described above.

In connection with the aforementioned Securities Purchase Agreement, the Exercise Price to holders of 2.5 million Common Stock Purchase Warrants (dated October 31, 2003) has been reduced from $2.442 per share to $0.94 per share, pursuant to the Warrant Agreement.

NOTE 5. RELATED-PARTY TRANSACTIONS

G. David Gordon, a Company stockholder, also occasionally acts as legal counsel to the Company.

On April 19, 2004, Robert H. Brooks, Chairman of Hooters of America, Inc., Hooters Air and Pace Airlines, Inc. joined the Company’s Board of Directors. In addition, Mr. Brooks made a $1,000,000 cash investment in the Company, and provided a waiver of the requirement of delivery of a letter of credit in the amount of $1,000,000 to Pace Airlines, Inc., a charter airline company that charters planes to the Company’s Travel Services division. In exchange, the Company issued 1,250,000 restricted shares of Common Stock and a warrant to purchase 1,250,000 restricted shares of Common Stock at an exercise price of $2.44 per share. The $1,000,000 investment was allocated $800,000 to the Common Stock and $200,000 to the warrants using the Black-Scholes option pricing model. On August 2, 2004, Mr. Brooks resigned from the Company’s Board of Directors, sighting time constraints.

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 8, 2005, K. Wesley M. Jones, Sr. resigned as a member of the Company’s Board of Directors, sighting time constraints. Mr. Jones has an ownership stake in a private investment group that has secured certain letters of credit issued by the Company in the amount of $2 million. During the six months ended December 31, 2004, the Company paid the private investment group $120,000. On December 14, 2004, the Company granted the aforementioned private investment group, for one time release of collateral and a term extension to the letters of credit, 215,000 three-year common stock warrants at an exercise price of $1.25. The common stock  warrants were valued at $125,000 using the Black-Scholes option pricing model and the expense is included in selling, general and administrative expense.

Mr. Jones and Mr. Michael D. Pruitt, RCG’s CEO, as with other accredited investors, each advanced the Company $250,000 of the total $1.1 million advanced (see Note 3).

Included in accounts payable and other accrued expenses is $100,000 received from P. Roger Byer, a Director, which was subsequently used to exercise common stock options.

NOTE 6. BUSINESS SEGMENT INFORMATION

Information related to business segments is as follows (in thousands).

Six months ended December 31, 2004:	Travel Services	Technology Solutions	Corporate	Total

Revenue	$41,138	$7,572	$-	$48,710
Gross margin	(66)	907	-	841
Loss from continuing operations before extraordinary items	(5,482)	(256)	(1,900)	(7,638)

Six months ended December 31, 2003:

Revenue	$16,922	$6,754	$-	$23,676
Gross margin	1,814	859	-	2,673
Income (loss) from continuing operations	305	(170)	(1,966)	(1,831)

Three months ended December 31, 2004:	Travel Services	Technology Solutions	Corporate	Total

Revenue	$16,838	$2,950	$-	$19,788
Gross margin	(807)	367	-	(440)
Loss from continuing operations before extraordinary items	(3,042)	(175)	(1,411)	(4,628)

Three months ended December 31, 2003:

Revenue	$16,922	$3,219	$-	$20,141
Gross margin	1,814	381	-	2,195
Income (loss) from continuing operations	305	(161)	(1,659)	(1,515)

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. SUBSEQUENT EVENTS

On January 25, 2005, RCG Companies Incorporated (the “Company”) closed a private placement with 5 accredited investors, including the Company’s Chief Executive Officer/President, and a Director (collectively the “Investors”). Pursuant to the terms of the Loan Agreement, the Company is to initially issue the following securities to the Investors in consideration for the Investors making payment to the Company in the total amount of $1,098,500: (i) Secured Promissory Notes in the total principal amount of $1,098,500, with interest accruing at the 7.0% per annum, payable in one lump sum of principal and interest on the date that is six (6) months after issuance (with an option to extend the term if the Company and the Investors mutually agree), secured by 100% of the issued and outstanding common stock of FS SunTours, d/b/a SunTrips; and (ii) Warrants to purchase 549,250 shares of common stock of the Company at an exercise price of $1.25 per share, exercisable until the date that is 3 years after the closing date.

On February 1, 2005, RCG Companies Incorporated ("RCG") closed a transaction through which its wholly owned subsidiary WTI Acquisition, Inc. (“Sub”) merged with and into Farequest Holdings, Inc. ("Farequest"). Pursuant to the terms of the Agreement and Plan of Merger dated November 30, 2004, as amended (the “Merger Agreement”) the Farequest Stockholders will receive (i) 4,779,196 shares of common stock of RCG, (ii) 1,527,389 shares of RCG’s Series B 6% Senior Participating Preferred Stock (“Series B Preferred Stock”), and (iii) a promissory note payable within one year of the effective time of the merger, at the option of RCG, in either (a) an amount in cash equal to lesser of (x) $6,037,872 or (y) 19% of the value of the total maximum consideration payable or (b) 3,018,936 shares of RCG common stock. The promissory note shall bear interest at 4% per annum and the interest shall be payable at maturity at RCG's option in either cash or shares of RCG common stock valued at the greater of $2.00 per share or the market value at the maturity date.

Solely as an anti-dilution mechanism, if and when holders of the RCG’s Series A 6% Convertible Preferred Stock (the “Series A Preferred Stock”) convert shares of Series A Preferred Stock into shares of RCG’s common stock, the Farequest stockholders shall be entitled to receive up to 185,821 additional shares of RCG Series B Preferred Stock (if the RCG Series B Preferred Stock has not yet been converted), or 1,858,212 additional shares of RCG common stock (if the RCG Series B Preferred Stock has been converted), pursuant to a formula designed to prevent the dilution of the Farequest stockholders’ equity interest in RCG.

The Series B Preferred Stock has a stated value of $8.18 per share and shall be automatically converted on a 1 for 10 basis into shares of RCG common stock at such time as (i) RCG stockholders have approved the issuance of greater than 19.9% of RCG’s issued and outstanding stock in the merger transaction, (ii) there is an effective registration statement covering the resale of the conversion shares, (iii) the conversion shares are listed on RCG’s primary trading market, (iv) all dividends owed have or will be paid at conversion, and (v) certain triggering events have not occurred. Dividends are payable on the Series B Preferred Stock at the rate of 6% per annum, provided, however, that in the event of conversion within 270 days of issuance no dividends shall be due or payable. Dividend payments may be made at the option of RCG, either in cash or in additional shares of Series B Preferred Stock. Upon the occurrence of certain fundamental transactions or change in control events, the holders of the Series B Preferred Stock shall have the right to require RCG to redeem the outstanding shares of Series B Preferred Stock.

At the effective time of the merger, the RCG board of directors was expanded to eight (8) members. William A. Goldstein, a director and executive officer of Farequest, was appointed the Chairman of the Board of Directors, and Ronald Attkisson, was appointed as a director of RCG. For a period of three years, RCG's board of directors will nominate and recommend for election by the stockholders Mr. Goldstein as Chairman of the Board, and, provided that Mr. Goldstein shall have continued to own at least 10% of the outstanding common stock of RCG, two additional directors named by Mr. Goldstein. Such nominees shall be independent directors and shall be reasonably acceptable to the then existing board of directors. Mr. Goldstein has agreed to vote his shares of RCG common stock (i) during such three year period for Michael Pruitt as a member of the RCG board of directors, provided that Mr. Pruitt holds at least 750,000 shares of RCG common stock at the time of the nomination, and (ii) for the remaining nominees nominated by the RCG board for a one- year term beginning with the effective time.

On February 8, 2005, RCG closed a private placement offering with eight accredited investors. Pursuant to the terms of the Securities Purchase Agreement, the Company sold and the purchasers purchased an aggregate of $7,968,700 of two-year senior secured convertible debentures (the “Debentures”). The Debentures are original issue discount notes, discounted to $6,294,392. If not converted earlier, the Debentures are due on February 8, 2007. The initial conversion price of the Debentures is $1.30 per share and the Debentures are not convertible into shares of the Company’s common stock until the shareholders of the Company have approved the transaction pursuant to the rules of the American Stock Exchange. The Company has a right to redeem the Debentures for cash any time after the issuance date at 130% of the principal amount of the Debentures. The purchasers are granted a senior security interest in the assets of the Company, subject to carve-outs for certain existing indebtedness.

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In addition, the Company issued a total of 10,177,140 Warrants, exercisable for the Company’s common stock. Fifty percent (50%) of the Warrants are exercisable at $1.55 per share and the remaining 50% of the Warrants are exercisable at $1.87 per share. The shares underlying the Warrants are not issuable for 180 days from the closing date of the offering. The Warrants have full ratchet anti-dilution provisions, but only after the shareholders approve the issuance in excess of 20% of the outstanding common stock of RCG to the purchasers of the Debentures.

The Company has covenanted to hold a shareholders meeting to approve the issuance in excess of 20% of its common stock no later than May 31, 2005. The Company also covenanted to file a registration statement underlying the common stock in both the Debentures and Warrants within 45 days of the closing date and to make its reasonable best efforts to have such registration declared effective at the earliest date. If the registration statement is not timely filed or declared effective within 120 days following the closing, additional cash payments equal to 1.5% per month shall be owed on the Debentures.

The Company paid a placement fee equal to 10% in cash of the aggregate number of dollars raised and issued Warrants in substantially the same form as issued to the purchasers in the amount of 50,000 Warrants for each $1 million aggregate principal amount of dollars raised.

The proceeds of the offering will be used for an initial deposit on the disclosed OneTravel, Inc. acquisition, marketing and general working capital.

The transaction was approved by the Company’s Board of Directors on February 7, 2005. The securities will be issued pursuant to an exemption from registration provided by Section 4(2) and Rule 506 of Regulation D of the Securities Act of 1933, as amended.

The securities offered have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

On February 8, 2005, K. Wesley M. Jones, Sr. resigned as a member of the Company’s Board of Directors. Mr. Jones served on the nominating and corporate governance committee and compensation committee. At the time of his resignation, Mr. Jones cited time constraints for his resignation.

On February 9, 2005, John J. Sicilian was appointed as a member of the Company’s Board of Directors. Mr. Sicilian will be appointed to serve on the nominating and corporate governance committee and compensation committee.

On February 10, 2005, RCG Companies Incorporated (the “Registrant”) entered into an Agreement and Plan of Merger with Terra Networks Asociadas, S.I., Amadeus Americas, Inc and Avanti Management, Inc. (collectively, the “Shareholders”) and OneTravel, Inc. (“OneTravel”), for the acquisition of the 100% of the outstanding capital stock of OneTravel.

The terms of the acquisition provide for a total purchase price of $25.5 million, plus or minus the amount of net working capital (current assets over current liabilities) of OneTravel as of the closing. $2.5 million of the total consideration was paid by the Registrant as a deposit upon signing. $10.5 million of the total consideration, plus or minus the working capital adjustment, will be paid in cash at closing, and the remaining $12.5 million will be paid at closing by the issuance of a six-month interest-free convertible promissory note. The note is convertible into common stock of the Registrant at the option of the note-holder. The Registrant is not obligated to issue shares of common stock upon conversion in excess of that number which is permitted under the rules or regulations of the American Stock Exchange or other principal market upon which the Registrant’s common stock is traded, subject to shareholder approval. The conversion price per share of common stock of the Registrant will equal the lesser of (a) $2.25, or (b) the price per share of common stock of the Registrant sold, or issuable upon conversion of the debt or preferred equity securities issued by the Registrant, if any, in connection with its financing of the cash payable at the closing of the acquisition, plus 25%. The Registrant has the right to extend the maturity of the convertible note by up to six months (or five months if the closing of the acquisition is extended by one 30-day period upon the payment by the Registrant of a $100,000 extension fee) upon payment of an extension fee to the note-holders of $125,000 per each one month extension. The closing of the acquisition is subject to the satisfaction of customary conditions, and is expected to occur within 30 to 60 days. Any securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the Unites States absent registration or an applicable exemption from the registration requirements.

Subsequent to December 31, 2004 the Board directed management to investigate the possible sale of its Technology Segment to provide the Company with additional liquidity and allow the Company to focus on its core business, the Travel Segment. Early indications of a quick sale are not favorable and could result in a loss in the range of $5.0 to $6.0 million.

RCG Companies Incorporated and Subsidiaries
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. COMMITMENTS AND CONTINGENCIES

Guarantee Obligation

The Company’s Travel Services segment has certain guarantees with airline providers that agrees to a minimum number of hours during each program and is required to pay any shortage to the provider. The segment does not anticipate a shortage and accordingly no amount has been accrued. However, the Company has been notified by a prior airline provider claiming $1.4 million for a program that was cancelled during the year. The Company believes such claim is completely without merit.

NOTE 9. NEW ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 123 and has not determined the effects on the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s business, results of operations and financial condition are subject to many risks. In addition, statements in this report relating to matters that are not historical facts are forward-looking statements based on management’s belief and assumptions based on currently available information. Such forward-looking statements include statements relating to estimates of future revenue and operating income, cash flow and liquidity. Words such as “anticipates”, “expects”, “intends”, “believes”, “may”, “will”, “future” or similar expressions are intended to identify certain forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it cannot give any assurances that these expectations will prove to be correct. Such statements involve a number of risks and uncertainties, including, but not limited to, those discussed herein or included in the Company’s Annual Report on Form 10-K, filed registration statements, and other documents filed by the Company with the SEC.

OVERVIEW

As of December 31, 2004, the Company operates within two segments, Travel Services and Technology Solutions. The Travel Services Segment provides specialized distribution of leisure travel products and services under the SunTrips brand. SunTrips, based in San Jose, California, sells air and hotel packages for Mexico, the Dominican Republic, Costa Rica, Hawaii and the Azores. The flights originate in Oakland, California and/or Denver, Colorado. The Company’s Technology Solutions Segment, Logisoft Corp., provides integrated products and services to assist customers in meeting their strategic technology initiatives. Products and services include distribution of third-party-published software titles for the educational market and corporate customers, full-service Internet development, Internet Web site hosting and co-location, and Internet business development services encompassing partner-site management and marketing.

On December 9, 2004, the Company sold the assets of FS Tours. Accordingly, the operations of FS Tours as well as Flightserv, Inc., which provided charter management operations for FS Tours, were reclassified to discontinued operations. Both the operations of FS Tours and Flightserv were included with the Travel Services Segment.

On February 1, 2005, the Company closed a transaction through which its wholly owned subsidiary WTI Acquisition, Inc. merged with and into Farequest Holdings, Inc. Pursuant to the terms of the Agreement and Plan of Merger dated November 30, 2004, as amended the Farequest Stockholders will receive (i) 4,779,196 shares of common stock of RCG, (ii) 1,527,389 shares of RCG’s Series B 6% Senior Participating Preferred Stock (“Series B Preferred Stock”), and (iii) a promissory note payable within one year of the effective time of the merger, at the option of RCG, in either (a) an amount in cash equal to lesser of (x) $6,037,872 or (y) 19% of the value of the total maximum consideration payable or (b) 3,018,936 shares of RCG common stock. The promissory note shall bear interest at 4% per annum and the interest shall be payable at maturity at RCG's option in either cash or shares of RCG common stock valued at the greater of $2.00 per share or the market value at the maturity date.

Management’s Discussion and Analysis should be read with the Condensed Consolidated Financial Statements.

Results of Operations

The following table summarizes the consolidated results of operations (in thousands).

	Six Months Ended Dec. 31, 2004		Six Months Ended Dec. 31, 2003
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Services	$41,341	84.9%	$17,152	72.4%
Product sales	7,369	15.1%	6,524	27.6%
Total revenue	48,710	100.0%	23,676	100.0%
Cost of revenue:
Services	41,349	84.9%	15,269	64.5%
Product sales	6,520	13.4%	5,734	24.2%
Total cost of revenue	47,869	98.3%	21,003	88.7%

Gross profit	841	1.7%	2,673	11.3%

Selling, general and administrative expenses	7,598	15.6%	3,438	14.5%
Goodwill impairment	-	0.0%	1,000	4.2%
Depreciation and amortization	221	0.4%	142	0.6%
Operating costs and expenses	7,819	16.0%	4,580	19.3%

Operating loss	(6,978)	(14.3%)	(1,907)	(8.0%)

Interest expense, net	(335)	(0.7%)	(143)	(0.6%)
Warrant expense	(73)	(0.1%)	-	0.0%
Other (loss) income	(252)	(0.6%)	219	0.9%

Loss from continuing operations before extraordinary items	$(7,638)	(15.7%)	$(1,831)	(7.7%)

	Three Months Ended Dec. 31, 2004		Three Months Ended Dec. 31, 2003
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Services	$16,936	85.6%	$17,029	84.5%
Product sales	2,852	14.4%	3,112	15.5%
Total revenue	19,788	100.0%	20,141	100.0%
Cost of revenue:
Services	17,724	89.5%	15,236	75.6%
Product sales	2,504	12.7%	2,710	13.5%
Total cost of revenue	20,228	102.2%	17,946	89.1%

Gross profit (loss)	(440)	(2.2%)	2,195	10.9%

Selling, general and administrative expenses	3,314	16.7%	2,521	12.5%
Goodwill impairment	-	0.0%	1,000	5.0%
Depreciation and amortization	113	0.6%	77	0.4%
Operating costs and expenses	3,427	17.3%	3,598	17.9%

Operating loss	(3,867)	(19.5%)	(1,403)	(7.0%)

Interest expense, net	(180)	(0.9%)	(112)	(0.5%)
Warrant expense	(329)	(1.7%)	-	0.0%
Other loss	(252)	(1.3%)	-	0.0%

Loss from continuing operations before extraordinary items	$(4,628)	(23.4%)	$(1,515)	(7.5%)

Information related to business segments is as follows (in thousands).

Six months ended December 31, 2004:	Travel Services(1)	Technology Solutions	Corporate	Total

Revenue	$41,138	$7,572	$-	$48,710
Gross margin	(66)	907	-	841
Loss from continuing operations before extraordinary items	(5,482)	(256)	(1,900)	(7,638)

Six months ended December 31, 2003:

Revenue	$16,922	$6,754	$-	$23,676
Gross margin	1,814	859	-	2,673
Income (loss) from continuing operations	305	(170)	(1,966)	(1,831)

Three months ended December 31, 2004:	Travel Services(1)	Technology Solutions	Corporate	Total

Revenue	$16,838	$2,950	$-	$19,788
Gross margin	(807)	367	-	(440)
Loss from continuing operations before extraordinary items	(3,042)	(175)	(1,411)	(4,628)

Three months ended December 31, 2003:

Revenue	$16,922	$3,219	$-	$20,141
Gross margin	1,814	381	-	2,195
Income (loss) from continuing operations	305	(161)	(1,659)	(1,515)
(1) SunTrips purchased October 31, 2003.

SIX-MONTH PERIOD ENDED DECEMBER 31, 2004 COMPARED TO SIX-MONTH PERIOD ENDED DECEMBER 31, 2003

Travel Services

The following table summarizes results of continuing operations of the Travel Services segment (in thousands).

	Six Months Ended:
	December 31, 2004		December 31, 2003
	Amount	% of Revenue	Amount	% of Revenue

Revenues	$41,047	100.0%	$16,922	100.0%
Cost of revenue	41,204	100.4%	15,069	89.0%
Gross (loss) profit	(157)	(0.4%)	1,853	11.0%

Selling, general and administrative expenses	4,896	11.9%	1,396	8.3%
Depreciation and amortization	140	0.4%	59	0.3%
Operating costs and expenses	5,036	12.3%	1,455	8.6%

Operating (loss) profit	$(5,193)	(12.7%)	$398	2.4%

For the six months ended December 31, 2004, the revenues of the Company’s Travel Services Segment were $41,047,000 compared to $16,922,000 in the same period a year before, which is an increase of $24,125,000. Since SunTrips was acquired on October 31, 2003, only two months of revenues were included for the period ended December 31, 2003 as compared to a full six months for the period end December 31, 2004. Revenues were less than expected because the segment is in an intensely competitive market with adverse market conditions due significantly to excess capacity of available passenger’s seats. Increased competition has created aggressive sales promotions with significantly discounted fares. The implementation of SunTrips’ new online reservation system in the first quarter of fiscal year 2005 severely hindered bookings. We estimate that $6,000,000 of revenues were missed as a direct result of implementation problems and delays.

For the six months ended December 31, 2004, the gross loss for the Company’s Travel Services segment was ($157,000) compared to a gross profit of $1,853,000 for the same period a year before. Gross margins declined as a direct result of the reduced revenues and not being able to absorb air cost. The majority of our air cost is fixed and is difficult to reduce when bookings decline. The price of jet fuel continues to increase. Competitive market conditions have prevented us from passing increases, in the form of surcharges, to our customers.

For the six months ended December 31, 2004, selling, general and administrative (“SGA”) expenses was $4,896,000, or 11.9% of sales, compared to $1,396,000, or 8.3%, for the same period a year before. Since SunTrips was acquired on October 31, 2003, only two months of expenses were included for the period ended December 31, 2003 as compared to a full six months for the period end December 31, 2004.

Technology Solutions

The following table summarizes results of continuing operations of the Technology Solutions segment (in thousands).

	Six Months Ended:
	December 31, 2004		December 31, 2003
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Services	$203	2.7%	$230	3.4%
Product sales	7,369	97.3%	6,524	96.6%
Total revenue	7,572	100.0%	6,754	100.0%
Cost of revenue:
Services	144	1.9%	161	2.4%
Product sales	6,521	86.1%	5,734	84.9%
Total cost of revenue	6,665	88.0%	5,895	87.3%

Gross profit	907	12.0%	859	12.7%

Selling, general and administrative expenses	1,053	13.9%	980	14.5%
Depreciation and amortization	76	1.0%	114	1.7%
Operating costs and expenses	1,129	14.9%	1,094	16.2%

Operating loss	$(222)	(2.9%)	$(235)	(3.5%)

For the six months ended December 31, 2004, the Company’s Technology Solutions Segment recorded revenues of $7,572,000, compared to $6,754,000 for the same period a year before. The increase in revenues is primarily attributable to incorporating six months of revenue from SchoolWorld (as opposed to two months last year), partially offset by a decrease in revenues from the Existing Business because of a decrease in school district spending.

For the six months ended December 31, 2004, gross profit for the Company’s Technology Solutions business was $907,000, compared to $859,000 in the same period a year before. The increase in gross profit is primarily attributable to incorporating six months of gross profits from SchoolWorld (as opposed to two months last year). The slight decrease in SGA percentage is due to an increase in business with major manufacturers (i.e. Adobe, Microsoft and Symantec), and less business from core curriculum products that historically present higher margins.

For the six months ended December 31, 2004, SGA expenses for the Company’s Technology Solutions segment was $1,053,000, compared to $980,000 in the same period a year before. The increase in SGA is primarily attributable to incorporating six months of SGA from SchoolWorld (as opposed to two months last year). The segment’s management has made significant staff reductions as well as other expense reductions in order to lower its overall SGA.

THREE-MONTH PERIOD ENDED DECEMBER 31, 2004 COMPARED TO THREE-MONTH PERIOD ENDED DECEMBER 31, 2003

Travel Services

The following table summarizes results of continuing operations of the Travel Services segment (in thousands).

	Three Months Ended:
	December 31, 2004		December 31, 2003
	Amount	% of Revenue	Amount	% of Revenue

Revenues	$16,694	100.0%	$16,922	100.0%
Cost of revenue	17,531	105.0%	15,069	89.0%
Gross (loss) profit	(837)	(5.0%)	1,853	11.0%

Selling, general and administrative expenses	1,966	11.8%	1,396	8.3%
Depreciation and amortization	70	0.4%	59	0.3%
Operating cost and expenses	2,036	12.2%	1,455	8.6%

Operating (loss) profit	$(2,873)	(17.2%)	$398	2.4%

For the three months ended December 31, 2004, the revenues of the Company’s Travel Services Segment were $16,694,000 compared to $16,922,000 in the same period a year before, which is a decrease of $228,000. Since SunTrips was acquired on October 31, 2003, only two months of revenues were included for the period ended December 31, 2003 as compared to a full three months for the period end December 31, 2004. The Travel Services business is in an intensely competitive market with adverse market conditions due significantly to excess capacity of available passenger’s seats. Increased competition has created aggressive sales promotions with significantly discounted fares.

For the three months ended December 31, 2004, the gross loss for the Company’s Travel Services Segment was ($837,000) compared to a gross profit of $1,853,000 for the same period a year before. Gross margins declined as a direct result of the reduced revenues and not being able to absorb air cost. The majority of our air cost is fixed and is difficult to reduce when bookings decline. The price of jet fuel continues to increase. Competitive market conditions have prevented us from passing increases, in the form of surcharges, to our customers.

For the three months ended December 31, 2004, selling, general and administrative (“SGA”) expenses were $1,966,000, or 11.8% of sales, compared to $1,396,000, or 8.3%, for the same period a year before. Since SunTrips was acquired on October 31, 2003, only two months of revenues were included for the period ended December 31, 2003 as compared to a full three months for the period end December 31, 2004.

Technology Solutions

The following table summarizes results of continuing operations of the Technology Solutions segment (in thousands).

	Three Months Ended:
	December 31, 2004		December 31, 2003
	Amount	% of Revenue	Amount	% of Revenue
Revenues:
Services	$97	3.3%	$106	3.3%
Product sales	2,853	96.7%	3,113	96.7%
Total revenue	2,950	100.0%	3,219	100.0%
Cost of revenue:
Services	64	2.2%	89	2.8%
Product sales	2,504	84.8%	2,709	84.1%
Total cost of revenue	2,568	87.0%	2,798	86.9%

Gross profit	382	13.0%	421	13.1%

Selling, general and administrative expenses	517	17.5%	516	16.0%
Depreciation and amortization	40	1.4%	53	1.7%
Operating cost and expenses	57	18.9%	569	17.7%

Operating loss	$(175)	(5.9%)	$(148)	(4.6%)

For the three months ended December 31, 2004, the Company’s Technology Solutions business recorded revenues of $2,950,000, compared to $3,219,000 for the same period a year before. The decrease in revenues is primarily attributable to a decrease in school district spending. Although the number of school district clients of the segment has remained relatively stable, the amount each district is spending has decreased significantly.

For the three months ended December 31, 2004, gross profit for the Company’s Technology Solutions business was $382,000, compared to $421,000 in the same period a year before. The decrease in gross profit is primarily attributable to the aforementioned decrease in revenues.

For the three months ended December 31, 2004, selling, general and administrative expenses for the Company’s Technology Solutions business was $517,000, compared to $516,000 in the same period a year before. Although SchoolWorld was owned for the entire three-month period versus only two months for the same period a year before, SGA was relatively unchanged because the segment’s management has made significant staff reductions as well as other expense reductions.

Depreciation and Amortization

In the six-month period ended December 31, 2004, the Company’s depreciation and amortization expense was $221,000, compared to $142,000 in the same period a year before.

Interest Expense, Net

In the six-month period ended December 31, 2004, the Company incurred $335&#-4052;,000 of net-interest expense related to its debt portfolio, compared to $143,000 in the same period a year before. The primary reason for the increase was the debt associated with the Travel Services acquisition.

Other Income

For the six-month period ended December 31, 2004, the Company reported other income $252,000, compared to other income of $219,000 in the same period a year before. The previous fiscal year a gain on sale of investments of $119,000 for stock issued for services was recorded. In fiscal year 2005, a loss on investment of $276,000 was incurred for the write-down of investments.

Corporate

For the six months ended December 31, 2004, Corporate incurred losses of $1,900,000, compared to losses of $1,996,000 in the same period a year before. Corporate incurred substantial increases in accounting and legal fees, investor and public relations costs, and a loss on a sale of investments. The increase in these expenses was partially offset by goodwill impairment of $1 million recorded last fiscal year.

SEASONALITY

The Company experiences significant seasonality in its Travel Services and Technology Solutions businesses. The seasonality in the Travel Services business is due to the higher level of charter travel to Caribbean and Mexican destinations during the vacation season, which coincides with the Company’s first and fourth fiscal quarters. The Company’s Technology Solutions business generally experiences higher revenue in the first and fourth fiscal quarters, with the largest amount recognized in the fourth quarter, due to the Company’s fiscal year end coinciding with the year-end of most schools and universities. These customers are tied to strict budgets and normally purchase more product at the start and the end of their fiscal year.

GUARANTEE OBLIGATION

The Company’s Travel Services segment has certain guarantees with an airline provider that agrees to a minimum number of hours during each program year and is required to pay any shortage to the provider. The segment does not anticipate a shortage, and accordingly, no amount has been accrued.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of December 31, 2004 had a working capital deficit of $15,029,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional funding is necessary. During the quarter ended December 31, 2004, the Company sold substantially all of the assets of FS Tours, Inc., raised approximately $1.1 million in short-term financing from accredited investors, and substantially restructured a portion of its long-term debt. Additionally, subsequent to December 31, 2004, the Company raised approximately $6.3 million by issuing Original Issue Discount Debentures. The Company is exploring additional sources of liquidity, through debt and equity financing alternatives and further restructuring of its long-term debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in extending a substantial portion of the debt repayments currently past due, or (iii) unable to raise additional funds through sales of debt and equity securities or sale of certain assets or portions of the business, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company’s business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company’s current shareholders would be diluted. These Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

On February 10, 2005, the Company entered into an Agreement and Plan of Merger with Terra Networks Asociadas, S.I., Amadeus Americas, Inc and Avanti Management, Inc. (collectively, the “Shareholders”) and OneTravel, Inc. (“OneTravel”), for the acquisition of the 100% of the outstanding capital stock of OneTravel.

The terms of the acquisition provide for a total purchase price of $25.5 million, plus or minus the amount of net working capital (current assets over current liabilities) of OneTravel as of the closing. $2.5 million of the total consideration was paid by the Company as a deposit at signing. $10.5 million of the total consideration, plus or minus the working capital adjustment, will be paid in cash at closing, and the remaining $12.5 million will be paid at closing by the issuance of a six-month, interest-free, convertible promissory note. The Company will need additional financing to complete the acquisition. Any securities offered will not be or have not been registered under the Securities Act and may not be offered or sold in the Unites States absent registration or an applicable exemption from the registration requirements.

Cash and cash equivalents were $1,163,000 and $932,000 at December 31, 2004 and June 30, 2004, respectively. At December 31, 2004, the Company had current assets of $11,653,000, as compared to $26,682,000 of total current liabilities at December 31, 2004, resulting in a working capital deficit of $15,029,000. At June 30, 2004, the Company had current assets of $25,574,000, as compared to $36,707,000 of total current liabilities at June 30, 2004, resulting in a working capital deficit of $11,133,000.

For the six months ended December 31, 2004, cash and cash equivalents increased by $231,000. Cash flow of $4,958,000 was provided from financing activities, primarily from the sale of Preferred Stock in the amount of $4,000,000 and from a short-tem loan from accredited investors in the amount of $1,200,000. This amount is offset by $4,357,000 used in operations and $370,000 used in investing activities.

Cash of $4,357,000 used in operations, primarily resulted from a loss from cash operating loss of $9,189,000 offset by a decrease of $4,832,000 in the change in net operating assets and liabilities.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table summarizes contractual obligations as of December 31, 2004 (in thousands).

	Total	Prior to 12/31/05	1/1/06- 12/31/07	1/1/08- 12/31/09	1/1/10 & thereafter

Purchase obligations	$78,397	$29,723	$42,225	$6,449	$-
Long-term notes payable	10,432	-	2,189	2,574	5,669
Operating and capital lease obligations	4,416	1,165	2,075	1,177	-

	$93,245	$30,888	$46,489	$10,200	$5,669

CRITICAL ACCOUNTING POLICIES

Determination of certain amounts in the Company’s financial statements requires the use of estimates. These estimates are based upon the Company’s historical experiences combined with management’s understanding of current facts and circumstances. Although the estimates are considered reasonable, actual results could differ from the estimates. Discussed below are the accounting policies considered by management to require the most judgment and to be critical in the preparation of the financial statements.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances. The allowance for doubtful accounts was $51,000 and $68,000 at December 31, 2004 and June 30, 2004, respectively.

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

INTANGIBLE ASSET RISK

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at December 31, 2004 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

COMMODITY PRICE RISK

We do not enter into contracts for the purchase or sale of commodities. As a result, we do not currently have any direct commodity price risk.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company has established and currently maintains controls and other procedures designed to ensure that material information required to be disclosed in its reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the Securities and Exchange Commission. In conjunction with the close of each fiscal quarter, the Company conducts an update and a review and evaluation of the effectiveness of the Company’s disclosure controls and procedures. It is the opinion of the Company’s principal executive officer and principal accounting officer, based upon an evaluation as of the end of the period, that the Company’s disclosure controls and procedures are sufficiently effective to ensure that any material information relating to the Company is recorded, processed, summarized and reported to its principal officers to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls over financial reporting procedures during the quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the normal course of business, the Company is subject to various lawsuits, which may or may not have merit. Management intends to vigorously pursue and/or defend such suits, as applicable, and believes that they will not result in any material loss to the Company.

ITEM 2. CHANGES IN SECURITIES

None, except for any reported on Form 8-K.

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

RCG Companies Incorporated

Date: February 22, 2005	By:	/s/ Michael D. Pruitt
Michael D. Pruitt
President and Chief Executive Officer (principal executive officer)

Date: February 22, 2005	By:	/s/ William W. Hodge
William W. Hodge
Chief Financial Officer (principal accounting officer)

