Form 10-Q/A
period 2004-12-31
RCG COMPANIES INC
filed 2005-05-23
CIK 722839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549-0001

FORM 10-Q/A

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

This amendment on Form 10-Q/A reflects the restatement of the consolidated financial statements of RCG Companies Incorporated as discussed in Item 2 Management's Discussion and Analysis and the Note 2 "RESTATEMENT" to the condensed consolidated financial statements.

Please note that, except as set forth in Item 1 and as otherwise indicated in this 10-Q/A, the information contained in this 10-Q/A has not been updated to reflect events or developments occurring after February 22, 2005, the date the Form 10-Q was originally filed with the SEC and, accordingly, such information continues to speak as of such earlier date. You are urged to read the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed by the Company since the original filing date of the Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	Dec. 31, 2004 (Unaudited)	June 30, 2004
ASSETS	(As Restated)
Cash and cash equivalents	$1,163	$932
Restricted cash	7,279	18,697
Accounts receivable, net of allowance of doubtful accounts of $51 and $68, respectively	1,353	2,930
Prepaid expenses and other assets	1,858	3,015
Total current assets	11,653	25,574

Property and equipment, net	853	717
Deferred costs and other assets	49	42
Net non-current assets of discontinued operations	376	7,561
Goodwill and other intangible assets	18,005	18,064
Total assets	$30,936	$51,958

LIABILITIES AND SHAREHOLDERS’ EQUITY
Notes payable and other obligations-current portion	$3,949	$1,942
Accounts payable and accrued expenses	11,959	12,037
Net current liabilities of discontinued operations	4,478	5,378
Unearned income	6,296	17,350
Total current liabilities	26,682	36,707

Warrant obligations	1,593	1,520
Notes payable and other obligations	4,847	7,541
Total liabilities	33,122	45,768
Commitments and Contingencies

Shareholders’ equity:
Convertible Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,268 and -0- issued, respectively	-	-
Common stock, $.04 par value, 200,000,000 shares authorized, 21,301,504 and 21,289,004 issued, 21,170,290 and 21,157,790 outstanding, respectively	896	849
Additional paid-in capital	126,593	121,386
Accumulated deficit	(129,101)	(115,137)
Accumulated other comprehensive loss	-	(276)
Treasury stock at cost (131,214 shares)	(632)	(632)
Total shareholders’ equity	(2,186)	6,190

Total liabilities and shareholders’ equity	$30,936	$51,958

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share data)

	Three months ended December 31,		Six months ended December 31,
	2004	2003	2004	2003
Revenue:	(As Restated)		(As Restated)
Services	$16,936	$17,029	$41,341	$17,152
Product sales	2,852	3,112	7,369	6,524
Total revenue	19,788	20,141	48,710	23,676
Cost of revenue:
Services	17,724	15,236	41,349	15,269
Product sales	2,504	2,710	6,520	5,734
Total cost of revenue	20,228	17,946	47,869	21,003

Gross (loss) profit	(440)	2,195	841	2,673

Selling, general and administrative expenses	3,314	2,521	7,598	3,438
Goodwill impairment	-	1,000	-	1,000
Depreciation and amortization	113	77	221	142
Operating costs and expenses	3,427	3,598	7,819	4,580

Operating loss	(3,867)	(1,403)	(6,978)	(1,907)

Interest expense, net	(180)	(112)	(335)	(143)
Warrant expense	(329)	-	(73)	-
Other income (expense)	(252)	-	(252)	219
Loss from continuing operations before extraordinary items	(4,628)	(1,515)	(7,638)	(1,831)
Gain on debt restructuring	2,257	-	2,257	-
Loss from continuing operations	(2,371)	(1,515)	(5,381)	(1,831)

Loss from discontinued operations, net	(3,672)	(6,522)	(8,393)	(7,096)
Gain on sale of assets of discontinued operations	1,000	-	1,000	-

Net loss	$(5,043)	$(8,037)	$(12,774)	$(8,927)

Preferred stock dividends	(1,190)	-	(1,190)	-
Net loss attributable to common stock shareholders	$(6,233)	$(8,037)	$(13,964)	$(8,927)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.11)	$(0.09)	$(0.25)	$(0.11)
Loss from discontinued operations	(0.12)	(0.37)	(0.35)	(0.45)
Net loss	$(0.23)	$(0.46)	$(0.60)	$(0.56)
Net loss attributable to common stock shareholder	$(0.28)	$(0.46)	$(0.65)	$(0.56)

Weighted average shares outstanding	21,672,611	17,551,406	21,419,404	15,922,102

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended December 31,
	2004	2003
Cash flows from operating activities:	(As Restated)
Net loss	$(12,774)	$(8,927)
Loss on discontinued operations, net	8,393	7,096
Gain on sale of assets of discontinued operations	(1,000)	-
Loss from continuing operations	(5,381)	(1,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on debt restructuring	(2,257)	-
Depreciation and amortization	221	142
Loss (gain) on sale of investments	252	(119)
Amortization of unfavorable airline contract	(1,811)	(549)
Stock purchase warrants issued for services	125	197
Change in fair value of warrant obligation	73	-
Goodwill impairment	-	1,000
Deferred debt cost amortization	567	92
Changes in operating assets and liabilities:
Restricted cash	11,418	6,547
Accounts receivable	1,554	918
Prepaid expenses and other assets	1,159	2,260
Accounts payable and accrued expenses	1,755	(497)
Unearned income	(11,054)	(12,451)
Net cash used in continuing operating activities	(3,379)	(4,291)
Net cash used in discontinued operations	(978)	(211)
Net cash used in operating activities	(4,357)	(4,502)
Cash flows from investing activities:
Purchase of property and equipment	(298)	(19)
Sale of investments	16	135
Cash paid in connection with business acquisitions, net	-	(363)
Net cash used in continuing investing activities	(282)	(247)
Net cash used in discontinued operations	(88)	(18)
Net cash used in investing activities	(370)	(265)
Cash flows from financing activities:
Notes payable proceeds	1,281	-
Principal debt repayments	(313)	(225)
Net change in line of credit	35	266
Issuance of RCG equity securities	3,997	4,957
Net cash provided by continuing financing activities	5,000	4,998
Net cash used in discontinued operations	(42)	(48)
Net cash provided by financing activities	4,958	4,950
Net increase in cash and cash equivalents	231	183
Cash and cash equivalents at beginning of period	932	460

Cash and cash equivalents at end of period	$1,163	$643

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

RCG Companies Incorporated and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited, in thousands)

	Six months ended December 31,
	2004	2003
Supplemental disclosure of cash flow information	(As Restated)
Cash paid during the period for:
Interest	$388	$81
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for acquired business	-	380
Note and Service Agreement Obligation issued for acquired business	-	9,068
Fixed assets acquired related to new businesses	-	644
Preferred dividends paid in common stock in lieu of cash	57	-
Preferred stock beneficial conversion feature	1,133	-
Common stock and warrants issued for conversion of debt	-	810
Common stock and warrants issued for conversion of accounts payable and accrued expenses	-	70
Conveyance of RCG’s LFSI Common Stock for services	-	119

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

NOTE 2. RESTATEMENT

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s accounting and disclosure treatment of its September 13, 2004 issuance of 4,300 shares of Series A Convertible Preferred Stock and a restatement of the Company's second quarter earnings per share. This Form 10-Q/A amends the Company’s previously filed Form 10-Q for the period ended December 31, 2004 to reflect a $1.1 million, non cash, deemed dividend from the embedded beneficial conversion feature relating to the Series A Convertible Preferred Stock. In accordance with EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has accounted for the embedded beneficial conversion as a deemed dividend to the preferred stockholders of $1.1 million and a credit to additional paid in capital. The deemed dividend is included in the net loss attributable to common stockholders and the per share amounts accordingly.

The effect on the Condensed Consolidated Balance Sheets

As a result of the restatement as at December 31, 2004, additional paid in capital increased from the previously reported $125.5 million to $126.6 million and the accumulated deficit increased from the previously reported $127.9 million to $129.1 million as a result of the deemed dividend to the preferred stockholders of $1.1 million.

The effect on the Condensed Consolidated Statements of Income

For the three months and six months ended December 31, 2004 net loss attributable to common stockholders increased by $1.1 million (or $0.05 per share).

NOTE 3. DISCONTINUED OPERATIONS

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

Mr. Jones and Mr. Michael D. Pruitt, RCG’s CEO, as with other accredited investors, each advanced the Company $250,000 of the total $1.1 million advanced (see Note 4).

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

NOTE 10. NEW ACCOUNTING PRONOUNCEMENTS

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

Restatement

This Form 10-Q/A and the restated condensed consolidated financial statements included herein reflect a correction of the Company’s accounting and disclosure treatment of its September 13, 2004 issuance of 4,300 shares of Series A Convertible Preferred Stock and a restatement of the Company's second quarter earnings per share. This Form 10-Q/A amends the Company’s previously filed Form 10-Q for the period ended December 31, 2004 to reflect a $1.1 million, non cash, deemed dividend from the embedded beneficial conversion feature relating to the Series A Convertible Preferred Stock. In accordance with EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments and EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company has accounted for the embedded beneficial conversion as a deemed dividend to the preferred stockholders of $1.1 million and a credit to additional paid in capital. The deemed dividend is included in the net loss attributable to common stockholders and the per share amounts accordingly.

Except as otherwise expressly noted herein, this Form 10-Q/A does not reflect events occurring after the February 22, 2005 filing of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 in any way, except those required to reflect the effects of this restatement of our financial statements for the periods presented or as deemed necessary in connection with the completion of restated financial statements.

While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.

The effect on the Condensed Consolidated Balance Sheets

As a result of the restatement as at December 31, 2004, additional paid in capital increased from the previously reported $125.5 million to $126.6 million and the accumulated deficit increased from the previously reported $127.9 million to $129.1 million as a result of the deemed dividend to the preferred stockholders of $1.1 million.

The effect on the Condensed Consolidated Statements of Income

For the three months and six months ended December 31, 2004 net loss attributable to common stockholders increased by $1.1 million (or $0.05 per share).

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

Interest Expense, Net

In the six-month period ended December 31, 2004, the Company incurred $335,000 of net-interest expense related to its debt portfolio, compared to $143,000 in the same period a year before. The primary reason for the increase was the debt associated with the Travel Services acquisition.

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

RCG Companies Incorporated

Date: May 23, 2005	By:	/s/ William A. Goldstein
William A. Goldstein
Chief Executive Officer (principal executive officer)

Date: May 23, 2005	By:	/s/ Philip A. Ferri
Philip A. Ferri
Chief Financial Officer (principal accounting officer)