Form 10-Q
period 2005-03-31
RCG COMPANIES INC
filed 2005-05-23
CIK 722839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549-0001

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter Ended: March 31, 2005.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

             From the Transition Period from _________ to _________.

                         Commission File Number: 1-8662

                           RCG COMPANIES INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                        23-2265039
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  6836 MORRISON BOULEVARD, SUITE 200, CHARLOTTE, NC 28211-2668, (704) 366-5054
--------------------------------------------------------------------------------
     (Address of registrant's principal executive offices including zip code and telephone number, including area code)

Check whether the Registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO [ ]

Check whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO |X|

The number of shares outstanding of the Registrant's common stock ("Common Stock") as of April 28, 2005: 29,219,112

--------------------------------------------------------------------------------
                                TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION.................................................2

 Item 1. Condensed Consolidated Financial Statements..........................2

   Condensed Consolidated Balance Sheets at March 31, 2005 (unaudited)
   and June 30, 2004..........................................................3

   Condensed Consolidated Statements of Operations for the Three
   and Nine Months Ended March 31, 2005 and 2004 (unaudited)..................4

   Condensed Consolidated Statements of Cash Flows for the Nine Months
   Ended March 31, 2005 and 2004 (unaudited)..................................5

   Notes to the Condensed Consolidated Statements (unaudited).................6

 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................19

 Item 3. Quantitative and Qualitative Disclosures About Market Risk..........27

 Item 4. Controls and Procedures.............................................27

PART II. OTHER INFORMATION...................................................29

 Item 1. Legal Proceedings...................................................29

 Item 2. Changes in Securities...............................................29

 Item 3. Defaults Upon Senior Securities.....................................29

 Item 4. Submission of Matters to a Vote of Security Holders.................29

 Item 5. Other Information...................................................29

 Item 6. Exhibits............................................................29

Signatures...................................................................30

--------------------------------------------------------------------------------
                          PART I. FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   RCG Companies Incorporated and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      March 31,
                                                                                        2005            June 30,
                                                                                     (Unaudited)          2004
                                                                                     -----------      -----------
                                     ASSETS
Cash and cash equivalents .........................................................  $       212      $       777
Restricted cash ...................................................................       13,780           18,697
Accounts receivable, net of allowance of doubtful accounts of $45 and $44,
   respectively ...................................................................        1,078              309
Prepaid expenses and other assets .................................................        2,917            2,937
                                                                                     -----------      -----------
          Total current assets ....................................................       17,987           22,720

Property and equipment, net .......................................................        1,430              354
Deferred costs and other assets ...................................................        2,700                6
Net non-current assets of discontinued operations .................................        2,739           15,839
Goodwill and other intangible assets ..............................................       42,878           10,147
                                                                                     -----------      -----------
      Total assets ................................................................  $    67,734      $    49,066
                                                                                     ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable and other obligations-current portion ...............................  $     9,931      $     1,509
Accounts payable and accrued expenses .............................................       14,405            9,132
Net current liabilities of discontinued operations ................................        4,757            5,865
Unearned income ...................................................................       13,496           17,346
                                                                                     -----------      -----------
      Total current liabilities ...................................................       42,589           33,852

Warrant obligations ...............................................................        1,593            1,520
Notes payable and other obligations ...............................................        5,644            7,504
                                                                                     -----------      -----------
      Total liabilities ...........................................................       49,826           42,876
                                                                                     -----------      -----------
Commitments and Contingencies

Shareholders' equity:
 Convertible Preferred stock, $.01 par value, 10,000,000 shares authorized
    Convertible Series A Preferred stock, 1,570 and -0- issued, respectively ......           --               --
    Convertible Series B Preferred stock, 1,527,389 and -0- issued, respectively ..           15               --
   Common stock, $.04 par value, 200,000,000 shares authorized, 29,350,326 and
      21,289,004 issued, 29,219,112 and 21,157,790 outstanding, respectively ......        1,172              849
   Additional paid-in capital .....................................................      157,630          121,386
   Accumulated deficit ............................................................     (140,277)        (115,137)
   Accumulated other comprehensive loss ...........................................           --             (276)
   Treasury stock at cost (131,214 shares) ........................................         (632)            (632)
                                                                                     -----------      -----------
      Total shareholders' equity ..................................................       17,908            6,190
                                                                                     -----------      -----------

      Total liabilities and shareholders' equity ..................................  $    67,734      $    49,066
                                                                                     ===========      ===========

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                   RCG Companies Incorporated and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Unaudited, in thousands, except share data)

                                                       Three months ended                 Nine months ended
                                                             March 31,                         March 31,
                                                      2005             2004              2005              2004
                                                 ------------      ------------      ------------      ------------
Revenue ........................................ $     16,448      $     19,769      $     57,677      $     36,691
Cost of Revenue ................................       16,687            19,437            57,983            34,507
                                                 ------------      ------------      ------------      ------------
      Gross (loss) profit ......................         (239)              332              (306)            2,184
                                                 ------------      ------------      ------------      ------------
Selling, general and administrative expenses ...        3,447             3,446             9,992             5,913
Goodwill impairment ............................           --                --                --             1,000
Depreciation and amortization ..................          351                92               495               159
                                                 ------------      ------------      ------------      ------------
      Operating costs and expenses .............        3,798             3,538            10,487             7,072
                                                 ------------      ------------      ------------      ------------

      Operating loss ...........................       (4,037)           (3,206)          (10,793)           (4,888)

Interest expense, net ..........................         (700)             (120)             (993)             (220)
Warrant expense ................................           --                --               (73)               --
Other income (expense) .........................         (259)               --              (519)              119
                                                 ------------      ------------      ------------      ------------
Loss from continuing operations before .........       (4,996)           (3,326)          (12,378)           (4,989)
extraordinary items
Gain on debt restructuring .....................           --                --             2,257                --
                                                 ------------      ------------      ------------      ------------
Loss from continuing operations ................       (4,996)           (3,326)          (10,121)           (4,989)

Loss from discontinued operations, net .........       (6,141)           (4,845)          (14,790)          (12,109)
Gain on sale of assets of discontinued
  operations ...................................           --                --             1,000                --
                                                 ------------      ------------      ------------      ------------

Net loss .......................................      (11,137)           (8,171)          (23,911)          (17,098)
Preferred stock dividends ......................          (39)               --            (1,229)               --
                                                 ------------      ------------      ------------      ------------
Net loss attributable to common stock
shareholders ................................... $    (11,176)     $     (8,171)     $    (25,140)     $    (17,098)
                                                 ============      ============      ============      ============

Basic and diluted net loss per share:
   Loss from continuing operations ............. $      (0.18)     $      (0.18)     $      (0.43)     $      (0.29)
   Loss from discontinued operations ...........        (0.23)            (0.25)            (0.60)            (0.72)
                                                 ------------      ------------      ------------      ------------
      Net loss ................................. $      (0.41)     $      (0.43)     $      (1.03)     $      (1.01)
                                                 ============      ============      ============      ============

      Net loss attributable to common stock
        shareholders ........................... $      (0.41)     $      (0.43)     $      (1.08)     $      (1.01)
                                                 ============      ============      ============      ============

Weighted average shares outstanding ............   27,222,447        18,993,724        23,325,513        16,938,530
                                                 ============      ============      ============      ============

              The accompanying notes are an integral part of these
                  Condensed Consolidated Financial Statements.

                   RCG Companies Incorporated and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited, in thousands)

                                                                                    Nine months ended March 31,
                                                                                        2005             2004
                                                                                   ------------      ------------
Cash flows from operating activities:
   Net loss ...................................................................... $    (23,911)     $    (17,098)
   Loss on discontinued operations, net ..........................................       14,790            12,109
   Gain on sale of assets of discontinued operations .............................       (1,000)               --
                                                                                   ------------      ------------
      Loss from continuing operations ............................................      (10,121)           (4,989)
   Adjustments to reconcile net loss to net cash used in operating activities:
   Gain on debt restructuring ....................................................       (2,257)               --
      Depreciation and amortization ..............................................          495               159
      Loss (gain) on sale of investments .........................................          519              (119)
      Amortization of unfavorable airline contract ...............................       (1,834)           (1,132)
      Stock purchase warrants issued for services ................................          146               773
      Change in fair value of warrant obligation .................................           73                --
      Goodwill impairment ........................................................           --             1,000
      Deferred debt cost amortization                                                       660               190
      Changes in operating assets and liabilities:
        Restricted cash ..........................................................        4,917             5,347
        Accounts receivable ......................................................         (573)             (146)
        Prepaid expenses and other assets ........................................       (2,353)             (544)
        Accounts payable and accrued expenses ....................................        4,529             1,491
        Unearned income ..........................................................       (3,851)            3,990
                                                                                   ------------      ------------
           Net cash provided by (used in) continuing operating activities ........       (9,650)            6,020
           Net cash used in discontinued operations ..............................       (1,883)          (10,062)
                                                                                   ------------      ------------
              Net cash used in operating activities ..............................      (11,533)           (4,042)
Cash flows from investing activities:
   Purchase of property and equipment ............................................         (324)              (94)
   Sale of investments ...........................................................           16                --
   Cash acquired (paid) in connection with business acquisitions, net ............           86              (363)
                                                                                   ------------      ------------
      Net cash used in continuing investing activities ...........................         (222)             (457)
      Net cash used in discontinued operations ...................................         (157)              (35)
                                                                                   ------------      ------------
        Net cash used in investing activities ....................................         (379)             (492)
Cash flows from financing activities:
   Notes payable proceeds ........................................................        7,599                --
   Principal debt repayments .....................................................         (706)             (325)
   Issuance of RCG equity securities .............................................        4,212             5,023
                                                                                   ------------      ------------
      Net cash provided by continuing financing activities .......................       11,105             4,698
      Net cash provided by discontinued operations ...............................          242               342
                                                                                   ------------      ------------
        Net cash provided by financing activities ................................       11,347             5,040
                                                                                   ------------      ------------
   Net change in cash and cash equivalents .......................................         (565)              506
   Cash and cash equivalents at beginning of period ..............................          777                90
                                                                                   ------------      ------------

Cash and cash equivalents at end of period ....................................... $        212      $        596
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

                   RCG Companies Incorporated and Subsidiaries
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                            (Unaudited, in thousands)

                                                                                             Nine months ended
                                                                                                 March 31,
                                                                                             2005          2004
                                                                                          ---------     ---------
Supplemental disclosure of cash flow information
   Cash paid during the period for:
      Interest .......................................................................... $     510     $      38
      Income taxes ......................................................................        --            --

   Non-cash investing and financing activities:
      Equity securities issued for acquired businesses ..................................    24,064           380
      Notes and Service Agreement Obligation issued for acquired businesses .............     6,038         9,068
      Preferred dividends paid in common stock in lieu of cash ..........................        96            --
      Preferred stock beneficial conversion feature......................................     1,133            --
      Common stock and warrants issued for conversion of debt ...........................        --           810
      Common stock and warrants issued for conversion of accounts payable and accrued
        expenses ........................................................................        --            70
      Conveyance of RCG's LFSI Common Stock for services ................................        --           119

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

In the opinion of the management of the Company, the unaudited Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the results of operations for the interim periods presented, with no material retroactive adjustments. The results of operations for interim periods are not indicative of the results that may be expected for a full year due to the seasonality of the business. These interim unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto for the year ended June 30, 2004 included in the Company's Annual Report on Form 10-K/A.

Certain reclassifications have been made to data from the previous period to conform to the presentation of the current period.

Operations and Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of March 31, 2005 had a working capital deficit of
$24,602,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional funding is necessary. During the quarter ended March 31, 2005, the Company raised approximately $6,300,000 by issuing Original Issue Discount Debentures. Additionally, subsequent to March 31, 2005, the Company raised approximately $31,000,000 by issuing Convertible Preferred Series C shares. The proceeds were used to acquire OneTravel, Inc. (see Note 8) and for additional working capital. The Company is exploring additional sources of liquidity, through debt and equity financing alternatives and further restructuring of its long-term debt. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in negotiating balances owed to trade creditors, or (iii) unable to raise additional funds through sales of debt and equity securities or sale of certain assets or portions of the business, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Revenue Recognition

Effective February 2, 2005, RCG concluded the acquisition of 100% of the common stock of Farequest Holdings, Inc. ("Farequest" or "1-800-CHEAPSEATS"). Farequest is a travel agency and consolidator selling and distributing travel products including airline tickets, lodging, car rentals, cruises and vacation packages to consumers, corporations and travel agencies through on-line sales on the Internet and telephone sales through call center agents (see Note 2 for further discussion of the acquisition).

Farequest derives revenues from multiple sources including:

o Sales of nonpublished airline fares: Farequest has agreements with certain airlines to purchase travel inventory generally at a discount to published rates available to consumers and other travel agencies. Farequest is generally the merchant of record and determines the price to the customer.

o Supplier transaction fees: Farequest receives commissions on the sale of travel at published rates from suppliers of travel, which include airlines, hotels, cruise lines, car rental firms and other wholesalers of travel services.

o Consumer service fees: Consumers pay a service fee per ticket on air transactions and other additional fees in certain cases.

o Reservation system booking incentives: Farequest receives booking incentives under contracts with certain Global Distribution Systems
      (GDSs). GDSs are networks that facilitate the making of reservations with airlines, hotels, cruise lines and car rental companies. GDSs pay
      Farequest an incentive for each reservation above a minimum threshold level that is made using their network, depending on certain factors primarily related to the volume of transactions.

Revenues for Farequest are recognized when all of the following have occurred: persuasive evidence of an agreement with the customer exists, services have been performed, the fees for services performed are fixed or determinable and collectibility of the fees is reasonably assured. Generally, these criteria have been met as follows:

o For direct sale of airline travel and consumer service fees, when reservations are made and secured by a credit card or other form of payment;

o For supplier transaction fees, when the commissions are received from the supplier; and/or

o For reservation system booking incentives, when the reservations are made on the GDS network.

Farequest presents revenue derived from the sale of nonpublished airline fares at the net amount collected - meaning the amount charged to the customer less the amount paid to the supplier - in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Similarly, commissions and transaction fees derived from the sale of published airline fares are also recorded at the net amount realized. Revenue is recognized at the time of ticketing, net of an allowance for cancellations and refunds. However, due to the restrictive nature of most airline ticket sales, such cancellations or refunds are generally immaterial. Commissions from the sale of published fares other than airline travel are recognized upon collection from the supplier.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Warrant Obligation

In accordance with Emerging Issues Task Force Issue 00-19, or EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of warrants issued in certain private placements has been initially accounted for as a liability because the Company will incur a substantial penalty if it cannot comply with the warrant holders' registration rights or have other net-cash settlement features. As of the closing date of the private placements, the fair value of the warrants was approximately $1,520,000, calculated utilizing the Black-Scholes option-pricing model. Changes in the market value of the Company's common stock from the closing date until the warrants are exercised or expire will result in non-cash charges or credits to operations to reflect the change in fair value of the warrants during this period. To reflect the change in market value of the warrants, the Company recorded an expense to operations of approximately $73,000 during the nine-month period ended March 31, 2005.

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

                                                    For the three months        For the nine months
                                                       ended March 31,             ended March 31,
                                                     2005          2004          2005          2004
                                                   --------      --------      --------      --------
Net loss attributable to common stock
   shareholders, as reported                       $(11,176)     $ (8,171)     $(25,140)     $(17,098)
Deduct: Total stock-based compensation expense
   determined under SFAS 123 for all awards             (65)          (45)         (122)         (136)
                                                   --------      --------      --------      --------
Pro forma net loss                                 $(11,241)     $ (8,216)     $(25,262)     $(17,234)
                                                   ========      ========      ========      ========

Earnings per share:
Basic and diluted loss per share, as reported      $  (0.41)     $  (0.43)     $  (1.03)     $  (1.01)
                                                   ========      ========      ========      ========

Basic and diluted loss per share, pro forma        $  (0.41)     $  (0.43)     $  (1.08)     $  (1.02)
                                                   ========      ========      ========      ========

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company's other significant accounting policies are the same as those applied at June 30, 2004 and disclosed in the Company's audited Consolidated Financial Statements and notes thereto for the year ended June 30, 2004, included in the Company's Annual Report on Form 10-K/A.

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal" as defined in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company is in the process of reviewing SFAS 151 and has not determined the effects on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. Statement 123(R) is effective for companies at the beginning of the first interim or annual period beginning after December 15, 2005. The Company is in the process of reviewing SFAS 123 and has not determined the effects on the consolidated financial statements.

NOTE 2. ACQUISITIONS

Effective February 2, 2005, RCG concluded the acquisition of 100% of the common stock of Farequest Holdings, Inc. ("Farequest"). Farequest is a travel agency and consolidator that sells and distributes travel products including airline tickets, lodging, car rentals, cruises and vacation packages to consumers, corporations and travel agencies through on-line sales on the Internet and telephone sales through call center agents.

Farequest maintains its operations and accounting offices in Atlanta, Georgia, and its call center operations are located in Las Vegas, Nevada, with an additional corporate travel service office in Los Angeles, California. Farequest markets its call center travel services under the trade name of 1-800-CHEAPSEATS and its on-line travel website to distribute travel products and services to consumers under the brand name of 1800cheapseats.com.

In connection with the acquisition, the Farequest Stockholders received: (i) 4,779,196 shares of common stock of RCG; (ii) 1,527,389 shares of RCG Series B 6% Senior Participating Preferred Stock ("Series B Preferred Stock"); and (iii) a promissory note payable within one year of the effective time of the merger, at the option of RCG, in either (a) an amount in cash equal to lesser of (x) $6,037,872 or (y) 19% of the value of the total maximum consideration payable or
(b) 3,018,936 shares of RCG common stock. The promissory note bears interest at 4% per annum and the interest is payable at maturity at RCG's option in either cash or shares of RCG common stock valued at the greater of $2.00 per share or the market value at the maturity date.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

As an anti-dilution mechanism, if and when holders of the RCG's Series A 6% Convertible Preferred Stock (the "Series A Preferred Stock") convert shares of Series A Preferred Stock into shares of RCG common stock, the Farequest stockholders shall be entitled to receive up to 185,821 additional shares of RCG Series B Preferred Stock (if the RCG Series B Preferred Stock has not yet been converted), or 1,858,212 additional shares of RCG common stock (if the RCG Series B Preferred Stock has been converted), pursuant to a formula designed to prevent the dilution of the Farequest stockholders' equity interest in RCG.

The Series B Preferred Stock has a stated value of $8.18 per share and shall be automatically converted on a 1-for-10 basis into shares of RCG common stock at such time as (i) RCG stockholders have approved the issuance of greater than 19.9% of RCG's issued and outstanding stock in the merger transaction, (ii) there is an effective registration statement covering the resale of the conversion shares, (iii) the conversion shares are listed on RCG's primary trading market, (iv) all dividends owed have or will be paid at conversion, and
(v) certain triggering events have not occurred. Dividends are payable on the Series B Preferred Stock at the rate of 6% per annum, provided, however, that in the event of conversion within 270 days of issuance no dividends shall be due or payable. Dividend payments may be made at the option of RCG, either in cash or in additional shares of Series B Preferred Stock. Upon the occurrence of certain fundamental transactions or change in control events, the holders of the Series B Preferred Stock shall have the right to require RCG to redeem the outstanding shares of Series B Preferred Stock. At the effective time of the merger, the RCG board of directors was expanded to eight (8) members. William A. Goldstein, a director and executive officer of Farequest, was appointed the Chairman of the Board of Directors, and Ronald L. Attkisson, was appointed as a director of RCG. For a period of three years, RCG's board of directors will nominate and recommend for election by the stockholders Mr. Goldstein as Chairman of the Board, and, provided that Mr. Goldstein shall have continued to own at least 10% of the outstanding common stock of RCG, two additional directors named by Mr. Goldstein. Such nominees shall be independent directors and shall be reasonably acceptable to the then existing board of directors. Mr. Goldstein has agreed to vote his shares of RCG common stock (i) during such three year period for Michael Pruitt as a member of the RCG board of directors, provided that Mr. Pruitt holds at least 750,000 shares of RCG common stock at the time of the nomination, and (ii) for the remaining nominees nominated by the RCG board for a one-year term beginning with the effective time.

The value assigned to the consideration paid to the Farequest shareholders was approximately $30,102,000 based on the average closing stock price of RCG over the period from the date the acquisition was announced on November 30, 2004 to the closing date of February 1, 2005. The primary objective of acquiring Farequest was to gain access to its supplier relationships principally in the form of airline contracts as well as to incorporate its call center operations with those of RCG in order to realize cost efficiencies and increase sales capacity.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The acquisition was accounted for under the purchase method of accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No.141 "Business Combinations". The purchase price was allocated to the net assets acquired, including the liabilities assumed as of February 1, 2005, based upon their estimated fair values as of that date with the remainder being recorded as goodwill. The consideration was allocated as follows (in thousands):

      Current assets ........................  $    346
      Property and equipment ................       984
      Goodwill and other intangible assets ..    33,045
                                               --------
           Total assets acquired ............    34,375
      Current liabilities ...................    (3,214)
      Long-term liabilities .................    (1,059)
                                               --------
           Net assets acquired ..............  $ 30,102
                                               ========

Operations of the acquired business is included in the condensed consolidated financial statements from the date of acquisition. The following sets forth unaudited pro forma consolidated financial information as if the acquisition had taken place at the beginning of the periods presented (in thousands, except per share data):

                                       Three Months Ended          Nine Months Ended
                                            March 31,                  March 31,
                                       2005          2004          2005          2004
                                     --------      --------      --------      --------
Revenues ..........................  $ 16,747      $ 20,581      $ 60,370      $ 38,535

Net loss ..........................  $(11,521)     $ (9,146)     $(27,756)     $(19,814)

Basic and diluted loss per share
 from operaions....................  $  (0.40)     $  (0.45)     $  (1.03)     $  (0.93)

NOTE 3. DISCONTINUED OPERATIONS

On December 9, 2004, RCG entered into an agreement to sell the assets of FS Tours, Inc. d/b/a Vacation Express, ("FS Tours") to Vacation Acquisition, LLC ("Purchaser"). Under the terms and conditions of the Asset Purchase Agreement, FS Tours sold to Purchaser assets of FS Tours and the Purchaser agreed to assume $8,000,000 in trade payables, consisting principally of hotel payables, and certain liabilities and obligations arising under contracts and other agreed matters. FS Tours had contracted with an affiliate of the Purchaser to purchase hotel rooms, such payable was part of the assumed liabilities. Under the terms of the Agreement RCG has agreed to guaranty the payment and performance of the remaining obligations of FS Tours. Accordingly, the operations of FS Tours as well as Flightserv, Inc., which provided charter management operations for FS Tours, were reclassified to discontinued operations.

During the third quarter of fiscal year 2005, the Board directed management to investigate the possible sale of its Technology Segment to provide the Company with additional liquidity and allow the Company to focus on its core business, the Travel Segment. Based on Management's evaluation of the fair value of its Technology Segment, which included external market data, the Company recorded a charge of approximately $5,800,000, which is included in Loss from Discontinued Operations, net on the Condensed Consolidated Statement of Operations. On April 27, 2005, RCG, pursuant to the terms of an Asset Purchase Agreement dated April 26, 2005 (the "APA"), closed a transaction through which its wholly owned subsidiary Logisoft Corp. ("Logisoft") and Logisoft's wholly owned subsidiary eStorefronts.net Corp.("eStorefronts" and together with Logisoft the "Sellers") sold substantially all of the assets of Sellers to RMK Holdings, LLC ("Buyer"), in consideration for which Buyer paid Sellers $699,000 and assumed $2,083,000 of Sellers' liabilities. The purchase price paid is subject to a post closing adjustment, as set forth in the APA, once the closing date financial statements have been finalized. Accordingly, the operations of the Technology Segment were reclassified to discontinued operations.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

During the third quarter of fiscal year 2004, the Board authorized the disposition of the Company's investment in Lifestyle Innovations, Inc. ("LFSI"). Accordingly, the operations of LFSI were reclassified to discontinued operations for all periods presented. During the fourth quarter of 2004, the Company contributed approximately 4,000,000 shares to the treasury of LFSI, of which a substantial portion of the contributed shares were reissued to certain LFSI investors to settle certain contingent claims. LFSI also issued other shares, which resulted in RCG's interest in LFSI being reduced to an effective 45.5% beneficial ownership. Considering the substantial reduction in ownership and the lack of control over LFSI, the investment in LFSI is now recorded using the equity method and is no longer a consolidated subsidiary.

The loss from discontinued operations is summarized as follows (in thousands).

                                           For the three months ended   For the nine months ended
                                                     March 31,                   March 31,
                                                2005          2004          2005          2004
                                            -----------   -----------   -----------   -----------
Gross revenues ...........................  $     3,116   $    32,475   $    50,712   $    73,546
Cost of revenues and operating expenses ..        9,257        37,320        65,502        85,655
                                            -----------   -----------   -----------   -----------
Net loss .................................       (6,141)       (4,845)      (14,790)      (12,109)
Gain on sale of assets ...................           --            --         1,000            --
                                            -----------   -----------   -----------   -----------
Loss from discontinued operations ........  $    (6,141)  $    (4,845)  $   (13,790)  $   (12,109)
                                            ===========   ===========   ===========   ===========

Net non-current assets of discontinued operations consisted of the following (in thousands):

                                                              Mar. 31,          June 30,
                                                                2005             2004
                                                            -----------      -----------
Goodwill .................................................. $     2,146      $    14,306
Property and equipment ....................................         376            1,173
Deferred costs and other assets ...........................         289              512
                                                            -----------      -----------
   Non-currents assets ....................................       2,811           15,991
Long-term debt and capital leases, less current portion ...         (72)            (152)
                                                            -----------      -----------
   Net non-currents assets ................................ $     2,739      $    15,839
                                                            ===========      ===========

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Net current liabilities of discontinued operations consisted of the following (in thousands):

                                                       Mar. 31,        June 30,
                                                         2005           2004
                                                       --------        --------
Cash ................................................. $     65        $  5,819
Restricted cash ......................................      769          21,691
Accounts receivable, net .............................    1,874           4,222
Prepaid expenses and other current assets ............       23           3,344
                                                       --------        --------
   Current assets ....................................    2,731          35,076
Accounts payable and accrued expenses ................   (6,220)        (19,335)
Notes payable ........................................     (768)           (433)
Unearned income ......................................     (500)        (21,173)
                                                       --------        --------
   Current liabilities ...............................   (7,488)        (40,941)
                                                       --------        --------
   Net current liabilities ........................... $ (4,757)       $ (5,865)
                                                       ========        ========

NOTE 4. NOTES PAYABLE AND OTHER OBLIGATIONS

Notes payable and other obligations consisted of the following (in thousands).

                                                                                           Mar. 31,       June 30,
                                                                                             2005          2004
                                                                                           --------      --------
Note payable - in the amount of $1,000, less unamortized discount of $417, imputed at
   12%, secured by certain investment holdings (1) ......................................  $    583      $  5,724
Service agreement obligation - in the amount of $7,788 less unamortized discount of
   $1,940 imputed at 12% and unsecured (1) ..............................................     5,848         3,129
Note payable - in the amount of $1,300 with interest at 9%, secured by certain assets ...     1,300            --
Notes payable - in the amount of $999, less debt discount of $130 with interest at 7%
   (2) ..................................................................................       869            --
Note payable - due February 1, 2006 at interest rate of 4% (3) ..........................     6,038            --
Convertible debentures - in the amount of $7,969, less discounts of $7,659 (4) ..........       310            --
Notes payable - bearing interest at 5.89% to 11.49%, payable in monthly
 installments between $313 and $372 through 2009, secured by vehicles ...................       418            --
Capital lease obligations at interest rate of 4.2%, due in monthly installments of $3
   through April 2007 ...................................................................        74            --
Note payable - due July 27, 2003 and unsecured (5) ......................................       135           160
                                                                                           --------      --------
 ........................................................................................    15,575         9,013
Less current maturities, including demand notes .........................................    (9,931)       (1,509)
                                                                                           --------      --------

Long-term portion .......................................................................  $  5,644      $  7,504
                                                                                           ========      ========

------------------

(1) On October 31, 2003, Flightserv purchased two businesses for a $10,000,000 non-interest-bearing seven-year note. Payments commence quarterly beginning June 30, 2004. Effective November 12, 2004, the Company entered into an amendment which reduced the Promissory Note to $1,000,000 payable in (i) four (4) equal yearly payments of $100,000, commencing on October 31, 2006, and continuing on the last day of each October through October 31, 2009, and (ii) a final balloon payment in the amount of $600,000 on October 31, 2010. In addition, on October 31, 2003, Flightserv agreed to pay $4,500,000 to MyTravel Canada for certain services over a three-year period beginning November 1, 2003. Effective November 12, 2004, the agreement was the amended to extend the agreement through October 31, 2010. The services agreement originally provided for payments of $4,500,000; it now provides for additional payments of $4,875,000 over the new term of the agreement. The impact of the amendments resulted in an extraordinary gain of $2,257,000.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

(2) On January 25, 2005, the terms of the $1,100,000 were finalized--term 180 days, interest rate 7%, secured by 100% of the FS SunTours common stock. In addition, warrants to purchase 549,250 shares of common stock of the Company at an exercise price of $1.25 per share, exercisable until the date that is three years after the closing date, were issued. On March 3, 2005, $100,000 of principal was repaid. On April 15, 2005, the remaining $1,000,000 was repaid.

(3) In connection with the acquisition of Farequest, in addition to other consideration the Company a promissory note payable within one year of the effective time of the merger, at the option of RCG, in either (a) an amount in cash equal to lesser of (x) $6,037,872 or (y) 19% of the value of the total maximum consideration payable or (b) 3,018,936 shares of RCG common stock. The promissory note bears interest at 4% per annum and the interest is payable at maturity at RCG's option in either cash or shares of RCG common stock valued at the greater of $2.00 per share or the market value at the maturity date.

(4) On February 8, 2005, RCG closed a private placement offering with eight accredited investors for $7,968,700. On April 14, 2005 principal plus 10% was repaid, which amounted to $8,765,570.

(5) The Company currently is negotiating with the debt holder to extend the term or agree upon a payment schedule.

NOTE 5. SHAREHOLDER TRANSACTIONS

Effective  September 14, 2004,  the Company  entered into a Securities  Purchase
Agreement with institutional and accredited investors (collectively the "Investors"). Pursuant to the terms of the Securities Purchase Agreement, the Company issued the following securities to the Investors in consideration for the Investors making payment to the Company in the aggregate amount of $4,300,000: (i) 4,300 shares of Series A 6% Convertible Preferred Stock, with a stated value of $1,000 per share; the shares are initially convertible into shares of Common Stock of the Company at a fixed price of $0.94 per share, subject to adjustment ("Set Price") and that are, subject to certain conditions, subject to forced conversion by the Company at any time the common shares of the Company have a volume weighted average price ("VWAP") which exceeds 200% of the Set Price for the preceding ten trading days, (ii) Warrants to purchase approximately 1,143,617 shares of Common Stock of the Company at an exercise price of $1.20 per share, exercisable commencing six months after the closing date until the date that is three years after such date, with anti-dilution provisions subject to a $1.00 floor, and that are subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP that exceeds 200% of the exercise price for the preceding 20 trading days, and
(iii) Additional Investment Rights to purchase approximately 3,430,851 shares of Common Stock of the Company at an exercise price of $1.03 per share, exercisable commencing six months after the closing date until the earlier of (a) the later of the date that is six months after the effective date of the registration statement covering the shares and the date that is one year after the closing date, and (b) September 13, 2006, with standard anti-dilution, and that are subject to certain conditions, callable by the Company at any time the common shares of the Company have a VWAP greater than or equal to 160% of the exercise price for the preceding 20 trading days. As of March 31, 2005, 2,730 of the 4,300 Series A Preferred Stock shares have been converted. As of the filing date, no subsequent shares have been converted.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

In connection with the aforementioned Securities Purchase Agreement, the Exercise Price to holders of 2,500,000 Common Stock Purchase Warrants (dated October 31, 2003) has been reduced from $2.442 per share to $0.94 per share, pursuant to the Warrant Agreement.

On January 25, 2005, the Company closed a private placement with five (5) accredited investors, including the Company's then-Chief Executive Officer/President, and a then-Director (collectively, the "Investors"). Pursuant to the terms of the Loan Agreement, the Company is to initially issue the following securities to the Investors in consideration for the Investors making payment to the Company in the total amount of $1,098,500: (i) Secured Promissory Notes in the total principal amount of $1,098,500, with interest accruing at the 7.0% per annum, payable in one lump sum of principal and interest on the date that is six (6) months after issuance (with an option to extend the term if the Company and the Investors mutually agree), secured by 100% of the issued and outstanding common stock of FS SunTours, d/b/a SunTrips; and (ii) Warrants to purchase 549,250 shares of common stock of the Company at an exercise price of $1.25 per share, exercisable until the date that is three years after the closing date. The Notes were repaid on April 15, 2005.

As more fully described in Note 2, on February 2, 2005, RCG closed a transaction through which its wholly owned subsidiary WTI Acquisition, Inc. ("Sub") merged with and into Farequest.

On February 8, 2005, RCG closed a private placement offering with eight accredited investors. Pursuant to the terms of the Securities Purchase Agreement, the Company sold and the purchasers purchased an aggregate of $7,968,700 of two-year senior secured convertible debentures (the "Debentures"). The Debentures are original issue discount notes, discounted to $6,294,392. If not converted earlier, the Debentures are due on February 8, 2007. The initial conversion price of the Debentures is $1.30 per share and the Debentures are not convertible into shares of the Company's common stock until the shareholders of the Company have approved the transaction pursuant to the rules of the American Stock Exchange. The Company has a right to redeem the Debentures for cash any time after the issuance date at 130% of the principal amount of the Debentures. The purchasers are granted a senior security interest in the assets of the Company, subject to carve-outs for certain existing indebtedness.

In addition, the Company issued a total of 10,177,140 Warrants, exercisable for the Company's common stock. Fifty percent (50%) of the Warrants are exercisable at $1.55 per share and the remaining 50% of the Warrants are exercisable at $1.87 per share. The shares underlying the Warrants are not issuable for 180 days from the closing date of the offering. The Warrants have full ratchet anti-dilution provisions, but only after the shareholders approve the issuance in excess of 20% of the outstanding common stock of RCG to the purchasers of the Debentures.

The Company agreed to hold a shareholders meeting to approve the issuance in excess of 20% of its common stock no later than May 31, 2005, which was subsequently extended to June 30, 2005, and to file a registration statement underlying the common stock in both the Debentures and Warrants within 45 days of the closing date and to make its reasonable best efforts to have such registration declared effective at the earliest date. If the registration statement is not timely filed or declared effective within 120 days following the closing, additional cash payments equal to 1.5% per month shall be owed on the Debentures.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company paid a placement fee equal to 10% in cash of the aggregate number of dollars raised and issued Warrants in substantially the same form as issued to the purchasers in the amount of 50,000 Warrants for each $1,000,000 aggregate principal amount of dollars raised.

NOTE 6. RELATED-PARTY TRANSACTIONS

G. David Gordon, a Company stockholder, also occasionally acts as legal counsel to the Company.

On April 19, 2004, Robert H. Brooks, Chairman of Hooters of America, Inc., Hooters Air and Pace Airlines, Inc. joined the Company's Board of Directors. In addition, Mr. Brooks made a $1,000,000 cash investment in the Company, and provided a waiver of the requirement of delivery of a letter of credit in the amount of $1,000,000 to Pace Airlines, Inc., a charter airline company that charters planes to the Company's Travel Services division. In exchange, the Company issued 1,250,000 restricted shares of Common Stock and a warrant to purchase 1,250,000 restricted shares of Common Stock at an exercise price of $2.44 per share. The $1,000,000 investment was allocated $800,000 to the Common Stock and $200,000 to the warrants using the Black-Scholes option-pricing model. On August 2, 2004, Mr. Brooks resigned from the Company's Board of Directors, citing time constraints.

On February 8, 2005, K. Wesley M. Jones, Sr. resigned as a member of the Company's Board of Directors, citing time constraints. Mr. Jones has an ownership stake in a private investment group that has secured certain letters of credit issued by the Company in the amount of $2,000,000. During the nine months ended March 31, 2005, the Company paid the private investment group approximately $180,000. On December 14, 2004, the Company granted the aforementioned private investment group, for one time release of collateral and a term extension to the letters of credit, 215,000 three-year common stock warrants at an exercise price of $1.25. The common stock warrants were valued at $125,000 using the Black-Scholes option pricing model and the expenses is included in selling, general and administrative expenses.

Mr. Jones and Michael D. Pruitt, RCG's then-CEO, as with other accredited investors, each advanced the Company $250,000 of the total $1,100,000 advanced (see Note 3).

Farequest licenses an Internet-based travel-booking engine from a company majority owned by the founder of Farequest. Farequest is obligated to pay a monthly license fee for support and maintenance based on the number of reservations booked on-line. Monthly fees charged by the company to Farequest during the period from the date of the Farequest acquisition to March 31, 2005 totaled $41,489.

During the calendar year ended December 31, 2004, Farequest purchased several automobiles, which were financed through notes payable. Certain notes were personally guaranteed by two stockholders of Farequest. In exchange for the guarantees, during the period from the date of the Farequest acquisition to March 31, 2005, the Company paid the stockholders fees that totaled $6,000. The fees are expected to be paid through the term of the notes, which mature in 2009.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7. BUSINESS SEGMENT INFORMATION

As discussed in Note 3, during the third quarter of fiscal year 2005 the Board directed management to investigate the possible sale of its Technology Segment to provide the Company with additional liquidity and allow the Company to focus on its core business, the Travel Segment. On April 27, 2005, RCG closed the sale of the Technology Segment. Accordingly, the operations of the Technology Segment have been reclassified to discontinued operations.

As a result of the sale of the Logisoft assets, RCG no longer owns or operates any entities in the Technology Segment and only has operations in the Travel Segment. Hence, the Company no longer reports operating results by business segment.

NOTE 8. SUBSEQUENT EVENTS

On April 14, 2005, RCG entered into and closed a Securities Purchase Agreement with 12 institutional investors for a private placement of Series C Convertible Preferred Stock totaling $30,910,165, and associated warrants. Total proceeds after offering expenses will be approximately $27,128,946.

In conjunction with the placement, RCG repaid the promissory notes issued in January 2005 and redeemed all of its outstanding convertible debentures issued in February 2005 for aggregate consideration of $8,765,570. Remaining proceeds of the placement will be used to finance the previously announced planned acquisition of 100% of the outstanding stock of OneTravel, Inc. and for general working capital. The Company will record approximately $9,543,000 of expense attributable to the repayment of the January and February 2005 debt in the fourth quarter of fiscal year 2005, of which approximately $8,746,000 is non-cash.

On April 15, 2005, RCG closed the acquisition of OneTravel, Inc. ("OneTravel"), pursuant to the previously announced Agreement and Plan of Merger, dated February 10, 2005, by and among OneTravel, OT Acquisition Corporation, Terra Networks Asociadas, S.L., Amadeus Americas, Inc. and Avanti Management, Inc. (collectively, the "Shareholders"). The terms of the acquisition provide for a total purchase price of $26,827,000 including estimated working capital adjustment of $827,488, of which $2,500,000 of the total consideration was paid by the Registrant as a deposit upon signing. On February 10, 2005, $10,500,000 of the total consideration was paid in cash at closing, and the remaining $12,500,000 was paid at closing by the issuance of six-month, interest-free, convertible promissory notes to the Shareholders. The notes are convertible into common stock at a conversion price of $0.6875 of the Registrant at the option of the holder... This conversion price will be adjusted to equal 125% of the market price of the Registrant's common stock in the event that the Registrant's contemplated one for ten reverse stock split is approved by its stockholders, and the average market value of the Registrant's common stock is lower that the split adjusted conversion price for the twenty trading days immediately following the effectuation of the reverse stock split. The Registrant has agreed to file a registration statement with the Securities and Exchange Commission in order to register the resale of the shares issuable upon conversion of the convertible promissory notes. The Registrant has the right to extend the maturity of the convertible note by up to five months upon payment of an extension fee to the note-holders of an aggregate of $125,000 per each one-month extension.

                   RCG Companies Incorporated and Subsidiaries
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

OneTravel is a privately held provider of online and offline discount-travel products and services, offering its customers the ability to search for and book a full range of travel products. OneTravel also has proprietary dynamic-packaging search-engine technology that allows its customers to customize their own vacations by combining air, hotel and land options. OneTravel operates a direct-to-consumer business through a variety of Web sites. In addition to OneTravel.com, it operates 11thHour.com, CheapSeats.com and DiscountHotels.com. OneTravel also provides technology solutions and support services that enable other businesses to operate in the online travel arena. Through OneTravel's long-standing partner program, OneTravel has developed turnkey solutions for organizations such as The Travel Channel, Sam's Club and SideStep.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Guarantee Obligation

The Company has certain guarantees with airline providers that agrees to a minimum number of hours during each program and is required to pay any shortage to the provider. The segment does not anticipate a shortage and, accordingly, no amount has been accrued. However, the Company has been notified by a prior airline provider claiming $1,400,000 for a program that was cancelled during the year. The Company believes such claim is completely without merit.

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

Management's   Discussion  and  Analysis  should  be  read  with  the  Condensed
Consolidated Financial Statements.

OVERVIEW

Effective February 1, 2005, RCG concluded the acquisition of 100% of the common stock of Farequest Holdings, Inc. ("Farequest"). Farequest is a travel agency and consolidator that sells and distributes travel products including airline tickets, lodging, car rentals, cruises and vacation packages to consumers, corporations and travel agencies through on-line sales on the Internet and telephone sales through call center agents.

Farequest maintains its operations and accounting offices in Atlanta, Georgia, and its call center operations are located in Las Vegas, Nevada, with an additional corporate travel service office in Los Angeles, California. Farequest markets its call center travel services under the trade name of 1-800-CHEAPSEATS and its on-line travel website to distribute travel products and services to consumers under the brand name of 1800cheapseats.com. RCG's continuing results from continuing operations include the results of Farequest beginning from the date of acquisition.

RCG's continuing operations also include a travel company based in San Jose, California specializing in the distribution of leisure travel products and services under the SunTrips brand. SunTrips sells air and hotel packages for Mexico, the Dominican Republic, Costa Rica, Hawaii and the Azores. The flights originate in Oakland, California and/or Denver, Colorado.

During the third quarter of fiscal year 2005, the Board directed management to investigate the possible sale of its Technology Segment to provide the Company with additional liquidity and allow the Company to focus on its core business, the Travel Segment. On April 27, 2005, RCG closed the sale of its Technology Segment (See Note 3 of the Company's Condensed Consolidated Financial Statements for further details). As a result of the sale of the Logisoft assets RCG no longer owns or operates any entities in the Technology Segment and only operates within the Travel Segment. Hence, the Company no longer reports operating results by business segment.

On December 9, 2004, the Company sold the assets of FS Tours. Accordingly, the operations of FS Tours as well as Flightserv, Inc., which provided charter management operations for FS Tours, were reclassified to discontinued
operations. Both the operations of FS Tours and Flightserv were included with the Travel Services Segment.

On April 14, 2005, the Company raised $31,110,165 from the issuance of Series C Preferred Stock and associated warrants. A portion of these proceeds were used to fund the acquisition of OneTravel.

On April 15, 2005, RCG closed the acquisition by merger of OneTravel (See Note 8 of the Company's Condensed Consolidated Financial Statements for further details).

OneTravel is a privately held provider of online and offline discount-travel products and services, offering its customers the ability to search for and book a full range of travel products. OneTravel also has proprietary dynamic packaging search engine technology that allows its customers to customize their own vacations by combining air, hotel and land options.

OneTravel operates a direct-to-consumer business through a variety of Web sites. In addition to OneTravel.com, it operates 11thHour.com, CheapSeats.com and DiscountHotels.com. OneTravel also provides technology solutions and support services that enable other businesses to operate in the online travel arena. Through OneTravel's long-standing partner program, OneTravel has developed turnkey solutions for organizations such as The Travel Channel, Sam's Club and SideStep.

Results of Operations

The following table summarizes the consolidated results of operations (in thousands).

                                                    Nine Months Ended March            Nine Months Ended March
                                                            31, 2005                          31, 2004
                                                                      % of                               % of
                                                     Amount          Revenue           Amount           Revenue
                                                  -----------      -----------       -----------      -----------
   Revenue ...................................... $    57,677            100.0%      $    36,691            100.0%
   Cost of revenue ..............................      57,983            100.5%           34,507             94.0%
                                                  -----------      -----------       -----------      -----------

 Gross profit (loss) ............................        (306)            (0.5%)           2,184              6.0%
                                                  -----------      -----------       -----------      -----------

Selling, general and administrative expenses ....       9,992             17.3%            5,913             16.2%
Goodwill impairment .............................          --              0.0%            1,000              2.7%
Depreciation and amortization ...................         495              0.9%              159              0.4%
                                                  -----------      -----------       -----------      -----------
      Operating costs and expenses ..............      10,487             18.2%            7,072             19.3%
                                                  -----------      -----------       -----------      -----------

      Operating loss ............................     (10,793)           (18.7%)          (4,888)           (13.3%)

Interest expense, net ...........................        (993)            (1.7%)            (220)            (0.6%)
Warrant expense .................................         (73)            (0.1%)              --              0.0%
Other (loss) income .............................        (519)            (0.9%)             119              0.3%
                                                  -----------      -----------       -----------      -----------

Loss from continuing operations before
  extraordinary items ........................... $   (12,378)           (21.4%)     $    (4,989)           (13.6%)
                                                  ===========      ===========       ===========      ===========

                                                     Three Months Ended Mar.           Three Months Ended Mar.
                                                            31, 2005                           31, 2004
                                                                       % of                              % of
                                                     Amount          Revenue            Amount          Revenue
                                                  -----------      -----------       -----------      -----------
   Revenue ...................................... $    16,448            100.0%      $    19,769            100.0%
   Cost of revenue ..............................      16,687            101.5%           19,437             98.3%
                                                  -----------      -----------       -----------      -----------

 Gross profit (loss) ............................        (239)            (1.5%)             332              1.7%
                                                  -----------      -----------       -----------      -----------

Selling, general and administrative expenses ....       3,447             21.0%            3,446             17.4%
Depreciation and amortization ...................         351              2.1%               92              0.5%
                                                  -----------      -----------       -----------      -----------
      Operating costs and expenses ..............       3,798             23.1%            3,538             17.9%
                                                  -----------      -----------       -----------      -----------

      Operating loss ............................      (4,037)           (24.6%)          (3,206)           (16.2%)

Interest expense, net ...........................        (700)            (4.2%)            (120)            (0.6%)
Other loss ......................................        (259)            (1.6%)              --              0.0%
                                                  -----------      -----------       -----------      -----------

Loss from continuing operations before
  extraordinary items ........................... $    (4,996)           (30.4%)     $    (3,326)           (16.8%)
                                                  ===========      ===========       ===========      ===========

NINE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO NINE-MONTH PERIOD ENDED MARCH 31, 2004

For the nine months ended March 31, 2005, Revenue was $57,677,000 compared to $36,691,000 in the same period a year before, which is an increase of $20,986,000 or 57%. SunTrips was acquired on October 31, 2003, therefore only five months of revenues were included for the period ended March 31, 2004 as compared to a full nine months for the period end March 31, 2005. Also, Farequest was acquired on February 2, 2005 resulting in two months of its revenues totaling $1,114,000 being included in the current year. Revenues were less than expected as increased competition has created aggressive sales promotions resulting in deeply discounted fares. The implementation of SunTrips' new online reservation system in the first quarter of fiscal year 2005 severely hindered bookings. It is estimated that $6,000,000 of revenues were lost due to implementation problems and delays.

For the nine months ended March 31, 2005, the Gross loss was $306,000 compared to a Gross profit of $2,184,000 for the same period in the prior year. Gross margins declined as a direct result of the reduced revenues and being unable to absorb the air cost. The majority of our air cost is fixed and is difficult to reduce when bookings decline. The price of jet fuel continues to increase. Competitive market conditions have prevented us from passing increases, in the form of surcharges, to our customers.

For the nine months ended March 31, 2005, Selling, general and administrative ("SGA") expenses were $9,992,000, or 17.3% of revenues, compared to $5,913,000, or 16.2% of revenues, for the same period a year before. SunTrips was acquired on October 31, 2003, therefore only five months of expenses were included for the period ended March 31, 2004 as compared to a full nine months for the period end March 31, 2005. Additionally, the acquisition of Farequest on February 2, 2005 resulted in two months of Farequest's SGA expenses being included in the period ended March 31, 2005.

For the nine months ended March 31, 2005, Depreciation and amortization was $495,000 compared to $159,000 for the same period a year before, an increase of $336,000 or 211%. The increase was primarily due to the acquisition of Farequest, which resulted in two months of its depreciation expenses and intangibles amortization being included in the current period.

For the nine-month period ended March 31, 2005, the Company incurred $993,000 of Net-interest expense compared to $220,000 in the same period in the prior year, an increase of $773,000 or 351%. The primary reasons for the increase was interest associated with the amortization of the original issue discount on the securities issued February 8, 2005 as well as interest associated with the Promissory Notes issued in January 2005 to accredited investors and in February 2005 to the Farequest shareholders.

For the nine-month period ended March 31, 2005, the Company incurred $519,000 of Other losses compared to Other income of $119,000 in the same period a year before. The primary reason for the losses was the write-down of an investment.

THREE-MONTH PERIOD ENDED MARCH 31, 2005 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2004

For the three months ended March 31, 2005, Revenue was $16,448,000 compared to $19,769,000 in the same period a year before, which is a decrease of $3,321,000 or 16.8%. The decrease is primarily due to lower than expected revenues of SunTrips, which operates in an intensely competitive market with adverse, market conditions including a significant excess capacity of available passenger seats. Increased competition has created aggressive sales promotions with deeply discounted fares.

For the three months ended March 31, 2005, the Gross loss was $239,000 compared to a Gross profit of $332,000 for the same period a year before. Gross margins declined as a direct result of the reduced revenues and not being able to absorb air cost. The majority of our air cost is fixed and is difficult to reduce when bookings decline. The price of jet fuel continues to increase. Competitive market conditions have prevented us from passing increases, in the form of surcharges, to our customers.

For the three months ended March 31, 2005, SGA expenses were $3,447,000, or 21.0% of sales, compared to $3,446,000, or 17.4%, for the same period a year before. A decrease in the operating expenses of SunTrips was offset by the inclusion of two months of Farequest's expenses in the current period.

For the three months ended March 31, 2005, Depreciation and amortization was $351,000 compared to $92,000 for the same period a year before, an increase of $259,000. The increase was primarily due to the Farequest acquisition, which resulted in two months of its depreciation expenses and intangibles amortization being included in the current period.

For the three-month period ended March 31, 2005, the Company incurred $700,000 of Net-interest expense compared to $120,000 in the same period a year before. The primary reason for the increase was the amortization of the original issue discount on the securities issued February 8, 2005 as well as interest associated with the Promissory Notes issued in January 2005 to accredited investors and in February 2005 to the Farequest shareholders.

For the three-month period ended March 31, 2005, the Company incurred $259,000 of Other losses related to the write-down of an investment.

SEASONALITY

The Company experiences significant seasonality in its SunTrips tour operation due to the higher level of demand for charter travel to Mexican and Hawaiian destinations from SunTrips' departure cities during the vacation season, which coincides with the Company's first and fourth fiscal quarters. Although there is some seasonality in 1-800-CHEAPSEATS' and OneTravel's businesses that mirrors travel seasonality, generally, in the same first and fourth quarters, the seasonality in these two businesses is not as pronounced as in SunTrips' tour business.

GUARANTEE OBLIGATION

The Company has certain guarantees with an airline provider that agrees to a minimum number of hours during each program year and is required to pay any shortage to the provider. The Company does not anticipate a shortage, and accordingly, no amount has been accrued.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered recurring losses from operations and as of March 31, 2005 had a working capital deficit of $24,602,000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional funding is necessary.

In September 2004, the Company entered into a Securities Purchase Agreement with institutional and accredited investors who purchased Series A Convertible Preferred Stock and associated warrants and other investment rights for an aggregate amount of $4,300,000.

In January 2005, the Company closed a private placement with accredited investors who received Secured Promissory Notes and associated warrants for an aggregate amount of $1,098,000.

In February 2005, the Company entered into a Securities Purchase Agreement with certain accredited investors to issue senior secured convertible debentures, associated warrants and other investment rights for a principal amount of $7,968,700. The securities were original issue discount debentures and were discounted to $6,294,392.

On April 14, 2005, RCG Companies Incorporated (the "Registrant") entered into and closed a Securities Purchase Agreement with 12 institutional investors for a private placement of Series C Convertible Preferred Stock totaling $30,910,165, and associated warrants. Total proceeds after offering expenses were $27,128,946.

In conjunction with the placement, the Registrant repaid the Secured Promissory Notes issued in January 2005 for $1,023,775 and redeemed all of its outstanding convertible debentures issued in February 2005 for aggregate consideration of $8,765,570. Remaining proceeds of the placement were used to finance the acquisition of 100% of the outstanding stock of OneTravel, Inc.

Therefore, the remaining proceeds of the April 14, 2005 private placement - subsequent to repayment of the January 2005 Secured Promissory Notes, redemption of the February 2005 Original Issue Discount Debentures, the acquisition of OneTravel and payment of closing and transaction costs - was approximately $4,500,000, which is available for working capital needs.

The Company is exploring additional sources of liquidity through debt and equity financing alternatives further restructuring of its long-term debt and seeking to restructure trade creditor obligations of certain subsidiaries. If the Company is (i) unable to grow its business or improve its operating cash flows as expected, (ii) unsuccessful in negotiating balances owed to trade creditors, or (iii) unable to raise additional funds through sales of debt and equity securities or sale of certain assets or portions of the business, then the Company may be unable to continue as a going concern. There can be no assurance that additional financing will be available when needed or, if available, that it will be on terms favorable to the Company and its stockholders. If the Company is not successful in generating sufficient cash flows from operations, or in raising additional capital when required in sufficient amounts and on terms acceptable to the Company, these failures would have a material adverse effect on the Company's business, results of operations and financial condition. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's current shareholders would be diluted. These Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

Cash and cash equivalents were $212,000 and $777,000 at March 31, 2005 and June 30, 2004, respectively. Cash and cash equivalents were approximately $4,330,000 at May 18, 2005. At March 31, 2005, the Company had current assets of $17,987,000, as compared to $42,589,000 of total current liabilities at March 31, 2005, resulting in a working capital deficit of $24,602,000. At June 30, 2004, the Company had current assets of $22,720,000, as compared to $33,852,000 of total current liabilities at June 30, 2004, resulting in a working capital deficit of $11,132,000.

For the nine months ended March 31, 2005, cash and cash equivalents decreased by $565,000. Cash flow of $11,105,000 was provided from financing activities, primarily from the sale of Series A Convertible Preferred Stock in September 2004 of $4,300,000, from the proceeds of a Loan Agreement in January 2005 in the amount of $1,099,000, and the proceeds of a private placement of secured convertible debentures in the amount of $6,294,000. These amounts were offset by $11,533,000 used in operations and $379,000 used in investing activities.

Cash of $11,533,000 was used in operations, primarily resulted from a cash operating loss of $14,202,000 offset by $2,669,000 in the change in net operating assets and liabilities.

Disclosures About Contractual Obligations and Commercial Commitments

The following table summarizes contractual obligations as of March 31, 2005 (in thousands).

                                                             Prior to         4/1/06-         4/1/08-         4/1/10 &
                                                Total         3/31/06         3/31/08         3/31/10        thereafter
                                            -----------     -----------     -----------     -----------     -----------
Purchase obligations ...................... $    71,406     $    29,723     $    37,927     $     3,756     $        --
Long-term notes payable ...................      26,652          18,808           4,181           2,932             731
Operating and capital lease obligations ...       4,646           1,327           2,390             929              --
                                            -----------     -----------     -----------     -----------     -----------
                                            $   102,704     $    48,858     $    44,498     $     7,617     $       731
                                            ===========     ===========     ===========     ===========     ===========

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

REVENUE RECOGNITION

The Company's tour operator, SunTrips, sells tour packages either to travel agents or directly to passengers. Revenue is recognized on the departure date of the trip. Direct air and hotel costs, other related direct costs and commissions associated with the tour package are also recognized on the departure date. Cash received in advance of the departure date is deposited into escrow accounts and recorded as unearned income. Substantially all of the unearned income on the Company's balance sheet is from the SunTrips tour business.

As discussed in Note 1 of the Company's Condensed Consolidated Financial Statements, Farequest derives revenues from multiple sources including: a) the sale of nonpublished airline fares under agreements with certain airlines in which Farequest is generally the merchant of record; b) commissions from suppliers such as airlines, hotels, car rental companies, etc.; c) service fees charged to consumers; and d) reservation booking system incentives.

Due to most airline reservations made by Farequest being noncancellable and nonrefundable, as well as the associated service fees being nonrefundable, revenue for each of Farequest's sources of revenue other than commissions is recognized when the reservations are made and secured by a credit card or other form of payment. Commission revenues are recognized when received from the supplier.

Farequest presents revenue derived from the sale of nonpublished airline fares at the net amount collected in accordance with Emerging Issues Task Force Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." Commissions and service fees derived from the sale of published airline fares are also recorded at the net amount realized.

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

INTANGIBLE ASSET RISK

We have a substantial amount of intangible assets. We are required to perform goodwill impairment tests at least on an annual basis and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that the intangible asset values need to be written down to their fair values, which could result in material charges that could be adverse to our operating results and financial position. Although at March 31, 2005 we believe our intangible assets are recoverable, changes in the economy, the business in which we operate and our own relative performance could change the assumptions used to evaluate intangible asset recoverability. We continue to monitor those assumptions and their consequent effect on the estimated recoverability of our intangible assets.

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


                                       RCG Companies Incorporated


Date: May 23, 2005                     By: /s/ William A. Goldstein
                                           -------------------------------------
                                           William A. Goldstein
                                           Chief Executive Officer
                                           (principal executive officer)


Date: May 23, 2005                     By: /s/ Philip A. Ferri
                                           -------------------------------------
                                           Philip A. Ferri
                                           Chief Financial Officer
                                           (principal financial officer)