Form 10-K/A
period 2004-06-30
RCG Companies INC
filed 2005-05-27
CIK 722839

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 2)

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

Documents Incorporated by Reference - None.

EXPLANATORY NOTE

This amendment on Form 10-K/A (Amendment No. 2) amends the Registrant's annual report on Form 10-K for the fiscal year ended June 30, 2004, as filed with the Securities and Exchange Commission and is being filed primarily to include the report of the accountants that the principal accountant is relying on in accordance with Rule 2-05 of Regulation S-X and other minor typographical and drafting errors. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading. Except as otherwise expressly noted herein, this Form 10-K/A does not reflect events occurring after the October 13, 2004 filing of annual report on Form 10-K for the year ended June 30, 2004 in any way. While this report primarily relates to the historical periods covered, events may have taken place since the original filing that might have been reflected in this report if they had taken place prior to the original filing.


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

                                            PART II

Item 5.  Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer
         Purchases of Equity Securities.............................................................13
Item 6.  Selected Financial Data....................................................................15
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations......16
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.................................20
Item 8.  Financial Statements and Supplementary Data................................................21
Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.......51
Item 9A. Controls and Procedures....................................................................51
Item 9B. Other Information..........................................................................51

                                            PART III

Item 10. Directors and Executive Officers of the Registrant.........................................52
Item 11. Executive Compensation.....................................................................54
Item 12. Security Ownership of Certain Beneficial Owners and Management.............................58
Item 13. Certain Relationships and Related Transactions.............................................58
Item 14. Principal Accountant Fees and Services.....................................................59

                                            PART IV

Item 15. Exhibits, Financial Statement Schedules....................................................60
         Signatures

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

/s/ BDO Seidman
BDO Seidman, LLP
Charlotte, North Carolina

October 8, 2004, except for Note 16,
which is dated October 27, 2004

                              GUEST & COMPANY, P.C.
                         7170 S. Braden Ave., Suite 100
                           Tulsa, Oklahoma 74136-6333
--------------------------------------------------------------------------------
                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors
Lifestyle Innovations, Inc. and Subsidiaries
Colleyville, Texas

We have audited the accompanying consolidated balance sheets of Lifestyle Innovations, Inc. and Subsidiaries (the Company), as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lifestyle Innovations, Inc. and Subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for the years ended June 30, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1(e) to the consolidated financial statements, the Company has a significant working capital deficit as of June 30, 2004, and does not have sufficient cash flows to meet its obligations currently due. In addition, the Company suffered a significant loss in fiscal year 2004, as well as the prior two years, and has a significant deficit in its equity section of the June 30, 2004, consolidated balance sheet. At June 30, 2004, the Company has only one operating subsidiary with continuing operations, and all other subsidiaries of the Company have been discontinued or were sold in fiscal year 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1(e). The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                       /s/ GUEST & COMPANY, P.C.


Tulsa, Oklahoma
October 5, 2004

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

Current assets............................     $         25,115,629
Property and equipment....................                  628,775
Goodwill..................................               15,050,524
Other intangible assets...................                  702,000
                                               ---------------------
      Total assets acquired...............               41,496,928
Current liabilities.......................               32,109,167
                                               ---------------------
      Net assets acquired.................     $          9,387,761
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